Form 10-K
period 2020-12-31
Celanese Corp
filed 2021-02-11
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2020
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
Large accelerated Filer   ☑ Accelerated filer   ☐ Non-accelerated filer   ☐ Smaller reporting company   ☐ Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2020 (the last business day of the registrants' most recently completed second fiscal quarter) was $10,196,052,077.
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of January 28, 2021 was 114,173,336.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Definitive Proxy Statement relating to the 2021 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

CELANESE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2020

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
Headquartered in Irving, Texas, our operations are primarily located in North America, Europe and Asia and consist of 33 global production facilities and an additional 6 strategic affiliate production facilities. As of December 31, 2020, we employed 7,658 people worldwide.
Business Segment Overview
We operate principally through three business segments: Engineered Materials, Acetate Tow and the Acetyl Chain. See Business Segments below and Note 23 - Segment Information and Note 24 - Revenue Recognition in the accompanying consolidated financial statements for further information.

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
• Acesulfame potassium ("Ace-K")
• Preservatives
• Automotive • Medical • Industrial • Energy storage • Consumer electronics • Appliances • Filtration equipment • Telecommunications • Beverages • Baked goods
• Ajinomoto Co. Inc.
• Anhui Jinhe Industrial Co., Ltd.
• BASF SE
• Daicel Corporation ("Daicel")
• E. I. du Pont de Nemours and Company
• Koninklijke DSM N.V.
• Nantong Acetic Acid Chemical Co., Ltd.
• The NutraSweet Company
• SABIC Innovative Plastics
• Solvay S.A.
• Suzhou Hope Technology Co., Ltd.
• Tate & Lyle PLC
Other regional competitors:
• Asahi Kasei Corporation
• Braskem S.A.
• Lanxess AG
• Mitsubishi Gas Chemical Company, Inc.
• Sumitomo Corporation
• Teijin Limited
• Toray Industries, Inc.

• Formaldehyde (for POM)
• Ethylene (for UHMW-PE, TPE and preservatives)
• Polypropylene (for LFRT)
• Fibers (for LFRT)
• Acetic anhydride (for LCP)
• Propylene (for TPE)
• Styrene (for TPE)
• Butadiene (for TPE)
• PA6 (for nylon)
• PA66 (for nylon)
• Para-dichlorobenzene (for PPS)
• Diketene (for Ace-K)

•Overview
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
Engineered Materials is a project-based business where growth is driven by increasing new project commercializations from the pipeline. Our project pipeline model leverages competitive advantages that include our global assets and resources, marketplace presence, broad materials portfolio and differentiated capabilities. Our global assets and resources are represented by our operations, including polymerization, compounding, research and development, and customer technology centers in all regions of the world, including Brazil, China, Germany, India, Italy, Japan, Mexico, South Korea, the United Kingdom and the US, along with sites associated with our three strategic affiliates in Saudi Arabia, South Korea and the US. In July 2020, we announced that we are establishing a European Compounding Center of Excellence at our Forli, Italy facility, which includes the intended consolidation of our compounding operations in Kaiserslautern, Germany; Wehr, Germany; and Ferrara Marconi, Italy. These operations are included in our Engineered Materials segment. We expect to complete the consolidation of the compounding operations by 2022. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
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
Our differentiated capabilities are highlighted in our intimate and unique customer engagement which allows us to work across the entirety of our customers' value chain. For example, in the automotive industry we work with original equipment manufacturers as well as system and tier suppliers and injection molders in numerous areas, including polymer formulation and functionality, part and structural design, mold design, color development, part testing and part processing. This broad access allows us to create a demand pull for our solutions. This business segment also includes three strategic affiliates that complement our global reach, improve our ability to capture growth opportunities in emerging economies and positions us as a leading participant in the global specialty polymers industry.
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
•Key Products
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
We continue to innovate and broaden the portfolio of Celcon® and Hostaform® in order to support the industry needs for higher performing polyacetal. We have expanded our portfolio to include products with higher impact resistance and stiffness, low emissions, improved wear resistance and enhanced appearance such as laser marking and metallic effects. We launched POM ECO-B, a sustainable polyacetal, which allows customers to realize reduction in carbon dioxide emission in their end-use products and advance toward their renewable content goals.
Korea Engineering Plastics Co., Ltd., our 50%-owned strategic affiliate ("KEPCO"), manufactures POM and other engineering resins in the Asia-Pacific region. For further discussion of KEPCO, see Strategic Affiliates in this Item 1. Business.
National Methanol Company ("Ibn Sina"), our 25% owned strategic affiliate, produces methanol which is a key feedstock for POM production. Its production facilities are located in Saudi Arabia. For further discussion of Ibn Sina, see Strategic Affiliates in this Item 1. Business.
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
Preservatives. Our preservatives, potassium sorbate and sorbic acid, are mainly used in foods, beverages and personal care products.
•Customers
Engineered Materials' principal customers are original equipment manufacturers and their suppliers serving the automotive, medical, industrial and consumer industries. We utilize our customer options mapping process to collaborate with our customers to identify customized solutions that leverage our broad range of polymers and technical expertise. Our engineered materials business has long-standing relationships through multi-year and annual arrangements with many of its major customers and utilizes distribution partners to expand its customer base. We primarily sell Sunett® sweetener to a limited number of large multinational and regional customers in the food and beverage industry under multi-year and annual contracts. Preservatives are primarily sold through regional distributors to small- and medium-sized customers and directly to large multinational customers in the food industry.
Because Engineered Materials is a project-based business focused on solutions, the pricing of products in this segment is primarily based on the value-in-use and is generally independent of changes in the cost of raw materials. Therefore, in general, margins may expand or contract in response to changes in raw material costs.
See Note 24 - Revenue Recognition in the accompanying consolidated financial statements for further information.

Acetate Tow

Products	Major End-Use Applications	Principal Competitors	Key Raw Materials
• Acetate tow • Acetate flake	• Filtration • Films • Flexible packaging	• Cerdia • Daicel • Eastman Chemical Company • Mitsubishi Rayon Co., Ltd	• Wood pulp • Acetic acid • Acetic anhydride
•Overview
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
•Key Products
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
•Customers
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
See Note 24 - Revenue Recognition in the accompanying consolidated financial statements for further information.

Acetyl Chain

Products	Major End-Use Applications	Principal Competitors	Key Raw Materials
Intermediate chemistry
• Acetic acid • Vinyl acetate monomer ("VAM") • Acetic anhydride • Acetaldehyde • Ethyl acetate • Formaldehyde • Butyl acetate	• Paints • Coatings • Adhesives • Lubricants • Pharmaceuticals • Films • Textiles • Inks • Plasticizers • Solvents
• BASF SE
• Chang Chun Petrochemical Co., Ltd.
• Daicel
• Dow Inc.
• Eastman Chemical Company
• E. I. du Pont de Nemours and Company
• Huayi Chemical Co., Ltd.
• INEOS
• Jiangsu Sopo (Group) Co., Ltd.
• Kuraray Co., Ltd.
• LyondellBasell Industries N.V.
• Nippon Gohsei
• Showa Denko K.K.
• Sipchem
For acetic acid and VAM: • Carbon monoxide • Methanol • Ethylene For solvents and derivatives: • Methanol • Acetic acid
Emulsion polymers
• Conventional emulsions • Vinyl acetate ethylene ("VAE") emulsions	• Paints • Coatings • Adhesives • Textiles • Paper finishing	• BASF SE • Dairen Chemical Corporation • Dow Inc. • Wacker Chemie AG	• VAM • Ethylene • Acrylate esters • Styrene
EVA polymers
• Ethylene vinyl acetate ("EVA") resins and compounds • Low-density polyethylene resins ("LDPE")	• Flexible packaging • Lamination products • Automotive parts • Hot melt adhesives	• Arkema • E. I. du Pont de Nemours and Company • ExxonMobil Chemical	• VAM • Ethylene
Redispersible Powders
• Redispersible Powders ("RDP")	• External thermal insulation composite systems • Tiling • Plasters and renders	• Dairen Chemical Corporation • Dow Inc. • Wacker Chemie AG	• VAE emulsions • Conventional emulsions • Polyvinyl alcohol
•Overview
The Acetyl Chain segment, which includes the integrated chain of intermediate chemistry, emulsion polymers, EVA polymers and redispersible powders businesses, is active in every major global industrial sector and serves diverse consumer end-use applications. These include traditional vinyl-based end uses, such as paints and coatings and adhesives, as well as other unique, high-value end uses including flexible packaging, thermal laminations, wire and cable, and compounds.

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
Our RDP business is a leading manufacturer of redispersible polymer powders, sold under the Elotex® brand. The business produces polymer emulsions which are converted into powdered thermoplastic resin materials. RDP products are used in a variety of applications in the mortar industry, including decorative mortar, exterior insulation and finish systems, gypsum-based materials, plaster and render, self leveling floor systems, skim coat and tile adhesives.
•Key Products
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
Acetic acid and VAM, our basic acetyl intermediates products, leverage global supply and demand fundamentals. The principal raw materials in these products are carbon monoxide, methanol and ethylene. We generally purchase carbon monoxide under long-term contracts, and we also produce carbon monoxide in our Clear Lake facility. We generally purchase methanol and ethylene under both annual and multi-year contracts. Methanol and ethylene are commodity products and generally available from a wide variety of sources, while carbon monoxide is typically purpose-made in close proximity.
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
Sales from acetyl products amounted to 27%, 27% and 31% of our consolidated net sales for the years ended December 31, 2020, 2019 and 2018, respectively.

Solvents and Derivatives. We manufacture a variety of solvents, formaldehyde and other chemicals, which in turn are used in the manufacture of paints, coatings, adhesives and other products. Many solvents and derivatives products are derived from our production of acetic acid. Primary products are:
•Ethyl acetate, an acetate ester that is a solvent used in coatings, inks and adhesives;
•Butyl acetate, an acetate ester that is a solvent used in inks, pharmaceuticals and perfume; and
•Formaldehyde and paraformaldehyde, which are primarily used to produce adhesive resins for plywood, particle board, coatings, POM engineering resins and a compound used in making polyurethane.
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
Redispersible Powders. Our RDP business produces a number of emulsions for use in manufacturing redispersible powders to meet requirements for various applications and formulated to fit our customers' needs for optimal production.
•Customers
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
Emulsion, RDP and EVA polymers products are sold to a diverse group of regional, family owned and multinational customers. Customers of our emulsion polymers and RDP business are manufacturers of water-based paints and coatings, adhesives, paper, building and construction products, glass fiber, non-wovens, textiles and premixed dry mortars. Customers of our EVA polymers business are engaged in the manufacture of a variety of products, including hot melt adhesives, automotive components, thermal laminations, and flexible and food packaging materials.
Pricing of our products within the Acetyl Chain segment is influenced by industry utilization and changes in the cost of raw materials. Therefore, in general, there is a direct correlation between these factors and our net sales for most Acetyl Chain products. This impact to pricing typically lags changes in raw material costs over months or quarters and impacts profit margins over those periods.
See Note 24 - Revenue Recognition in the accompanying consolidated financial statements for further information.
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

Strategic Affiliates
Our strategic affiliates represent an important component of our strategy. We have a substantial portfolio of affiliates in various regions, including Asia-Pacific, North America and the Middle East. These affiliates have sizeable operations and are significant within their industries.
With shared characteristics such as products, applications and manufacturing technology, these strategic affiliates complement and extend our technology and specialty materials portfolio. We have historically entered into these investments to gain access to local demand, minimize costs and accelerate growth in areas we believe have significant future business potential.
Our strategic affiliates contribute substantial earnings and cash flows to us. During the year ended December 31, 2020, our equity method strategic affiliates generated combined sales of $1.8 billion, resulting in our recording $102 million of equity in net earnings of affiliates and $119 million of dividends.
On October 9, 2020, we completed the sale of our 45% joint venture equity interest in Polyplastics Co., Ltd.("Polyplastics"), to our joint venture partner Daicel, for a purchase price of approximately $1.6 billion in cash. The sale of Polyplastics was meant to drive future growth, advance application development with customers, and pursue high-return expansion opportunities for the benefit of Celanese and its customers. See Note 7 - Investments in Affiliates in the accompanying consolidated financial statements for further information.
Our strategic affiliates as of December 31, 2020 are as follows:

	Location of Headquarters	Ownership	Partner(s)	Year Entered
Equity Investments
Engineered Materials
National Methanol Company	Saudi Arabia	25%	Saudi Basic Industries Corporation (50%); Duke Energy Arabian Ltd. (25%)	1981
KEPCO	South Korea	50%	Mitsubishi Gas Chemical Company, Inc. (40%); Mitsubishi Corporation (10%)	1999
Fortron Industries LLC	US	50%	Kureha America Inc. (50%)	1992
Equity Investments Without Readily Determinable Fair Value
Acetate Tow
Kunming Cellulose Fibers Co. Ltd.	China	30%	China National Tobacco Corporation (70%)	1993
Nantong Cellulose Fibers Co. Ltd.	China	31%	China National Tobacco Corporation (69%)	1986
Zhuhai Cellulose Fibers Co. Ltd.	China	30%	China National Tobacco Corporation (70%)	1993
National Methanol Company ("Ibn Sina"). National Methanol Company represents approximately 1% of the world's methanol production capacity and is one of the world's largest producers of methyl tertiary-butyl ether, a gasoline additive. Its production facilities are located in Saudi Arabia. Saudi Basic Industries Corporation ("SABIC") is responsible for all product marketing. Methanol is a key feedstock for POM production and is produced by our Ibn Sina affiliate which provides an economic hedge against raw material costs in our engineered materials business.
KEPCO. KEPCO is the leading producer of POM in South Korea. KEPCO has polyacetal production facilities in Ulsan, South Korea, compounding facilities for PBT and nylon in Pyongtaek, South Korea, and participates with Mitsubishi Gas Chemical Company, Inc. in a world-scale POM facility in Nantong, China. In December 2020, we signed a memorandum of understanding with our joint venture partners to restructure KEPCO, in which we and our joint venture partners will receive exclusive offtake rights to POM in Asia and global marketing rights without restrictions. The joint venture restructuring is expected to be completed before the end of 2021.
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

Acetate Tow strategic ventures. Our Acetate Tow ventures generally fund their operations using operating cash flow and pay dividends based on each ventures' performance in the preceding year. In 2020, 2019 and 2018, we received cash dividends of $126 million, $112 million and $112 million, respectively.
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
Other Equity Method Investments
InfraServs. We hold indirect ownership interests in several German InfraServ Groups that own and develop industrial parks and provide various technical and administrative services to tenants. Our ownership interest in the equity investments in InfraServ affiliates are as follows:

As of December 31, 2020
(In percentages)
InfraServ GmbH & Co. Gendorf KG	30
InfraServ GmbH & Co. Hoechst KG	31
YNCORIS GmbH & Co. KG(1)	22
______________________________
(1)Formerly known as InfraServ GmbH & Co. Knapsack KG.
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
Trademarks. Amcel®, AOPlus®, Ateva®, Avicor®, Celanese®, Celanex®, Celanyl®, Celcon®, Celstran®, Celvolit®, Clarifoil®, Dur-O-Set®, ECOMID®, EcoVAE®, Elotex®, Factor®, Forprene®, FRIANYL®, Fortron®, GHR®, GUR®, Hostaform®, Laprene®, MetaLX®, Mowilith®, MT®, NILAMID®, Nutrinova®, Nylfor®, OmniLon®, Pibiflex®, Pibifor®, Pibiter®, Polifor®, Resyn®, Riteflex®, SlideX®, Sofprene®, Sofpur®, Sunett®, Talcoprene®, Tecnoprene®, TufCOR®, VAntage®, Vectra®, Vinac®, Vinamul®, VitalDose®, Zenite® and certain other branded products and services named in this document are registered or reserved trademarks or service marks owned or licensed by Celanese. The foregoing is not intended to be an exhaustive or comprehensive list of all registered or reserved trademarks and service marks owned or licensed by Celanese. Fortron® is a registered trademark of Fortron Industries LLC. Hostaform® is a registered trademark of Hoechst GmbH. Mowilith® and NILAMID® are registered trademarks of Celanese in most European countries.
We monitor competitive developments and defend against infringements on our intellectual property rights. Neither Celanese nor any particular business segment is materially dependent upon any one patent, trademark, copyright or trade secret.

Environmental and Other Regulation
Matters pertaining to environmental and other regulations are discussed in Item 1A. Risk Factors, as well as Note 2 - Summary of Accounting Policies, Note 14 - Environmental and Note 21 - Commitments and Contingencies in the accompanying consolidated financial statements.
We expect to incur approximately $25 million to $50 million in capital expenditures for environmental control measures in each of 2021 and 2022.
Human Capital Resources
Workforce Composition and Diversity, Equity and Inclusion
Our business is operated by a diverse and global workforce, with employees in the following key geographies:

Employees as of December 31, 2020
North America
US	2,678
Canada	189
Mexico	418
Total	3,285
Europe
Germany	1,567
Other Europe	1,519
Total	3,086
Asia	1,158
Rest of World	129
Total	7,658
We believe that providing a diverse workplace that promotes mutual respect and inclusion for all employees is critical to our business success and to driving innovation and growth. To that end, in recent years we have sought and made significant progress in our efforts to promote diversity, equity and inclusion in our Company. We promote employee engagement through 39 chapters of eight different Employee Resource Groups designed to inspire, develop and increase the visibility, representation and promotion of underrepresented groups. We engage with trade associations and engineering groups to enhance our recruiting of diverse employees. In 2020, we launched our Diversity, Equity & Inclusion Council to strengthen our diversity strategy, identify potential actions and review progress.
As of December 31, 2020:
•globally, women make up approximately 24% of our workforce and hold approximately 28% of management roles.
•in the US, people of color represent approximately 30% of our workforce and hold approximately 29% of US management roles.
Stewardship: Health, Safety and Environmental
At Celanese, rather than just focus on occupational safety of our employees, contractors and any visitors to our sites, we have an expanded view and measurement of "Stewardship" that includes process safety and environmental releases since they may have an impact on the community. Our stewardship values are critical to our success in attracting and retaining the best industry talent across the globe.
As a company, we strive to do no harm to people, the environment or the communities that host our facilities. We believe in continuous improvement by building competency in our people and having a comprehensive management system built from recognized practices from around the globe. Our values include a commitment to the health and safety of our employees, contractors, communities and environment.

The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of our operations. Lagging indicators for occupational safety include the Occupational Safety and Health Administration Total Recordable Incident Rate ("TRIR") and the Lost Time Incident Rate ("LTIR") based upon the number of incidents per 200,000 work hours of both employees and contractors. Process Safety indicators follow the industry standard from API RP 754 for Tier 1 and 2 events for incident count, rate, and severity. The criteria for environmental indicators is 10% or greater of the Celanese reportable quantity (based on EPA methodology or internal default release values). Leading indicators include reporting and resolution of all near miss events, behavioral safety observations, hazard recognitions resolved and all releases that fall below the previously-mentioned threshold. Leading process safety indicators include challenges to safety systems. For the year ended December 31, 2020, the Company had a TRIR of 0.21, a LTIR of 0.07 and two work-related fatalities. We also had eight Tier 1 and Tier 2 process safety incidents and nine environmental releases. Through deliberate actions, we have improved our employee safety, process safety and environmental incident metrics in recent years.
Health and Wellness
Our efforts to support our employees' physical well-being starts with comprehensive health benefits offered to all US employees who work more than 20 hours per week, plus their eligible family members. Around the world, we offer other benefits that are competitive in each of the countries where we operate.
The cornerstone programs in the US are:
•Medical coverage with above-industry-average employer contributions to a Health Savings Account, including benefits for transgender employees and dependents and access to a low-cost and convenient telemedicine service;
•Dental and vision coverage that offers employees choices and free or low-cost preventive care; and
•Wellness programs that promote annual physicals for all employees and niche programs such as smoking cessation.
To further create a positive impact in the lives of employees and their families, the following services are available at no cost to our eligible participants:
•Access to an expert medical second opinion with a board-certified doctor when dealing with an illness, injury or chronic pain;
•Participation in a virtual physical therapy program to help with chronic musculoskeletal pain;
•A program created to empower all people with diabetes to live better, healthier lives; and
•In 2020, we expanded our mental health offerings to provide more services to more employees around the world.
Talent Development
At Celanese, we are committed to fostering an engaging and inclusive workplace with opportunities for collaboration, development and leadership. Our Talent Management strategies provide a consistent and efficient approach to how we acquire talent, manage performance, develop bench strength, support development and help employees reach their fullest potential.
We have a structured approach to reviewing talent with management as well as with the Board of Directors. This includes discussions of employee development, executive succession, diversity, talent pipelines and workforce planning requirements. We regularly report to the Board of Directors on talent development and succession across each functional area, and an annual review of executive succession with the Board of Directors.
We believe in giving employees clear opportunities to pursue their unique career goals and helping our leaders be a resource, champion and coach. Our Global Career Framework provides clarity around opportunities that can exist at Celanese and it also removes artificial barriers to help employees own their own careers. It allows employees to regularly increase their scope and responsibility, both within an employee's current role and moving to new roles. We also provide a specific technical career ladder for employees in technical roles to enable employees in manufacturing and other technical functions to grow their careers. We also utilize our Leadership Framework to define the attributes, competencies and behaviors of leaders at Celanese. We provide online courses, leadership webinars and other resources to support employee development.

COVID-19
For further information regarding the impact of COVID-19 and actions taken by the Company in response to the COVID-19 pandemic, including with respect to our employees, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Available Information — Securities and Exchange Commission ("SEC") Filings and Corporate Governance Materials
We make available free of charge, through the investor portion of our internet website (http://investors.celanese.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as ownership reports on Form 3 and Form 4, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. References to our website in this report are provided as a convenience, and the information on our website is not, and shall not be deemed to be a part of this report or incorporated into any other filings we make with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Celanese Corporation, that electronically file with the SEC at http://www.sec.gov.
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
Risks Related to Economic and Industry Conditions
Our business, financial condition and result of operations have been, and are expected to continue to be, significantly and adversely affected by the COVID-19 pandemic, and we cannot predict the extent to which this effect will continue.
In December 2019, a novel coronavirus causing a disease known as COVID-19 was first reported in China and its spread was declared a pandemic by the World Health Organization in March 2020. Substantially all locations where we and our customers and suppliers have offices and production facilities were impacted by government-imposed quarantines, stay-at-home restrictions, travel restrictions and other public health and safety measures.
COVID-19 has significantly impacted our operations and financial results during 2020 by slowing down the economy and depressing demand in many of our markets, and causing a negative impact on many of our customers, as well as the end customers of products for which our products serve as materials and inputs.
The extent to which COVID-19 will continue to impact our operations or those of our customers or suppliers will depend on future developments and numerous factors, which are highly uncertain and cannot be predicted with confidence. These include:
•the extent of any resurgence in infections and the spread of the disease, and the effectiveness of any vaccines;
•additional governmental, business and individual actions to contain the spread of the outbreak, including social distancing, work-at-home, stay-at-home and shelter-in-place orders and shutdowns, travel restrictions and quarantines;
•the extent to which these conditions depress economic activity generally and demand for our products specifically and affect the financial markets;
•the effect of the outbreak on our employees, customers, suppliers, supply chain and other business partners;
•our ability during the outbreak to provide our products and services;
•disruptions to our business, supply chain or the availability of raw materials caused by plant, workplace and office closures;
•the risk that we could be exposed to liability, negative publicity or reputational harm related to any incidents of actual or perceived transmission of COVID-19 among employees at our facilities;
•the ability of our customers to pay for our products and services during and following the outbreak;
•our ability to access usual sources of liquidity on reasonable terms; and
•our ability to comply with the financial covenant in our Credit Agreement if a material and prolonged economic downturn were to result in increased indebtedness or substantially lower EBITDA.
The COVID-19 pandemic continues to evolve, and it is unknown how long disruptions to our customers' demand will continue. We have monitored and will continue to monitor the situation closely.
We are exposed to general economic, political and regulatory conditions and risks in the countries in which we have operations and customers.
We operate globally and have customers in many countries. Our major facilities are primarily located in North America, Europe and Asia, and we hold interests in affiliates that operate in the United States ("US"), Germany, China, Japan, South Korea and Saudi Arabia. Our principal customers are similarly global in scope and the prices of our most significant products are typically regional or world market prices. Consequently, our business and financial results are affected, directly and indirectly, by world economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates and other challenges such as the changing regulatory environment.

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
We have invested significant resources in China and other Asian countries. This region's growth may slow, or trade flows could be negatively impacted, and we may fail to realize the anticipated benefits associated with our investment there and, consequently, our financial results may be adversely impacted.
In addition, we have significant operations and financial relationships based in Europe. Historically, sales originating in Europe have accounted for over one-third of our net sales annually, and accounted for approximately 40% of our net sales in 2020. Adverse conditions in the European economy related to the United Kingdom's exit from the European Union ("EU") membership or otherwise may negatively impact our overall financial results due to reduced economic growth, trade disruptions, decreased end-use customer demand or other factors.
We are subject to risks associated with the increased volatility in the prices and availability of key raw materials and energy, which could have a significant adverse effect on the margins of our products and our financial results.
We purchase significant amounts of ethylene, methanol, carbon monoxide and natural gas from third parties primarily for use in our production of basic chemicals in our intermediate chemistry business, principally acetic acid, VAM and formaldehyde. We use a portion of our output of these chemicals, in turn, as inputs in the production of downstream products in all of our business segments. We also purchase some of these raw materials for use in our emulsion polymers and EVA polymer businesses, primarily for vinyl acetate ethylene emulsions and ethylene vinyl acetate production, as well as significant amounts of wood pulp for use in our production of acetate tow. The price of many of these items is dependent on the available supply of that item and may increase significantly as a result of uncertainties associated with war, terrorist activities, civil unrest, epidemics, pandemics, weather, natural disasters, the effects of climate change or political instability, plant or production disruptions, strikes or other labor unrest, breakdown or degradation of transportation infrastructure used in the delivery of raw materials and energy commodities, or changes in laws or regulations in any of the countries in which we have significant suppliers. In particular, to the extent of our vertical integration in the production of chemicals, shortages in the availability of raw material chemicals, such as natural gas, ethylene and methanol, or the loss of our dedicated supplies of carbon monoxide, may have an increased adverse impact on us as it can cause a shortage in intermediate and finished products. Such shortages would adversely impact our ability to produce certain products and increase our costs resulting in reduced margins and adversely impacted financial results.
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
•Capacity constraints, e.g., due to construction delays, labor disruption, government-imposed work or travel restrictions, involuntary shutdowns or turnarounds;
•A supplier's inability to meet our delivery orders, a supplier's decision not to fulfill orders or to terminate a supply contract or our inability to obtain or renew supply contracts on favorable terms;
•The general level of business, economic and industry activity; and
•The direct or indirect effect of governmental regulation (including the impact of government regulation relating to climate change or regulation of production and transport of certain chemicals).
If we are not able to fully offset the effects of higher energy and raw material costs through price increases, productivity improvements or cost reduction programs, or if such commodities become unavailable, it could have a significant adverse effect on our ability to timely and profitably manufacture and deliver our products resulting in reduced margins and adverse financial results.
We have a practice of maintaining, when available, multiple sources of supply for raw materials and services. However, some of our individual plants may have single sources of supply for some of their raw materials, such as carbon monoxide, steam and ethylene, or site services. Although we have been able to obtain sufficient supplies of raw materials and services, there can be no assurance that unforeseen developments will not affect our ability to source raw materials or services in the future. Even if we have multiple sources of supply for a raw material or a service, there can be no assurance that these sources can make up for the loss of a major supplier. Furthermore, if any sole source or major supplier were unable or unwilling to deliver a raw material or a service for an extended period of time, we may not be able to find an acceptable alternative or any such alternative could result in increased costs. It is also possible that profitability would be adversely affected if we were required to qualify additional sources of supply for a raw material or a service to our specifications in the event of the loss of a sole source or major supplier.
Almost all of our supply of methanol in North America is currently obtained from our joint venture, Fairway, with Mitsui, in which we own a 50% interest, for the production of methanol at our integrated chemical plant in Clear Lake, Texas.
Risks Related to Our Global Operations and Our Strategy
Production at our manufacturing facilities, or at our suppliers', could be disrupted for a variety of reasons, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers' demands.
A disruption in production at one or more of our manufacturing facilities, or our suppliers, could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, public health crises (including, but not limited to, the COVID-19 pandemic), disease, strikes or other labor unrest, transportation interruption, government regulation, political unrest or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our customers' needs, which could cause them to seek other suppliers. In particular, production disruptions at our manufacturing facilities that produce chemicals used as inputs in the production of chemicals in other business segments, such as acetic acid, VAM and formaldehyde, could have a more significant adverse effect on our business and financial performance and results of operations to the extent of such vertical integration. Furthermore, to the extent a production disruption occurs at a manufacturing facility that has been operating at or near full capacity, the resulting shortage of our product could be particularly harmful because production at such manufacturing facility may not be able to reach levels achieved prior to the disruption.
We have experienced recent disruptions of the type described above. In August 2020, to protect our employees and safeguard the assets at our Clear Lake facility, we temporarily, voluntarily ceased production at our Clear Lake, Texas facility during the landfall of Hurricane Laura. During 2019, production of acetic acid and VAM was disrupted due to a localized fire at our Clear Lake, Texas facility, which caused reduced sales and profits.
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
As part of our growth strategy, we intend to pursue acquisitions and joint venture opportunities. Successful accomplishment of this objective may be limited by the availability and suitability of acquisition candidates, the ability to obtain regulatory approvals necessary to complete a planned transaction, and by our financial resources, including available cash and borrowing capacity. Acquisitions and joint venture transactions involve numerous risks, including difficulty determining appropriate valuation, integrating operations, technologies, services and products of the acquired lines or businesses, personnel turnover and the diversion of management's attention from other business matters. In addition, we may be unable to achieve anticipated benefits from these transactions in the time frame that we anticipate, or at all, which could adversely affect our business or results of operations. See Strategic Affiliates in Item 1. Business for further information.
The insurance coverage that we maintain may not fully cover all operational risks.
We maintain property, business interruption, casualty and cyber/information security insurance but such insurance may not cover all of the risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. In the future, the types of insurance we obtain and the level of coverage we maintain may be inadequate or we may be unable to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost.
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
We have been and will continue to be subject to advanced and persistent threats in the areas of information technology security and fraud. We seek to prevent unauthorized access to our information technology systems and to detect and investigate any security incidents that may occur, however in some cases we might be unaware of a particular incident or its magnitude and effects. At the current time, we may face increased information technology security and fraud risks due to our increased reliance on working remotely during the COVID-19 pandemic, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. Additionally, we may be exposed to unauthorized access to our information technology systems through undetected vulnerabilities in our service providers' information systems or software.
The theft, misuse or publication of our intellectual property and/or confidential business information or the compromising of our systems or networks could harm our competitive position, cause operational disruption, reduce the value of our investment in research and development of new products and other strategic initiatives or otherwise adversely affect our business or results of operations. To the extent that any security breach results in inappropriate disclosure of our employees', customers' or vendors' confidential or personally identifiable information, we may incur liability or suffer reputational damage in the marketplace as a result. We maintain cyber/information security insurance, but any losses may be beyond the limits, or outside the coverage, of our policy.
Information security threats and methods of perpetrating fraud or misappropriating information are constantly evolving and becoming more complex, which increases the difficulty and expense of defending against these threats. Although we attempt to mitigate these risks by employing a number of measures, including insurance, monitoring of our systems and networks, employee training and maintenance of backup and protective systems, our systems, networks, products and services remain potentially vulnerable to increasingly sophisticated advanced persistent threats that may have a material effect on our business. In addition, the devotion of additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.
Legal, Regulatory and Tax Risks
Failure to comply with applicable laws or regulations and/or changes in applicable laws or regulations may adversely affect our business and financial results as a whole.
We are subject to extensive international, national, state, local and other laws and regulations. Failure to comply with these laws, including antitrust and anticorruption laws, rules, regulations or court decisions, could expose us to fines, penalties and other costs. For example, in December 2019 we announced the recording of a reserve in connection with a competition law investigation by the European Commission based on certain past ethylene purchases by certain subsidiaries of the Company, and in July 2020, we announced that we had reached a final settlement of $92 million with respect to this investigation. The

Company paid this settlement in full on January 12, 2021. Although we have implemented policies, procedures and employee training designed to ensure compliance with these laws, rules, regulations and court decisions, there can be no assurance that our employees and business partners and other third parties acting on our behalf will comply with these laws, rules, regulations and court decisions, which could result in fines, penalties and costs and damage to our business reputation.
Moreover, changes in laws or regulations, including the more aggressive enforcement of such laws and regulations, such as unexpected changes in regulatory requirements (including import or export licensing requirements), or changes in reporting requirements of the US, Canadian, Mexican, German, EU or Asian governmental agencies, could increase the cost of doing business in these regions. In addition, enforcement of environmental or other governmental policy may result in plant shut downs or significantly decreased production, such as in China on high pollution days. Any of these conditions, including the failure to obtain or maintain operating permits for our business, may have an effect on our business and financial results as a whole and may result in volatile current and future prices for our products and raw materials. See Note 21 - Commitments and Contingencies in the accompanying consolidated financial statements for further information.
Our business exposes us to potential product liability, warranty, and tort claims, and recalls, which could adversely affect our financial condition and performance.
The development, manufacture and sale of specialty chemical products by us, including products produced for the food and beverage, cigarette, medical device, pharmaceutical, automobile, construction and aerospace, industries, involves a risk of exposure to product liability, warranty, and tort claims, product recalls, product seizures and related adverse publicity. A product liability, warranty, or tort claim or judgment against us that is larger than those typically experienced in the regular course of business could also result in substantial and unexpected expenditures, affect consumer or customer confidence in our products, and divert management's attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that this type or the level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a significant partially or completely uninsured judgment against us could have a material adverse effect on our results of operations or financial condition. Although we have standard contracting policies and controls, we may not always be able to contractually limit our exposure to third party claims should our failure to perform result in downstream supply disruptions or product recalls.
Environmental regulations and other obligations relating to environmental matters could subject us to liability for fines, clean-ups and other damages, require us to incur significant costs to modify our operations and increase our manufacturing and delivery costs.
Costs related to our compliance with environmental, health and safety laws and regulations, and potential obligations with respect to sites currently or formerly owned or operated by us, may have a negative impact on our operating results. We also have obligations related to the indemnity agreement contained in the demerger and transfer agreement between Celanese GmbH and Hoechst AG for environmental matters arising out of certain divestitures that took place prior to the demerger. See Note 14 - Environmental in the accompanying consolidated financial statements for further information.
Our operations are subject to extensive international, national, state, local and other laws and regulations that govern environmental, health and safety matters and that regulate the handling, manufacture, use, emission and disposal of products, materials and hazardous and non-hazardous waste. If we violate any one of those laws or regulations, we can be held liable for substantial fines and other sanctions, including limitations on our operations as a result of changes to or revocations of environmental permits involved. We could also face claims for damages from individuals or groups for alleged violations of these laws or regulations.
We also incur substantial capital and other costs to comply with environmental, health and safety requirements. Stricter environmental, safety and health laws and regulations could result in substantial additional costs and liabilities to us or limitations on our operations. Consequently, compliance with these laws and regulations may negatively affect our earnings and cash flows in a particular reporting period. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further information.

Changes in environmental, health and safety regulations in the jurisdictions where we manufacture or sell our products could lead to a decrease in demand for our products.
New or revised governmental regulations, independent studies or consumer or societal perceptions relating to the effect of our products on health, safety or the environment may affect demand for our products and the cost of producing our products. In addition, products we produce, including VAM, formaldehyde and polymers derived from formaldehyde, may be classified and labeled in a manner that would adversely affect demand for such products. For example, in 2012 the International Agency for Research on Cancer ("IARC"), a research agency within the World Health Organization, classified formaldehyde as carcinogenic to humans (Group 1) based on epidemiological studies linking formaldehyde exposure to nasopharyngeal cancer, a rare cancer in humans, and leukemia. In 2011, a similar conclusion was reached by the National Toxicology Program ("NTP"), a U.S. inter-agency research program. We anticipate that the results of the IARC's and the NTP's reviews will continue to be examined and considered by government regulatory agencies with responsibility for setting worker and environmental exposure standards and labeling requirements.
Other initiatives, including the EU Green Deal Strategy on the Sustainable Use of Chemicals, potentially will require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These initiatives include the Frank R. Lautenberg Chemical Safety for the 21st Century Act which amended the Toxic Substances Control Act (TSCA), the United States primary chemicals management law, as well as the US's proposal to update REACH (Registration, Evaluation, Authorization and Restriction of Chemicals), and new initiatives in Asia and other regions. These assessments may result in heightened concerns about the chemicals involved and additional regulatory requirements being placed on the production, handling, labeling and/or use of the subject chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products. Such a decrease in demand would likely have an adverse impact on our business and results of operations.
US federal regulations aimed at increasing security at certain chemical production plants and similar legislation that may be proposed in the future, if passed into law, may increase our operating costs and cause an adverse effect on our results of operations.

The Chemical Facility Anti-Terrorism Standards program, which is administered by the Department of Homeland Security, identifies and regulates chemical facilities to ensure that they have security measures in place to reduce the risks associated with potential terrorist attacks on chemical plants located in the US. In December 2014, the Protecting and Securing Chemical Facilities from Terrorist Attacks Act of 2014 was enacted, and reauthorized on July 22, 2020 for three years. The reauthorization does not make any changes to the program.
We are subject to risks associated with possible climate change legislation, regulation and international accords.
Greenhouse gas emissions have become the subject of a large amount of international, national, regional, state and local attention. For example, the Environmental Protection Agency has promulgated rules concerning reporting greenhouse gas emissions. The European Commission has also embarked on the European Green Deal initiative with the goal of making the EU carbon neutral by 2050, which could lead to additional statutory or regulatory requirements. In addition, regulation of greenhouse gas also could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation. As such, future environmental legislative and regulatory developments related to climate change are likely, which could materially increase operating costs in the chemical industry and thereby increase our manufacturing and delivery costs.
Our business and financial results may be adversely affected by various legal and regulatory proceedings.
We are involved in legal and regulatory proceedings, lawsuits, claims and investigations in the normal course of business and could become subject to additional claims in the future, some of which could be material. The outcome of existing proceedings, lawsuits, claims and investigations may differ from our expectations because the outcomes of such proceedings, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead us to change current estimates of liabilities and related insurance receivables where applicable, or permit us to make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments, or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in charges that could have a material adverse effect on our business, results of operations or financial condition in any particular period. See Note 14 - Environmental and Note 21 - Commitments and Contingencies in the accompanying consolidated financial statements for further information.

Changes in, or the interpretation of, tax legislation or rates throughout the world could materially impact our results.
Our future effective tax rate and related tax balance sheet attributes could be impacted by changes in tax legislation throughout the world. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the European Commission has been conducting investigations focusing on whether local country tax rulings or tax legislation provide preferential tax treatment that violates EU state aid rules. In addition, the Organization of Economic Cooperation and Development, which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting initiatives, which focus on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. Furthermore, a number of countries where we do business, including the US and many countries in the EU, have changed or are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational corporations. The increasingly complex global tax environment and related legislative developments could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The US Treasury has issued various final and proposed regulations supplementing the TCJA provisions since 2018. See Note 17 - Income Taxes in the accompanying consolidated financial statements for further information.
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, expirations of tax holidays or rulings, changes in the assessment regarding the realization of deferred tax assets, or changes in tax laws and regulations or their interpretation. We are subject to the regular examination of our income tax returns by various tax authorities. Examinations in material jurisdictions or changes in laws, rules, regulations or interpretations by local taxing authorities could result in impacts to tax years open under statute or to foreign operating structures currently in place. We regularly assess the likelihood of adverse outcomes resulting from these examinations or changes in laws, rules, regulations or interpretations to determine the adequacy of our provision for taxes. It is possible the outcomes from these examinations will have a material adverse effect on our financial condition and operating results in future periods.
Risks Related to Our Human Capital
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
The cost of our pension plans is incurred over long periods of time and involves many uncertainties during those periods of time. Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level and value of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets will likely result in corresponding increases and decreases in the valuation of plan assets and a change in the discount rate or mortality assumptions, which will likely result in an increase or decrease in the valuation of pension obligations. The combined impact of these changes will affect the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. In recent years, an extended duration strategy in the asset portfolio has been implemented in some plans to reduce the influence of liability volatility due to changes in interest rates. If the funded status of a pension plan declines, we may be required to make unscheduled contributions in addition to those contributions for which we have already planned. See Note 13 - Benefit Obligations in the accompanying consolidated financial statements for further information.

Some of our employees are unionized, represented by workers councils or are subject to local laws that are less favorable to employers than the laws of the US.
As of December 31, 2020, we had 7,658 employees globally. Approximately 16% of our 2,678 US-based employees are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other employment rights than the laws of the US. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor agreements. Most of our employees in Europe are represented by workers councils and/or unions that must approve any changes in terms and conditions of employment, including potentially salaries and benefits. They may also impede efforts to restructure our workforce. Although we believe we have a good working relationship with our employees and their legal representatives, a strike, work stoppage, or slowdown by our employees could occur, resulting in a disruption of our operations or higher ongoing labor costs.
Risks Related to Our Indebtedness
Our level of indebtedness and other liabilities could diminish our ability to raise additional capital to fund our operations or refinance our existing indebtedness when it matures, limit our ability to react to changes in the economy or the chemicals industry and prevent us from meeting obligations under our indebtedness.
See Note 12 - Debt in the accompanying consolidated financial statements for further information about our indebtedness. See Note 11 - Noncurrent Other Liabilities, Note 13 - Benefit Obligations, Note 14 - Environmental and Note 21 - Commitments and Contingencies in the accompanying consolidated financial statements for further information about our other obligations.
Our level of indebtedness and other liabilities could have important consequences, including:
•Increasing our vulnerability to general economic and industry conditions, including exacerbating the impact of any adverse business effects that are determined to be material adverse events under our existing senior credit agreement (the "Credit Agreement") or our indentures (the "Indentures") governing our $400 million in aggregate principal amount of 5.875% senior unsecured notes due 2021, $500 million in aggregate principal amount of 4.625% senior unsecured notes due 2022, €750 million in aggregate principal amount of 1.125% senior unsecured notes due 2023, $500 million in aggregate principal amount of 3.500% senior unsecured notes due 2024, €300 million in aggregate principal amount of 1.250% senior unsecured notes due 2025 and €500 million in aggregate principal amount of 2.125% senior unsecured notes due 2027 (collectively, the "Senior Notes");
•Requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness and amounts payable in connection with the satisfaction of our other liabilities, therefore reducing our ability to use our cash flow to fund operations, capital expenditures and future business opportunities or pay dividends on our common stock, par value $0.0001 per share ("Common Stock");
•Exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;
•Exposing us to the risk of changes in currency exchange rates as certain of our borrowings are denominated in foreign currencies; and
•Limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes.
Restrictive covenants in our debt agreements may limit our ability to engage in certain transactions and may diminish our ability to make payments on our indebtedness or pay dividends.
The Credit Agreement, the Indentures and the Receivables Purchase Agreement governing our receivables securitization facility each contain various covenants that limit our ability to engage in specified types of transactions. The Credit Agreement and the Indentures contain covenants including, but not limited to, restrictions on our and certain of our subsidiaries' ability to incur additional debt; incur liens securing debt; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Issuer's assets or the assets of certain subsidiaries. Additionally, the Credit Agreement requires the maintenance of certain financial ratios.
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
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Description of Property
We own or lease numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth a list of our principal offices, production and other facilities throughout the world as of December 31, 2020.

Site	Leased/Owned	Products/Functions
Corporate Offices
Amsterdam, Netherlands	Leased	Administrative offices
Budapest, Hungary	Leased	Administrative offices
Irving, Texas, US	Leased	Corporate headquarters
Nanjing, China	Leased	Administrative offices
Shanghai, China	Leased	Administrative offices
Sulzbach, Germany	Leased	Administrative offices

Site	Leased/Owned	Products/Functions
Engineered Materials
Auburn Hills, Michigan, US	Leased	Automotive Development Center
Bishop, Texas, US	Owned	POM, UHMW-PE, Compounding
Evansville, Indiana, US	Owned	Compounding
Ferrara, Italy	Leased	Compounding
Florence, Kentucky, US	Owned	Compounding
Forli, Italy	Leased	Compounding
Frankfurt am Main, Germany(1)	Leased	POM, Compounding, Sorbates, Sunett® sweetener
Kaiserslautern, Germany(1)	Owned	LFRT
Nanjing, China(1)	Owned	LFRT, UHMW-PE, Compounding
Oberhausen, Germany(1)	Leased	UHMW-PE
Shelby, North Carolina, US	Owned	LCP
Silao, Mexico	Leased	Compounding
Silvassa, Gurjarat, India	Owned	Compounding
Suzano, Brazil(1)	Leased	Compounding
Utzenfeld, Germany	Owned	Compounding
Acetate Tow
Lanaken, Belgium	Owned	Acetate tow
Narrows, Virginia, US	Owned	Acetate tow, Acetate flake
Acetyl Chain
Bay City, Texas, US(1)	Leased	VAM
Bishop, Texas, US	Owned	Formaldehyde, Paraformaldehyde
Boucherville, Quebec, Canada	Owned	Conventional emulsions
Cangrejera, Mexico	Owned	Acetic anhydride, Ethyl acetate, Acetone derivatives
Clear Lake, Texas, US(2)	Owned	Acetic acid, VAM, Methanol
Edmonton, Alberta, Canada	Owned	Low-density polyethylene resins, Ethylene vinyl acetate
Enoree, South Carolina, US	Owned	VAE emulsions
Frankfurt am Main, Germany(1)	Leased	Acetaldehyde, Conventional emulsions, VAE emulsions, VAM, RDP
Geleen, Netherlands	Owned	VAE emulsions, RDP
Jurong Island, Singapore(1)	Leased	Acetic acid, Butyl acetate, Ethyl acetate, VAE emulsions, VAM
Moosleerau, Switzerland	Owned	RDP
Nanjing, China(1)	Leased	Acetic acid, Acetic anhydride, Conventional emulsions, VAE emulsions, VAM
Perstorp, Sweden	Owned	Conventional emulsions, VAE emulsions
Shanghai, China(1)	Leased	RDP
__________________________
(1)Celanese owns the assets on this site and leases the land through the terms of a long-term land lease.
(2)Methanol is produced by our joint venture, Fairway, in which Celanese owns a 50% interest.
Celanese also has entered into strategic ventures with partners in various locations around the world. See Item 1. Business for a discussion of our investments in affiliates and their respective site locations.

Item 3.  Legal Proceedings
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust and competition, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 14 - Environmental and Note 21 - Commitments and Contingencies in the accompanying consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. See Item 1A. Risk Factors for certain risk factors relating to these legal proceedings.
Item 4.  Mine Safety Disclosures
None.
Information about our Executive Officers
The names, ages and biographies of our executive officers as of February 11, 2021 are as follows:

Name	Age	Position
Lori J. Ryerkerk	58	Chairman of the Board of Directors, Chief Executive Officer and President
Scott A. Richardson	44	Executive Vice President and Chief Financial Officer
Thomas F. Kelly	55	Senior Vice President, Engineered Materials
John G. Fotheringham	52	Senior Vice President, Acetyls
A. Lynne Puckett	58	Senior Vice President and General Counsel
Shannon L. Jurecka	51	Senior Vice President and Chief Human Resources Officer
Lori J. Ryerkerk was named our Chief Executive Officer and President and a member of our board of directors effective May 2019. In April 2020, she was named Chairman of the Board. Previously, Ms. Ryerkerk was the Executive Vice President of Global Manufacturing, the largest business in Shell Downstream Inc., where she led a team of 30,000 employees and contractors at refineries and chemical sites worldwide. Ms. Ryerkerk joined Shell in May 2010 as the Regional Vice President of Manufacturing in Europe and Africa, and was responsible for the operation of five Shell manufacturing facilities and five joint ventures. In October 2013, she was named Executive Vice President of Global Manufacturing, Shell Downstream Inc. Before joining Shell, she was Senior Vice President, Refining, Supply and Terminals at Hess Corporation, where she was responsible for refineries, terminals and a distribution network, and supply and trading. Prior to that, Ms. Ryerkerk spent 24 years with ExxonMobil where she started her career as a process technologist at a refinery in Baton Rouge, Louisiana. Throughout her tenure at ExxonMobil, she took on a variety of operational and senior leadership roles in Refining and Chemicals Manufacturing, Power Generation, and various other groups including Supply, Economics and Planning, HSSE and Public Affairs/Government Relations. Ms. Ryerkerk received a Chemical Engineering degree from Iowa State University. She serves on the board of Eaton Corporation plc, a diversified power management company, and previously served on the board of directors of Axalta Coating Systems, a leading provider of liquid and powder coatings.
Scott A. Richardson was named Chief Financial Officer for Celanese Corporation in February 2018 after serving as Senior Vice President of the Engineered Materials business since December 2015, where he had global responsibility for strategy, product and business management, planning and portfolio development, and pipeline management. He was promoted to Executive Vice President in March 2020. Previously, Mr. Richardson served as Vice President and General Manager of the Acetyl Chain since 2011. Mr. Richardson has progressed through several Celanese roles including global commercial director, Acetyls; manager of Investor Relations; business analysis manager, Acetyls; and business line controller, Polyols and Solvents. He joined Celanese in 2005. Prior to joining Celanese, Mr. Richardson held various finance, operational and leadership roles at American Airlines. He earned a Bachelor of Arts in Accounting from Westminster College and a Master of Business Administration from Texas Christian University.

Thomas F. Kelly was named Senior Vice President, Engineered Materials in April 2020, leading the Engineered Materials business with global responsibility for product and business management, planning and portfolio development, and pipeline management. He had previously served as Vice President of Engineered Materials with Celanese since January 2019. He re-joined Celanese in January 2019 after serving with Cabot Microelectronics (now CMC Materials), a global supplier of consumable materials to semiconductor manufacturers and pipeline companies, from September 2016 to January 2019. At Cabot Microelectronics he held the roles of Vice President and Chief Commercial Officer and Vice President of Corporate Development. He was previously with Celanese from August 2012 to September 2016 as Director of Raw Materials, where he led a team responsible for sourcing strategic raw materials. Before joining Celanese, he had additional roles in supply chain, sales and manufacturing management with Chemtura, Cabot Microelectronics and Rohm & Haas. Mr. Kelly also served as a board member of Vertellus Global Holdings LLC, a supplier of specialty chemical products, from August 2019 through December 2020. He holds a Master of Business Administration from Drexel University, and Master's and Bachelor's Degrees in Chemical Engineering from Villanova University.
John G. Fotheringham was named Senior Vice President, Acetyls in May 2020 and has global responsibility for the Celanese Acetyl Chain business. Prior to his current role, Mr. Fotheringham had served as Vice President of Global Acetic Acid & Celanese Europe since January 2017. He joined Celanese from ITW (Illinois Tool Works), a global diversified manufacturer of specialized industrial equipment, where he served as Vice President and General Manager from September 2016 to January 2017 with leadership responsibility in industrial applications including industrial lubrication and hygiene. From February 2014 to August 2016, he was Vice President with Wacker Chemie in Germany, where he was responsible for the global emulsions and resins business. Prior to joining Wacker, he was with Celanese for over 20 years in roles of increasing responsibility in the areas of commercial, supply chain and mergers and acquisitions. He holds a Bachelor of Science in Chemistry and Business Management from Kingston University, London.
A. Lynne Puckett joined Celanese Corporation in February 2019 as Senior Vice President and General Counsel. Prior to that, Ms. Puckett was Senior Vice President‚ General Counsel and Secretary of Colfax Corporation since 2010. Prior to Colfax‚ she was a Partner with the law firm of Hogan Lovells. Her experience includes a broad range of corporate and transactional matters‚ including mergers and acquisitions‚ venture capital financings‚ debt and equity offerings‚ and general corporate and securities law matters. Before entering the practice of law‚ Ms. Puckett worked for the U.S. Central Intelligence Agency and a major U.S. defense contractor. She currently serves on the board of directors of Markel Corporation, an insurance and investment operations holding company. Ms. Puckett received a Juris Doctor degree from the University of Maryland School of Law and a Bachelor of Science degree from James Madison University.
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
Our common stock, par value $0.0001 per share ("Common Stock"), has traded on the New York Stock Exchange under the symbol "CE" since January 21, 2005.
Holders
As of January 28, 2021, there were 66 holders of record of our Common Stock. By including persons holding shares in broker accounts under street names, however, we estimate we have approximately 134,000 beneficial holders.
Dividend Policy
The amount available to us to pay cash dividends is not currently restricted by our existing senior credit facility and our indentures governing our senior unsecured notes. Certain indentures for notes issued prior to 2016 have provisions that restrict the amount available to us to pay cash dividends in the event of a ratings downgrade below investment grade by two or more credit rating agencies. Also, the general corporation law of the State of Delaware imposes additional restrictions on the payment of dividends by all Delaware corporations that do not currently limit our ability to pay our current and anticipated regular cash dividends. See Note 15 - Stockholders' Equity in the accompanying consolidated financial statements for further information.
Celanese Purchases of its Equity Securities
Information regarding repurchases of our Common Stock during the three months ended December 31, 2020 is as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that May Be Purchased Under the Program(2)
October 1 - 31, 2020	809,617	$114.44	809,617	$1,359,000,000
November 1 - 30, 2020	1,772,444	$127.49	1,772,444	$1,133,000,000
December 1 - 31, 2020	536,691	$130.38	536,691	$1,063,000,000
Total	3,118,752		3,118,752
___________________________
(1)May include shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.
(2)Our Board of Directors has authorized the aggregate repurchase of $5.9 billion of our Common Stock since February 2008.
See Note 15- Stockholders' Equity in the accompanying consolidated financial statements for further information.

Performance Graph
The following performance graph compares the cumulative total return on Celanese Corporation Common Stock from December 31, 2015 through December 31, 2020 to that of the Standard & Poor's ("S&P") 500 Stock Index and the Dow Jones US Chemicals Index. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of all dividends. The performance graph assumes an investment of $100 on December 31, 2015. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.
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
Recent Sales of Unregistered Securities
Our deferred compensation plan offers certain of our senior employees and directors the opportunity to defer a portion of their compensation in exchange for a future payment amount equal to their deferments plus or minus certain amounts based upon the market-performance of specified measurement funds selected by the participant. These deferred compensation obligations may be considered securities of Celanese. Participants were required to make deferral elections under the plan prior to January 1 of the year such deferrals will be withheld from their compensation. We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act in making this offer to a select group of employees, fewer than 35 of which were non-accredited investors under the rules promulgated by the Securities and Exchange Commission.

Item 6. Selected Financial Data
The balance sheet data as of December 31, 2020 and 2019 and the statements of operations data for the years ended December 31, 2020, 2019 and 2018, all of which are set forth below, are derived from the consolidated financial statements included elsewhere in this Annual Report and should be read in conjunction with those financial statements and the notes thereto. The statements of operations data for the years ended December 31, 2017 and 2016, set forth below were derived from previously issued financial statements, adjusted for a change in accounting principle for defined benefit pension plans and other postretirement benefit plans.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In $ millions, except per share data)
Statement of Operations Data
Net sales	5,655	6,297	7,155	6,140	5,389
Other (charges) gains, net	(39)	(203)	9	(59)	(8)
Operating profit (loss)	664	834	1,334	857	934
Gain (loss) on sale of investments in affiliates	1,408	—	—	—	—
Earnings (loss) from continuing operations before tax	2,251	988	1,510	1,075	1,030
Earnings (loss) from continuing operations	2,004	864	1,218	862	908
Earnings (loss) from discontinued operations	(12)	(6)	(5)	(13)	(2)
Net earnings (loss) attributable to Celanese Corporation	1,985	852	1,207	843	900
Earnings (loss) per common share
Continuing operations — basic	16.95	6.93	9.03	6.21	6.22
Continuing operations — diluted	16.85	6.89	8.95	6.19	6.19
Balance Sheet Data (as of the end of period)
Total assets	10,909	9,476	9,313	9,538	8,357
Total debt	3,723	3,905	3,531	3,641	3,008
Total Celanese Corporation stockholders' equity	3,526	2,507	2,984	2,887	2,588
Other Financial Data
Depreciation and amortization	350	352	343	305	290
Capital expenditures(1)	348	390	333	281	247
Dividends paid per common share(2)	2.48	2.40	2.08	1.74	1.38
________________________
(1)Amounts include accrued capital expenditures, but exclude capital expenditures related to finance lease obligations.
(2)Annual dividends for the year ended December 31, 2020 consist of four quarterly dividend payments of $0.62 per share. Annual dividends for the year ended December 31, 2019 consist of one quarterly dividend payment of $0.54 per share and three quarterly dividend payments of $0.62 per share. See Note 15 - Stockholders' Equity in the accompanying consolidated financial statements for further information.

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
We operate within a geographically-balanced global footprint and have the ability to utilize different production and distribution strategies depending on the business and product to satisfy customer demands. We continue to pursue our existing operational strategy. Where we temporarily reduced run rates in prior quarters, our plants are now operating at more normalized levels, and we have been able to maintain a largely consistent supply chain. During the first half of 2020, the effects of COVID-19 and related actions to control its spread had a significant, negative impact on the operating results of our Engineered Materials and Acetyl Chain segments. However, during the second half of 2020, consumer demand for most applications increased within many regions of the world, particularly in China and the US, which have rebounded to pre-COVID-19 levels. In Engineered Materials, demand has returned to pre-COVID-19 levels for automotive and consumer goods such as electronics and appliances. Applications including food and beverage, pharma and 5G infrastructure continue to be resilient. Demand for medical applications remains at slightly reduced levels as a result of delayed elective surgeries. In the Acetyl Chain, we benefit from a highly diversified set of end-uses with less exposure, relative to others in the industry, to end markets that have been most acutely impacted by COVID-19. However, the low acetic acid pricing, along with volatility with global oil markets, presented a deflationary environment for the Acetyl Chain business for the year ended December 31, 2020. That trend began to reverse toward the end of 2020 as recent increases in raw material prices and demand levels had a beneficial impact on pricing within the Acetyl Chain. Further, we see resiliency and even growth in some applications within all of our segments, including packaging, hygiene products, disinfectants, pharma, paints, bonding agents and cigarettes. We currently anticipate that customer demand and our results of operations should continue on a more normalized basis in 2021, assuming effective rollout of vaccines and absent a resurgence of COVID-19, as the economies in which we operate continue to recover.
We have taken, and will continue to take, actions as necessary to mitigate the impact of COVID-19 on our results of operations, financial condition and cash flow. We managed inventory levels, reduced our manufacturing costs and optimized our working capital. We have reduced discretionary spending such as travel and other corporate functional expenses. Although significant layoffs have not occurred within the Company during the year ended December 31, 2020, a small number of positions have been eliminated under a global restructuring program implemented largely as a result of cost cutting initiatives as part of our ongoing commitment to driving efficiencies and on which decisions were made before, and independently from, the onset of the pandemic.
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
Capital expenditures were $364 million for the year ended December 31, 2020 and are expected to be in the range of $450 million to $500 million in 2021, prioritizing those projects that continue to drive productivity in the near-term. We remain fully committed to our current cash dividend. During the year ended December 31, 2020, we completed $650 million of share repurchases and expect to purchase approximately $400 million to $500 million of additional shares in 2021.
The extent to which COVID-19 will adversely impact our business, financial condition and results of operations will depend on numerous evolving factors, which are highly uncertain, rapidly changing and cannot be predicted. For further information regarding the impact COVID-19 could have on our business, financial condition and results of operations, see Item 1A. Risk Factors. For further discussion of our liquidity condition, see Liquidity and Capital Resources in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Risk Factors
Item 1A. Risk Factors of this Annual Report also contains a description of certain risk factors that you should consider which could significantly affect our financial results. In addition, the following factors, among others, could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements:
•the extent to which the COVID-19 pandemic continues to adversely impact the economic environment, market demand and our operations, as well as the pace of any economic recovery;
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
•the ability to identify desirable potential acquisition targets and to complete acquisition or investment transactions, including obtaining regulatory approvals, consistent with our strategy;

•market acceptance of our technology;
•compliance and other costs and potential disruption or interruption of production or operations due to accidents, interruptions in sources of raw materials, cyber security incidents, terrorism or political unrest, public health crises (including, but not limited to, the COVID-19 outbreak), or other unforeseen events or delays in construction or operation of facilities, including as a result of geopolitical conditions, the occurrence of acts of war or terrorist incidents or as a result of weather, natural disasters, or other crises;
•the ability to obtain governmental approvals and to construct facilities on terms and schedules acceptable to us;
•changes in applicable tariffs, duties and trade agreements, tax rates or legislation throughout the world including, but not limited to, adjustments, changes in estimates or interpretations that may impact recorded or future tax impacts associated with the Tax Cuts and Jobs Act ("TCJA") and potential regulatory and legislative tax developments in other jurisdictions;
•changes in the degree of intellectual property and other legal protection afforded to our products or technologies, or the theft of such intellectual property;
•potential liability for remedial actions and increased costs under existing or future environmental, health and safety regulations, including those relating to climate change;
•potential liability resulting from pending or future claims or litigation, including investigations or enforcement actions, or from changes in the laws, regulations or policies of governments or other governmental activities, in the countries in which we operate;
•changes in currency exchange rates and interest rates; and
•various other factors, both referenced and not referenced in this Annual Report.
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

Results of Operations
Financial Highlights

	Year Ended December 31,
	2020	2019	Change
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	5,655	6,297	(642)
Gross profit	1,293	1,606	(313)
Selling, general and administrative ("SG&A") expenses	(482)	(483)	1
Other (charges) gains, net	(39)	(203)	164
Operating profit (loss)	664	834	(170)
Equity in net earnings (loss) of affiliates	134	182	(48)
Non-operating pension and other postretirement employee benefit (expense) income	17	(20)	37
Interest expense	(109)	(115)	6
Refinancing expense	—	(4)	4
Dividend income - equity investments	126	113	13
Gain (loss) on sale of investments in affiliates	1,408	—	1,408
Earnings (loss) from continuing operations before tax	2,251	988	1,263
Earnings (loss) from continuing operations	2,004	864	1,140
Earnings (loss) from discontinued operations	(12)	(6)	(6)
Net earnings (loss)	1,992	858	1,134
Net earnings (loss) attributable to Celanese Corporation	1,985	852	1,133
Other Data
Depreciation and amortization	350	352	(2)
SG&A expenses as a percentage of Net sales	8.5%	7.7%
Operating margin(1)	11.7%	13.2%
Other (charges) gains, net
Restructuring	(20)	(23)	3
Asset impairments	(31)	(83)	52
Plant/office closures	7	(4)	11
Commercial disputes	6	(4)	10
European Commission investigation	(2)	(89)	87
Other	1	—	1
Total Other (charges) gains, net	(39)	(203)	164
_____________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of December 31,
	2020	2019
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	955	463

Short-term borrowings and current installments of long-term debt - third party and affiliates	496	496
Long-term debt, net of unamortized deferred financing costs	3,227	3,409
Total debt	3,723	3,905

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Volume	Price	Currency	Other	Total
	(In percentages)
Engineered Materials	(11)	(3)	1	—	(13)
Acetate Tow	(14)	(4)	—	—	(18)
Acetyl Chain	—	(8)	1	—	(7)
Total Company	(5)	(6)	—	1	(10)
Pension and Postretirement Benefit Plan Costs
The increase (decrease) in pension and other postretirement plan net periodic benefit cost for each of our business segments is as follows:
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Total
	(In $ millions)
Service cost	1	—	2	1	4
Interest cost and expected return on plan assets	—	—	—	(45)	(45)
Amortization of prior service credit	—	—	—	—	—
Special termination benefit	—	—	—	—	—
Recognized actuarial (gain) loss	—	—	—	9	9
Curtailment / settlement (gain) loss	(1)	—	—	—	(1)
Total	—	—	2	(35)	(33)
See Note 13 - Benefit Obligations in the accompanying consolidated financial statements for further information.
Consolidated Results
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net sales decreased $642 million, or 10%, for the year ended December 31, 2020 compared to the same period in 2019 primarily due to:
•lower volume in our Engineered Materials and Acetate Tow segments due to (i) depressed global economic conditions as a result of the COVID-19 pandemic and (ii) the expiration of an acetate flake contract; and
•lower pricing across all of our segments, primarily driven by our Acetyl Chain segment due to the reduced global customer demand environment and an overall deflationary environment for raw materials as a result of the COVID-19 pandemic;
partially offset by:
•a favorable currency impact resulting from a stronger Euro relative to the US dollar.
Operating profit decreased $170 million, or 20%, for the year ended December 31, 2020 compared to the same period in 2019 primarily due to:
•lower Net sales across all of our segments; and

•higher plant turnaround and spending in our Engineered Materials and Acetyl Chain segments;
partially offset by:
•lower raw material costs within our Acetyl Chain and Engineered Materials segments;
•a favorable impact to Other (charges) gains, net. During the year ended December 31, 2019, we recorded a reserve of $89 million as a result of the European Commission's investigation of certain past ethylene purchases and an $83 million long-lived asset impairment loss related to the closure of our acetate flake manufacturing operations in Ocotlán, Mexico, which did not recur in the current year. See Note 4 - Acquisitions, Dispositions and Plant Closures and Note 16 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information; and
•lower energy costs across all of our segments.
Equity in net earnings (loss) of affiliates decreased $48 million for the year ended December 31, 2020 compared to the same period in 2019 primarily due to:
•a decrease in equity investment in earnings of $31 million and $8 million from our Ibn Sina and Korea Engineering Plastics Co., Ltd. ("KEPCO") strategic affiliates, primarily as a result of depressed global economic conditions; and
•a decrease in equity investment in earnings of $10 million from our Polyplastics strategic affiliate as a result of the sale of our 45% joint venture equity interest to our joint venture partner Daicel during the three months ended December 31, 2020. See Note 7 - Investments in Affiliates in the accompanying consolidated financial statements for further information.
Non-operating pension and other postretirement employee benefit income increased $37 million during the year ended December 31, 2020 compared to the same period in 2019 primarily due to lower interest cost and higher expected return on plan assets. See Note 13 - Benefit Obligations in the accompanying consolidated financial statements for further information.
Gain (loss) on sale of investments in affiliates of $1.4 billion increased for the year ended December 31, 2020 compared to the same period in 2019 due to the sale of our 45% Polyplastics joint venture equity interest. See Note 7 - Investments in Affiliates in the accompanying consolidated financial statements for further information.
Our effective income tax rate for the year ended December 31, 2020 was 11% compared to 13% for the year ended 2019. The lower effective income tax rate for the year ended December 31, 2020 compared to the same period in 2019 was primarily due to the tax impacts of certain divestitures and reorganization transactions, partially offset by tax charges related to the impacts of uncertain tax positions due to available tax attribute carryforwards and increases in the valuation allowance on US foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period. See Note 17 - Income Taxes in the accompanying consolidated financial statements for further information.

Discussion of our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 and for the year ended December 31, 2018 compared to the year ended December 31, 2017, can be found in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Reports for the years ended December 31, 2019 and December 31, 2018, respectively.

Business Segments
Engineered Materials

	Year Ended December 31,			%
	2020	2019	Change	Change
	(In $ millions, except percentages)
Net sales	2,081	2,386	(305)	(12.8)%
Net Sales Variance
Volume	(11)%
Price	(3)%
Currency	1%
Other	—%
Other (charges) gains, net	(36)	5	(41)	(820.0)%
Operating profit (loss)	235	446	(211)	(47.3)%
Operating margin	11.3%	18.7%
Equity in net earnings (loss) of affiliates	115	168	(53)	(31.5)%
Gain (loss) on sale of investments in affiliates	1,408	—	1,408	100.0%
Depreciation and amortization	134	131	3	2.3%
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net sales decreased for the year ended December 31, 2020 compared to the same period in 2019 primarily due to:
•lower volume for most of our products driven by depressed global economic conditions as a result of the COVID-19 pandemic; and
•lower pricing for most of our products, primarily due to a continued reduction in customer demand, as well as customer and product mix;
partially offset by:
•a favorable currency impact resulting from a stronger Euro relative to the US dollar.
Operating profit decreased for the year ended December 31, 2020 compared to the same period in 2019 primarily due to:
•lower Net sales;
•higher plant turnaround activity and associated inventory costs of $73 million, partially offset by reduced spending on lower plant production; and
•an unfavorable impact of $41 million to Other (charges) gains, net. During the year ended December 31, 2020, we recorded a $26 million long-lived asset impairment loss related to certain fixed assets used in compounding operations at our facilities in Kaiserslautern, Germany; Wehr, Germany and Ferrara Marconi, Italy. During the year ended December 31, 2019, we also recorded a $15 million gain related to a settlement of a commercial dispute from a previous acquisition, which did not recur in the current year. See Note 16 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information;
partially offset by:
•lower raw material costs for most of our products; and
•lower energy costs of $19 million, primarily related to favorable pricing.

Equity in net earnings (loss) of affiliates decreased for the year ended December 31, 2020 compared to the same period in 2019 primarily due to:
•a decrease in equity investment in earnings of $31 million and $8 million from our Ibn Sina and KEPCO strategic affiliates, primarily as a result of depressed global economic conditions; and
•a decrease in equity investment in earnings of $10 million from our Polyplastics strategic affiliate as a result of the sale of our 45% joint venture equity interest to our joint venture partner Daicel during the three months ended December 31, 2020.
Gain (loss) on sale of investments in affiliates of $1.4 billion increased for the year ended December 31, 2020 compared to the same period in 2019 due to the sale of our 45% Polyplastics joint venture equity interest. See Note 7 - Investments in Affiliates in the accompanying consolidated financial statements for further information.
Acetate Tow

	Year Ended December 31,			%
	2020	2019	Change	Change
	(In $ millions, except percentages)
Net sales	519	636	(117)	(18.4)%
Net Sales Variance
Volume	(14)%
Price	(4)%
Currency	—%
Other	—%
Other (charges) gains, net	(1)	(88)	87	98.9%
Operating profit (loss)	118	52	66	126.9%
Operating margin	22.7%	8.2%
Dividend income - equity investments	126	112	14	12.5%
Depreciation and amortization	36	45	(9)	(20.0)%
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net sales decreased for the year ended December 31, 2020 compared to the same period in 2019 primarily due to:
•lower acetate flake volume, primarily due to the expiration of an acetate flake contract;
•lower acetate tow volume, consistent with global demand reduction; and
•lower acetate tow pricing, primarily due to customer mix.
Operating profit increased for the year ended December 31, 2020 compared to the same period in 2019 primarily due to:
•a favorable impact of $87 million to Other (charges) gains, net. During the year ended December 31, 2019, we recorded an $83 million long-lived asset impairment loss related to the closure of our acetate flake manufacturing operations in Ocotlán, Mexico, which did not recur in the current year. See Note 16 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information; and
•lower energy costs, spending and accelerated depreciation and amortization expense of $23 million, $11 million and $10 million, respectively, primarily related to the closure of our acetate flake manufacturing unit in Ocotlán, Mexico in the prior year;
partially offset by:
•lower Net sales.

Dividend income from equity investments increased for the year ended December 31, 2020 compared to the same period in 2019 primarily due to:
•higher earnings from our acetate tow joint ventures related to the expiration of an acetate flake contract, which was assumed by Nantong Cellulose Fibers Co. Ltd.
Acetyl Chain

	Year Ended December 31,			%
	2020	2019	Change	Change
	(In $ millions, except percentages)
Net sales	3,147	3,392	(245)	(7.2)%
Net Sales Variance
Volume	—%
Price	(8)%
Currency	1%
Other	—%
Other (charges) gains, net	7	(3)	10	333.3%
Operating profit (loss)	563	678	(115)	(17.0)%
Operating margin	17.9%	20.0%
Equity in net earnings (loss) of affiliates	5	4	1	25.0%
Depreciation and amortization	163	161	2	1.2%
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net sales decreased for the year ended December 31, 2020 compared to the same period in 2019 primarily due to:
•lower pricing for most of our products, primarily due to the reduced global customer demand environment and an overall deflationary environment for raw materials as a result of the COVID-19 pandemic; and
•lower volume for most of our products, primarily due to the reduced global customer demand environment as a result of the COVID-19 pandemic, mostly offset by higher volume for redispersible powders due to our acquisition of Nouryon's redispersible polymer powders business offered under the Elotex® brand ("Elotex");
partially offset by:
•a favorable currency impact, primarily related to a stronger Euro relative to the US dollar.
Operating profit decreased for the year ended December 31, 2020 compared to the same period in 2019 primarily due to:
•lower Net sales;
•higher plant turnaround costs of $20 million, primarily related to our joint venture, Fairway, and Clear Lake plants; and
•higher costs of $14 million, primarily related to our acquisition of Elotex;
partially offset by:
•lower raw material costs, primarily for ethylene, acetic acid and methanol; and
•lower energy costs of $13 million, primarily related to favorable pricing.

Other Activities

	Year Ended December 31,			%
	2020	2019	Change	Change
	(In $ millions, except percentages)
Other (charges) gains, net	(9)	(117)	108	92.3%
Operating profit (loss)	(252)	(342)	90	26.3%
Equity in net earnings (loss) of affiliates	14	10	4	40.0%
Non-operating pension and other postretirement employee benefit (expense) income	16	(20)	36	180.0%
Dividend income - equity investments	—	1	(1)	(100.0)%
Depreciation and amortization	17	15	2	13.3%
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Operating loss decreased for the year ended December 31, 2020 compared to the same period in 2019 primarily due to:
•a favorable impact of $108 million to Other (charges) gains, net. During the year ended December 31, 2019, we recorded a reserve of $89 million as a result of the European Commission's investigation and a $19 million loss related to settlements with former third-party customers, which did not recur in the current year. See Note 16 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information; and
partially offset by:
•an unfavorable impact of $12 million resulting from losses on foreign currency forwards and swaps.
Non-operating pension and other postretirement employee benefit income increased for the year ended December 31, 2020 compared to the same period in 2019 primarily due to:
•lower interest cost and higher expected return on plan assets. See Note 13 - Benefit Obligations in the accompanying consolidated financial statements for further information.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facility. As of December 31, 2020 we have $1.3 billion available for borrowing under our senior unsecured revolving credit facility, if required, in meeting our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $955 million as of December 31, 2020. We are actively managing our business to maintain cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
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
Total cash outflows for capital expenditures are expected to be approximately $450 million to $500 million in 2021, primarily due to additional investments in growth opportunities and productivity improvements primarily in our Engineered Materials and Acetyl Chain segments.
On a stand-alone basis, Celanese and its immediate 100% owned subsidiary, Celanese US, have no independent external operations of their own. Accordingly, they generally depend on the cash flow of their subsidiaries and their ability to pay dividends and make other distributions to Celanese and Celanese US in order to meet their obligations, including their obligations under senior credit facilities and senior notes, and to pay dividends on our Common Stock.
We are subject to capital controls and exchange restrictions imposed by the local governments in certain jurisdictions where we operate, such as China, India and Indonesia. Capital controls impose limitations on our ability to exchange currencies, repatriate earnings or capital, lend via intercompany loans or create cross-border cash pooling arrangements. Our largest exposure to a country with capital controls is in China. Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the Chinese government imposes certain currency exchange controls on cash transfers out of China, puts certain limitations on duration, purpose and amount of intercompany loans, and restricts cross-border cash pooling. While it is possible that future tightening of these restrictions or application of new similar restrictions could impact us, these limitations do not currently restrict our operations.
We remain in compliance with the financial covenants under our senior unsecured revolving credit facility and expect to remain in compliance based on our current expectation of future results of operations. If our actual future results of operations differ materially from these expectations, or if we otherwise experience increased indebtedness or substantially lower EBITDA, we may be required to seek an amendment or waiver of such covenants which may increase our borrowing costs under those debt instruments.
Cash Flows
Cash and cash equivalents increased $492 million to $955 million as of December 31, 2020 compared to December 31, 2019. As of December 31, 2020, $578 million of the $955 million of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a prior year charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible without additional material tax consequences, if needed in the US, to fund operations. See Note 17 - Income Taxes in the accompanying consolidated financial statements for further information.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $111 million to $1.3 billion for the year ended December 31, 2020 compared to $1.5 billion for the same period in 2019. Net cash provided by operations for the year ended December 31, 2020 decreased primarily due to:
•a decrease in Net earnings, net of the sale of our Polyplastics joint venture equity interest;

partially offset by:
•favorable trade working capital of $147 million, primarily due to a decrease in inventory and payables. Inventory decreased as a result of turnaround activity and reduced operational rates in the current year. Payables decreased as a result of timing of settlement of trade payables; and
•a decrease in incentive compensation payouts of $62 million.
•Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities increased $1.1 billion to $592 million for the year ended December 31, 2020 compared to net cash used in investing activities of $493 million for the same period in 2019, primarily due to:
•a net cash inflow of $1.6 billion related to the sale of our 45% Polyplastics joint venture equity interest. See Note 7 - Investments in Affiliates in the accompanying consolidated financial statements for further information;
partially offset by:
•a net cash outflow of $544 million related to the purchase of marketable securities.
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $536 million to $1.5 billion for the year ended December 31, 2020 compared to $935 million for the same period in 2019, primarily due to:
•an increase in net repayments of short-term debt of $715 million, primarily as a result of higher borrowings under our revolving credit facility and accounts receivable securitization facility during the year ended December 31, 2019 related to the timing of share repurchases of our Common Stock; and
•a decrease in net proceeds of long-term debt of $169 million, primarily due to the issuance of $500 million in principal amount of the 3.500% senior unsecured notes due May 8, 2024 (the "3.500% Notes"), partially offset by the redemption of the 3.250% senior unsecured notes (the "3.250% Notes") during the year ended December 31, 2019, as discussed below;
partially offset by:
•lower share repurchases of our Common Stock of $346 million during the year ended December 31, 2020.
In addition, exchange rates had a favorable impact of $28 million on cash and cash equivalents and an unfavorable impact of $2 million on cash and cash equivalents for the years ended December 31, 2020 and 2019, respectively.
Debt and Other Obligations
•Senior Credit Facilities
In January 2019, Celanese, Celanese US and certain subsidiary borrowers entered into a new senior credit agreement (the "Credit Agreement") consisting of a $1.25 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2024. The Credit Agreement is guaranteed by Celanese, Celanese US and substantially all of its domestic subsidiaries ("the Subsidiary Guarantors"). We borrowed $685 million and repaid $963 million under our senior unsecured revolving credit facility during the year ended December 31, 2020.

•Senior Notes
We have outstanding senior unsecured notes, issued in public offerings registered under the Securities Act of 1933 ("Securities Act"), as amended, as follows (collectively, the "Senior Notes"):

Senior Notes	Issue Date	Principal	Interest Rate	Interest Pay Dates		Maturity Date
		(In millions)	(In percentages)
5.875% Notes	May 2011	$400	5.875	June 15	December 15	June 15, 2021
4.625% Notes	November 2012	$500	4.625	March 15	September 15	November 15, 2022
1.125% Notes	September 2016	€750	1.125	September 26		September 26, 2023
3.500% Notes	May 2019	$500	3.500	May 8	November 8	May 8, 2024
1.250% Notes	December 2017	€300	1.250	February 11		February 11, 2025
2.125% Notes	November 2018	€500	2.125	March 1		March 1, 2027
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
In May 2019, Celanese US completed an offering of the 3.500% Notes in a public offering registered under the Securities Act. The 3.500% Notes were issued at a discount to par at a price of 99.895%. Net proceeds from the sale of the 3.500% Notes were used to redeem in full the 3.250% Notes, to repay $156 million of outstanding borrowings under the senior unsecured revolving credit facility and for general corporate purposes. In connection with the issuance of the 3.500% Notes, we entered into a cross-currency swap to effectively convert our fixed-rate US dollar denominated debt under the 3.500% Notes, including annual interest payments and the payment of principal at maturity, to fixed-rate Euro denominated debt.
•Accounts Receivable Securitization Facility
On July 6, 2020, we entered into an amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under our US accounts receivable securitization facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables to the Purchasers until July 2, 2021. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the SPE. We have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy our creditors. On July 6, 2020, we sold $87 million of our accounts receivable and repaid $87 million of borrowings from the accounts receivable securitization facility. These sales were transacted at 100% of the face value of the relevant accounts receivable. We de-recognized $595 million of accounts receivable under this agreement through December 31, 2020. Unsold accounts receivable of $51 million were pledged by the SPE as collateral to the Purchasers as of December 31, 2020.
•European Factoring Agreement
We also have a factoring agreement in Europe with a financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. We have no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $201 million and $257 million of accounts receivable through December 31, 2020 and 2019, respectively.
Our material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. We are in compliance with all of the covenants related to our debt agreements as of December 31, 2020.
See Note 12 - Debt in the accompanying consolidated financial statements for further information.

Guarantor Financial Information
The Senior Notes were issued by Celanese US ("Issuer") and are guaranteed by Celanese Corporation ("Parent Guarantor") and the Subsidiary Guarantors (collectively the "Obligor Group"). See Note 12 - Debt in the accompanying consolidated financial statements for further information. The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Parent Guarantor and Subsidiary Guarantors represent substantially all of the Company's US assets and business operations. The Subsidiary Guarantors are listed in Exhibit 22.1 to this Annual Report.
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
The Parent Guarantor and the Issuer are holding companies that conduct substantially all of their operations through their subsidiaries, which own substantially all of our consolidated assets. The Parent Guarantor has no material assets other than the stock of its immediate 100% owned subsidiary, the Issuer. The principal source of cash to pay the Parent Guarantor's and the Issuer's obligations, including obligations under the Senior Notes and the guarantee of the Issuer's obligations under the Credit Agreement, is the cash that our subsidiaries generate from their operations. Each of the Subsidiary Guarantors and our non-guarantor subsidiaries is a distinct legal entity and, under certain circumstances, applicable country or state laws, regulatory limitations and terms of other debt instruments may limit our subsidiaries' ability to distribute cash to the Issuer and the Parent Guarantor. While the Credit Agreement and the Indentures generally limit the ability of our subsidiaries to restrict payment of dividends or other distributions to us, these limitations are subject to certain qualifications and exceptions, which may have the effect of significantly limiting the applicability of those restrictions.
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. While the non-guarantor subsidiaries do not guarantee the Issuer's obligations under our outstanding debt, the transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Senior Notes, Credit Agreement, the Company's other outstanding debt, Common Stock dividends and Common Stock repurchases.
The summarized financial information of the Obligor Group is presented below on a combined basis after the elimination of: (i) intercompany transactions among such entities and (ii) equity in earnings from and investments in the non-guarantor subsidiaries. Transactions with, and amounts due to or from, non-guarantor subsidiaries and affiliates are separately disclosed.

Year Ended December 31, 2020
(In $ millions)
Net sales to third parties	1,264
Net sales to non-guarantor subsidiaries	868
Total net sales	2,132
Gross profit	355
Earnings (loss) from continuing operations	1,530
Net earnings (loss)	1,524
Net earnings (loss) attributable to the Obligor Group	1,524

	As of December 31,
	2020	2019
	(In $ millions)
Receivables from non-guarantor subsidiaries	318	391
Other current assets	1,597	580
Total current assets	1,915	971
Goodwill	399	399
Other noncurrent assets	3,519	1,972
Total noncurrent assets	3,918	2,371
Current liabilities due to non-guarantor subsidiaries	1,206	468
Current liabilities due to affiliates	58	78
Other current liabilities	958	772
Total current liabilities	2,222	1,318
Noncurrent liabilities due to non-guarantor subsidiaries	1,593	316
Other noncurrent liabilities	3,648	3,814
Total noncurrent liabilities	5,241	4,130
Share Capital
On January 28, 2021, we declared a quarterly cash dividend of $0.68 per share on our Common Stock amounting to $78 million. The cash dividend will be paid on February 23, 2021 to holders of record as of February 9, 2021.
Our Board of Directors has authorized the aggregate repurchase of $5.9 billion of our Common Stock since February 2008. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date. During the year ended December 31, 2020, we repurchased shares of our Common Stock at an aggregate cost of $650 million. As of December 31, 2020, we had $1.1 billion remaining under authorizations by our Board of Directors.
See Note 15 - Stockholders' Equity in the accompanying consolidated financial statements for further information.

Contractual Debt and Cash Obligations
The following table sets forth our fixed contractual debt and cash obligations as of December 31, 2020:

			Payments due by period
	Total		Less Than 1 Year	Years 2 & 3	Years 4 & 5	After 5 Years
	(In $ millions)
Fixed Contractual Debt Obligations
Senior notes	3,296		400	1,419	867	610
Interest payments on debt and other obligations	341	(1)	90	123	57	71
Finance lease obligations	201		30	48	39	84
Other debt	239	(2)	66	3	88	82
Total	4,077		586	1,593	1,051	847
Operating leases	280		41	68	46	125
Uncertain tax positions, including interest and penalties	240		—	—	—	240	(3)
Unconditional purchase obligations	3,355	(4)	355	646	544	1,810
Pension and other postretirement funding obligations	447		47	94	90	216
Environmental and asset retirement obligations	84		21	25	11	27
Total	8,483		1,050	2,426	1,742	3,265
______________________________
(1)Future interest expense is calculated using the rate in effect on December 31, 2020.
(2)Other debt is primarily made up of fixed rate pollution control and industrial revenue bonds, short-term borrowings from affiliated companies and other bank obligations.
(3)Due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities, we are unable to determine the timing of payments related to our uncertain tax obligations, including interest and penalties. These amounts are therefore reflected in "After 5 Years".
(4)Unconditional purchase obligations primarily represent the take-or-pay provisions included in certain long-term purchase agreements. We do not expect to incur material losses under these arrangements. These amounts, obtained via a survey of Celanese, also include other purchase obligations such as maintenance and service agreements, energy and utility agreements, consulting contracts, software agreements and other miscellaneous agreements and contracts.
Contractual Guarantees and Commitments
As of December 31, 2020, we have standby letters of credit of $21 million and bank guarantees of $23 million outstanding, which are irrevocable obligations of an issuing bank that ensure payment to third parties in the event that certain subsidiaries fail to perform in accordance with specified contractual obligations. The likelihood is remote that material payments will be required under these agreements.
See Note 12 - Debt in the accompanying consolidated financial statements for a description of the guarantees under our Senior Notes and Credit Agreement.
See Note 21 - Commitments and Contingencies in the accompanying consolidated financial statements for a discussion of commitments and contingencies related to legal and regulatory proceedings.
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
•Recoverability of Long-Lived Assets
Recoverability of Goodwill and Indefinite-Lived Assets
We assess the recoverability of the carrying amount of our goodwill and other indefinite-lived intangible assets annually during the third quarter of our fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.
When assessing the recoverability of goodwill and other indefinite-lived intangible assets, we may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is less than its carrying amount. The qualitative evaluation is an assessment of multiple factors, including the current operating environment, financial performance and market considerations. We may elect to bypass the qualitative assessment for some or all of our reporting units or other indefinite-lived intangible assets and proceed directly to a quantitative analysis depending on the facts and circumstances.
In performing a quantitative analysis of goodwill, recoverability of goodwill for each reporting unit is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.
Management tests other indefinite-lived intangible assets quantitatively utilizing the relief from royalty method under the income approach to determine the estimated fair value for each indefinite-lived intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, tax rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment.
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
See Note 9 - Goodwill and Intangible Assets, Net in the accompanying consolidated financial statements for further information.

•Benefit Obligations
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
See Note 13 - Benefit Obligations in the accompanying consolidated financial statements for further information.
•Income Taxes
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
See Note 17 - Income Taxes in the accompanying consolidated financial statements for further information.
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
See Note 19 - Derivative Financial Instruments in the accompanying consolidated financial statements for further information regarding our market risk management and the related impact on our financial position and results of operations.
•Foreign Currency Forwards and Swaps
A portion of our assets, liabilities, net sales and expenses are denominated in currencies other than the US dollar. Fluctuations in the value of these currencies against the US dollar can have a direct and material impact on the business and financial results. Our largest exposures are to the Euro and Chinese Yuan ("CNY"). A decline in the value of the Euro and CNY versus the US dollar results in a decline in the US dollar value of our sales and earnings denominated in Euros and CNYs. Likewise, an increase in the value of the Euro and CNY versus the US dollar would result in an opposite effect. We estimate that a 10% change in the Euro/US dollar and CNY/US dollar exchange rates would impact our earnings by $52 million and $19 million, respectively.
Item 8.  Financial Statements and Supplementary Data
Our consolidated financial statements and supplementary data are included in Item 15. Exhibits and Financial Statement Schedules of this Annual Report.
Quarterly Financial Information
For a discussion of material events affecting performance in each quarter, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(Unaudited) (In $ millions, except per share data)
Net sales	1,460	1,193	1,411	1,591
Gross profit	348	242	327	376
Other (charges) gains, net	(6)	(21)	(10)	(2)
Operating profit (loss)	194	83	184	203
Gain (loss) on sale of investments in affiliates	—	—	—	1,408
Earnings (loss) from continuing operations before tax	292	147	241	1,571
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	225	110	209	1,453
Earnings (loss) from discontinued operations	(7)	(3)	(2)	—
Net earnings (loss)	218	107	207	1,453
Earnings (loss) per common share - basic
Continuing operations	1.89	0.93	1.77	12.56
Net earnings (loss)	1.83	0.90	1.75	12.56
Earnings (loss) per common share - diluted
Continuing operations	1.88	0.93	1.76	12.50
Net earnings (loss)	1.82	0.90	1.75	12.50

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(Unaudited) (In $ millions, except per share data)
Net sales	1,687	1,592	1,586	1,432
Gross profit	453	423	414	316
Other (charges) gains, net	4	(98)	(7)	(102)
Operating profit (loss)	320	186	260	68
Earnings (loss) from continuing operations before tax	385	239	323	41
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	338	210	268	42
Earnings (loss) from discontinued operations	(1)	(1)	(5)	1
Net earnings (loss)	337	209	263	43
Earnings (loss) per common share - basic
Continuing operations	2.65	1.68	2.18	0.35
Net earnings (loss)	2.64	1.67	2.14	0.36
Earnings (loss) per common share - diluted
Continuing operations	2.64	1.67	2.17	0.35
Net earnings (loss)	2.63	1.66	2.13	0.36

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report. Based on that evaluation, as of December 31, 2020, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows on page 64.
Item 9B.  Other Information
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference from the "Governance," "Stock Ownership Information" and "Questions and Answers" sections of the Company's definitive proxy statement for the 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2021 Proxy Statement"). Information about executive officers of the Company is contained in Part I of this Annual Report.
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
Item 11.  Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the "Governance – Director Compensation" and "Executive Compensation" sections of the 2021 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to beneficial ownership required by this Item 12 is incorporated herein by reference from the "Stock Ownership Information" section of the 2021 Proxy Statement.
Equity Compensation Plans
Securities Authorized for Issuance Under Equity Compensation Plans
The following information is provided as of December 31, 2020 with respect to equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	839,195	(1)	$—	(2)	19,062,342	(3)
___________________________
(1)Includes 342,405 restricted stock units ("RSUs") granted under the Celanese Corporation 2009 Global Incentive Plan, as amended and restated April 19, 2012 and February 9, 2017 (the "2009 Plan"), and 496,790 RSUs granted under the Celanese Corporation 2018 Global Incentive Plan (the "2018 Plan"), including shares that may be issued pursuant to outstanding performance-based RSUs, assuming currently estimated maximum potential performance; actual shares issued may vary, depending on actual performance. If the performance-based RSUs included in this total vest at the target performance level (as opposed to the maximum potential performance), the aggregate RSUs outstanding would be 1,013,186. Also includes 51,682 share equivalents attributable to RSUs deferred by non-management directors under the Company's 2008 Deferred Compensation Plan (and dividends applied to previous deferrals) and distributable in the form of shares of Common Stock under the 2009 Plan and the 2018 Plan. Upon vesting, a share of the Company's Common Stock is issued for each RSU. Column (b) does not take any of these RSU awards into account because they do not have an exercise price.
(2)There were no outstanding options under the 2009 Plan or the 2018 Plan as of December 31, 2020.
(3)Includes shares available for future issuance under the 2018 Plan and the Celanese Corporation 2009 Employee Stock Purchase Plan approved by stockholders on April 23, 2009 (the "ESPP"). As of December 31, 2020, an aggregate of 5,427,265 shares were available for future issuance under the 2018 Plan and 13,635,077 shares of our Common Stock were available for future issuance under the ESPP. As of December 31, 2020, 364,923 shares have been offered for purchase under the ESPP.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the "Governance" section of the 2021 Proxy Statement.
Item 14.  Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference from the "Audit Matters" section of the 2021 Proxy Statement.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
1.  Financial Statements. The report of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page 64 of this Annual Report.
2.  Financial Statement Schedules.
The financial statement schedules required by this item, if any, are included as Exhibits to this Annual Report.
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

4.6
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

4.7
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

4.8
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

4.9
Ninth Supplemental Indenture, dated as of May 8, 2019, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 8, 2019).

4.10*	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

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

10.1(b)
Credit Agreement, dated as of January 7, 2019, by and among Celanese Corporation, Celanese US Holdings LLC, Celanese Europe B.V., Elwood C.V., certain subsidiaries of Celanese US Holdings LLC from time to time party thereto as borrowers, each lender from time to time party thereto, Bank of America N.A., as Administrative Agent, a Swing Line Lender and an L/C Issuer and other Swing Line Lenders and L/C Issuers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 11, 2019).

10.2‡	Celanese Corporation 2008 Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K (File No. 001-32410) filed on February 29, 2008).

10.2(a)‡
Amendment Number One to Celanese Corporation 2008 Deferred Compensation Plan dated December 11, 2008 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-158736) filed with the SEC on April 23, 2009).

10.2(b)‡
Amendment Number Two to Celanese Corporation 2008 Deferred Compensation Plan dated December 22, 2008 (incorporated by reference to Exhibit 10.4(b) to the Annual Report on Form 10-K (File No. 001-32410) filed with the SEC on February 7, 2014).

10.2(c)‡
Amendment Number Three to the Celanese Corporation 2008 Deferred Compensation Plan dated October 31, 2019 (incorporated by reference to Exhibit 10.4(c) to the Annual Report on Form 10-K filed with the SEC on February 6, 2020).

10.2(d)‡
Amendment Number Four to the Celanese Corporation Deferred Compensation Plan dated February 5, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.2(e)*‡	Amendment Number Five to the Celanese Corporation Deferred Compensation Plan dated December 28, 2020.

10.3‡
Celanese Corporation 2009 Global Incentive Plan, as Amended and Restated, February 9, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 18, 2017).

10.4‡	Celanese Corporation 2009 Employee Stock Purchase Program (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-158734) filed on April 23, 2009).

10.4(a)‡	Form of 2018 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 17, 2018).

Exhibit Number
Description

10.4(b)‡	Form of 2018 Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 17, 2018).

10.5‡	Celanese Corporation 2018 Global Incentive Plan, effective as of April 23, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2018).

10.6(a)‡	Form of 2019 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019).

10.6(b)‡	Form of 2019 Restricted Stock Award Agreement for the Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019).

10.6(c)‡	Form of 2019 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019).

10.6(d)‡
Form of Amendment Agreement to the 2019 Restricted Stock Unit Award Agreements dated February 5, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.6(e)‡
Form of 2019 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 23, 2019).

10.6(f)‡	Form of 2020 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.6(g)‡	Form of 2020 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.6(h)‡
Form of 2020 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2020).

10.7(a)‡
Executive Severance Benefits Plan, amended effective February 6, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32410) filed with the SEC on February 12, 2013).

10.7(b)‡	Executive Severance Benefits Plan, amended effective October 18, 2017 (incorporated by reference to Exhibit 10.9(b) the Annual Report on Form 10-K filed with the SEC on February 9, 2018).

10.7(c)‡	Executive Severance Benefits Plan, amended effective February 5, 2020 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.8(a)‡
Offer Letter, dated December 12, 2018, between Celanese Corporation and A. Lynne Puckett (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019).

10.8(b)‡
Amended and Restated Offer Letter, dated February 5, 2020, between Celanese Corporation and Lori J. Ryerkerk (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.9(a)‡
Form of 2012 Change in Control Agreement between Celanese Corporation and participant, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-32410) filed with the SEC on July 25, 2012).

10.9(b)‡
Form of Amended and Restated Change in Control Agreement between Celanese Corporation and Lori J. Ryerkerk (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.9(c)‡
Form of Amended and Restated Change in Control Agreement between Celanese Corporation and participant, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.9(c).1*‡	Amended Schedule of Participants to Form of Non-CEO Amended and Restated Change in Control Agreement

10.10‡
Form of Long-Term Incentive Claw-Back Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A (File No. 001-32410) filed with the SEC on January 26, 2009).

10.11‡
Celanese Americas Supplemental Retirement Savings Plan, as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.14(a) to the Annual Report on Form 10-K (File No. 001-32410) filed with the SEC on February 6, 2015).

Exhibit Number
Description

10.11(a)*‡	Amendment Number One to the Celanese Americas Supplemental Retirement Savings Plan, as amended and restated effective January 1, 2014, dated December 28, 2020.

10.12‡
Celanese Americas Supplemental Retirement Pension Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the SEC on February 6, 2020).

10.12(a)‡
First Amendment to the Celanese Americas Supplemental Retirement Pension Plan, as amended and restated effective January 1, 2009, dated as of July 22, 2013 (incorporated by reference to Exhibit 10.15(a) to the Annual Report on Form 10-K filed with the SEC on February 6, 2020).

10.12(b)‡
Amendment Number Two to the Celanese Americas Supplemental Retirement Pension Plan, as amended and restated effective January 1, 2009, dated as of February 5, 2020 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.13
Transaction Agreement, dated July 20, 2020, among Celanese Corporation, Celanese Sales Netherlands B.V., Daicel Corporation and Polyplastics Company Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 20, 2020).

10.14*‡	Summary of Non-Employee Director Compensation.

21.1*	List of Subsidiaries of Celanese Corporation.

22.1*	List of Guarantor Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm of Celanese Corporation, KPMG LLP.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Name:	Lori J. Ryerkerk
Title:	Chairman of the Board of Directors, Chief Executive Officer and President

Date:	February 11, 2021
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott A. Richardson and Benita M. Casey, and each of them, his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that any such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the US Securities and Exchange Commission in connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that such said attorney-in-fact, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LORI J. RYERKERK	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 11, 2021
Lori J. Ryerkerk

/s/ SCOTT A. RICHARDSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2021
Scott A. Richardson

/s/ BENITA M. CASEY	Vice President, Finance, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 11, 2021
Benita M. Casey

/s/ JEAN S. BLACKWELL	Director	February 11, 2021
Jean S. Blackwell

/s/ WILLIAM M. BROWN	Director	February 11, 2021
William M. Brown

/s/ EDWARD G. GALANTE	Director	February 11, 2021
Edward G. Galante

/s/ KATHRYN M. HILL	Director	February 11, 2021
Kathryn M. Hill

Signature	Title	Date

/s/ DAVID F. HOFFMEISTER	Director	February 11, 2021
David F. Hoffmeister

/s/ JAY V. IHLENFELD	Director	February 11, 2021
Jay V. Ihlenfeld

/s/ DEBORAH J. KISSIRE	Director	February 11, 2021
Deborah J. Kissire

/s/ KIM K.W. RUCKER	Director	February 11, 2021
Kim K.W. Rucker

/s/ JOHN K. WULFF	Director	February 11, 2021
John K. Wulff

CELANESE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Celanese Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Celanese Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leasing transactions as of January 1, 2019 due to the adoption of Financial Accounting Standards Board's Accounting Standards Update 2016-02, Leases.
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
Evaluation of the Company's determination and realizability of foreign tax credit carryforwards
As discussed in Note 17 to the consolidated financial statements, the Company had $224 million of U.S. foreign tax credit carryforwards, and a related valuation allowance of $224 million, as of December 31, 2020. Foreign tax credit carryforwards may be used to reduce current U.S. tax liabilities related to foreign source income or deferred and utilized over a ten-year period. Realization of these deferred tax assets requires generation of sufficient foreign source taxable income within this period.
We identified the evaluation of the Company's determination and realizability of foreign tax credit carryforwards available for U.S. federal income tax purposes as a critical audit matter. This is due to the complex auditor judgment required to evaluate the application of U.S. federal income tax regulations related to the generation and utilization of foreign tax credit carryforwards. Additionally, a high degree of auditor judgment and the use of income tax professionals with specialized skills and knowledge were required in evaluating the Company's related forecast of foreign source taxable income, allocation of overhead and other directly allocable expenses.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to 1) the computation of foreign tax credit carryforwards generated, 2) assessing the realizability of associated deferred tax assets, and 3) the application of relevant income tax regulations for the generation of foreign tax credit carryforwards and foreign source taxable income forecasted to be generated prior to carryforward expirations. To assess the Company's ability to forecast, we compared historical forecasts of foreign source taxable income to actual results. We involved income tax professionals with specialized skills and knowledge, who assisted in evaluating the types and amounts of foreign source taxable income utilized in the Company's forecasts, including the allocable expenses and method of expense allocation. They also assisted in assessing 1) the application of U.S. federal income tax regulations related to the generation and utilization of foreign tax credit carryforwards, and 2) the determination of the foreign tax credit carryforwards generated, including their realizability, by independently re-performing the computation and comparing our determination to the Company's assessment.
Evaluation of the Company's application of multinational income tax regulations
As discussed in Note 17 to the consolidated financial statements, the Company recorded $247 million of income tax expense for the year ended December 31, 2020. Because of its multinational presence, the Company's effective income tax rate and related income tax attributes are significantly impacted by tax regulations in certain operating locations. As a result, the Company continuously monitors, evaluates, and responds to these impacts.
We identified the evaluation of the Company's ongoing assessment and application of multinational income tax regulations as a critical audit matter. This was due to the complex, subjective and evolving nature of tax regulations, the steps taken by the Company to interpret and respond to changes in the tax environment, and taxing authorities’ collective impacts on the Company's consolidated income tax computations. As a result, a high degree of auditor judgment and the use of income tax professionals with specialized skills and knowledge were required to 1) evaluate significant income tax regulations, including changes thereto, 2) assess the application of the taxing authorities' regulations on the Company's business operations, and 3) evaluate the Company’s accounting for income taxes pertaining to significant transactions and restructurings.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to 1) the application of tax regulations, 2) the execution of certain significant transactions and restructurings, and 3) their collective impacts on consolidated income tax computations. We involved income tax professionals with specialized skills and knowledge, who assisted in evaluating the Company's interpretation and application of tax regulations, including tax regulation changes, and the associated income tax consequences. They also assisted in assessing certain significant transactions and restructurings, including reviewing the underlying documentation and evaluating the impact on the Company's global tax rate.
/s/ KPMG LLP
We have served as the Company's auditor since 2004.
Dallas, Texas
February 11, 2021

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(In $ millions, except share and per share data)
Net sales	5,655	6,297	7,155
Cost of sales	(4,362)	(4,691)	(5,183)
Gross profit	1,293	1,606	1,972
Selling, general and administrative expenses	(482)	(483)	(546)
Amortization of intangible assets	(22)	(24)	(24)
Research and development expenses	(74)	(67)	(72)
Other (charges) gains, net	(39)	(203)	9
Foreign exchange gain (loss), net	(5)	7	—
Gain (loss) on disposition of businesses and assets, net	(7)	(2)	(5)
Operating profit (loss)	664	834	1,334
Equity in net earnings (loss) of affiliates	134	182	233
Non-operating pension and other postretirement employee benefit (expense) income	17	(20)	(62)
Interest expense	(109)	(115)	(125)
Refinancing expense	—	(4)	(1)
Interest income	6	6	6
Dividend income - equity investments	126	113	117
Gain (loss) on sale of investments in affiliates	1,408	—	—
Other income (expense), net	5	(8)	8
Earnings (loss) from continuing operations before tax	2,251	988	1,510
Income tax (provision) benefit	(247)	(124)	(292)
Earnings (loss) from continuing operations	2,004	864	1,218
Earnings (loss) from operation of discontinued operations	(14)	(8)	(5)
Income tax (provision) benefit from discontinued operations	2	2	—
Earnings (loss) from discontinued operations	(12)	(6)	(5)
Net earnings (loss)	1,992	858	1,213
Net (earnings) loss attributable to noncontrolling interests	(7)	(6)	(6)
Net earnings (loss) attributable to Celanese Corporation	1,985	852	1,207
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	1,997	858	1,212
Earnings (loss) from discontinued operations	(12)	(6)	(5)
Net earnings (loss)	1,985	852	1,207
Earnings (loss) per common share - basic
Continuing operations	16.95	6.93	9.03
Discontinued operations	(0.10)	(0.05)	(0.04)
Net earnings (loss) - basic	16.85	6.88	8.99
Earnings (loss) per common share - diluted
Continuing operations	16.85	6.89	8.95
Discontinued operations	(0.10)	(0.05)	(0.04)
Net earnings (loss) - diluted	16.75	6.84	8.91
Weighted average shares - basic	117,817,445	123,925,697	134,305,269
Weighted average shares - diluted	118,481,376	124,651,759	135,416,858
See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018
	(In $ millions)
Net earnings (loss)	1,992	858	1,213
Other comprehensive income (loss), net of tax
Foreign currency translation	(8)	(16)	(60)
Gain (loss) on cash flow hedges	(18)	(30)	(10)
Pension and postretirement benefits	(2)	(7)	—
Total other comprehensive income (loss), net of tax	(28)	(53)	(70)
Total comprehensive income (loss), net of tax	1,964	805	1,143
Comprehensive (income) loss attributable to noncontrolling interests	(7)	(6)	(6)
Comprehensive income (loss) attributable to Celanese Corporation	1,957	799	1,137

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	955	463
Trade receivables - third party and affiliates	792	850
Non-trade receivables, net	450	331
Inventories	978	1,038
Marketable securities	533	40
Other assets	55	43
Total current assets	3,763	2,765
Investments in affiliates	820	975
Property, plant and equipment (net of accumulated depreciation - 2020: $3,279; 2019: $2,957)	3,939	3,713
Operating lease right-of-use assets	232	203
Deferred income taxes	259	96
Other assets	411	338
Goodwill	1,166	1,074
Intangible assets, net	319	312
Total assets	10,909	9,476
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	496	496
Trade payables - third party and affiliates	797	780
Other liabilities	680	461
Income taxes payable	—	17
Total current liabilities	1,973	1,754
Long-term debt, net of unamortized deferred financing costs	3,227	3,409
Deferred income taxes	509	257
Uncertain tax positions	240	165
Benefit obligations	643	589
Operating lease liabilities	208	181
Other liabilities	214	223
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2020 and 2019: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2020: 169,402,979 issued and 114,168,464 outstanding; 2019: 168,973,172 issued and 119,555,207 outstanding)	—	—
Treasury stock, at cost (2020: 55,234,515 shares; 2019: 49,417,965 shares)	(4,494)	(3,846)
Additional paid-in capital	257	254
Retained earnings	8,091	6,399
Accumulated other comprehensive income (loss), net	(328)	(300)
Total Celanese Corporation stockholders' equity	3,526	2,507
Noncontrolling interests	369	391
Total equity	3,895	2,898
Total liabilities and equity	10,909	9,476

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	119,555,207	—	128,095,849	—	135,769,256	—
Stock option exercises	—	—	14,045	—	—	—
Purchases of treasury stock	(5,889,073)	—	(9,166,267)	—	(7,935,392)	—
Stock awards	502,330	—	611,580	—	261,985	—
Balance as of the end of the period	114,168,464	—	119,555,207	—	128,095,849	—
Treasury Stock
Balance as of the beginning of the period	49,417,965	(3,846)	40,323,105	(2,849)	32,387,713	(2,031)
Purchases of treasury stock, including related fees	5,889,073	(650)	9,166,267	(1,000)	7,935,392	(818)
Issuance of treasury stock under stock plans	(72,523)	2	(71,407)	3	—	—
Balance as of the end of the period	55,234,515	(4,494)	49,417,965	(3,846)	40,323,105	(2,849)
Additional Paid-In Capital
Balance as of the beginning of the period		254		233		175
Stock-based compensation, net of tax		3		22		58
Stock option exercises, net of tax		—		(1)		—
Balance as of the end of the period		257		254		233
Retained Earnings
Balance as of the beginning of the period		6,399		5,847		4,920
Net earnings (loss) attributable to Celanese Corporation		1,985		852		1,207
Common stock dividends		(293)		(300)		(280)
Balance as of the end of the period		8,091		6,399		5,847
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(300)		(247)		(177)
Other comprehensive income (loss), net of tax		(28)		(53)		(70)
Balance as of the end of the period		(328)		(300)		(247)
Total Celanese Corporation stockholders' equity		3,526		2,507		2,984
Noncontrolling Interests
Balance as of the beginning of the period		391		395		412
Net earnings (loss) attributable to noncontrolling interests		7		6		6
(Distributions to) contributions from noncontrolling interests		(29)		(10)		(23)
Balance as of the end of the period		369		391		395
Total equity		3,895		2,898		3,379

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In $ millions)
Operating Activities
Net earnings (loss)	1,992	858	1,213
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	31	83	—
Depreciation, amortization and accretion	356	356	349
Pension and postretirement net periodic benefit cost	(99)	(58)	(92)
Pension and postretirement contributions	(48)	(47)	(47)
Actuarial (gain) loss on pension and postretirement plans	96	87	165
Pension curtailments and settlements, net	(1)	—	(1)
Deferred income taxes, net	77	(31)	137
(Gain) loss on disposition of businesses and assets, net	3	3	7
Stock-based compensation	28	48	71
Undistributed earnings in unconsolidated affiliates	13	(14)	(12)
(Gain) loss on sale of investments in affiliates	(1,408)	—	—
Other, net	18	18	26
Operating cash provided by (used in) discontinued operations	5	—	(10)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	141	165	(48)
Inventories	124	6	(158)
Other assets	60	(9)	(113)
Trade payables - third party and affiliates	(6)	(59)	15
Other liabilities	(39)	48	56
Net cash provided by (used in) operating activities	1,343	1,454	1,558
Investing Activities
Capital expenditures on property, plant and equipment	(364)	(370)	(337)
Acquisitions, net of cash acquired	(100)	(91)	(144)
Proceeds from sale of businesses and assets, net	21	1	13
Proceeds from sale of investments in affiliates	1,575	—	—
Proceeds from sale of marketable securities	43	—	—
Purchases of marketable securities	(544)	(16)	—
Other, net	(39)	(17)	(39)
Net cash provided by (used in) investing activities	592	(493)	(507)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	(287)	247	(38)
Proceeds from short-term borrowings	311	117	51
Repayments of short-term borrowings	(466)	(91)	(78)
Proceeds from long-term debt	—	499	561
Repayments of long-term debt	(30)	(360)	(536)
Purchases of treasury stock, including related fees	(650)	(996)	(805)
Stock option exercises	—	(1)	—
Common stock dividends	(293)	(300)	(280)
(Distributions to) contributions from noncontrolling interests	(29)	(10)	(23)
Other, net	(27)	(40)	(17)
Net cash provided by (used in) financing activities	(1,471)	(935)	(1,165)
Exchange rate effects on cash and cash equivalents	28	(2)	(23)
Net increase (decrease) in cash and cash equivalents	492	24	(137)
Cash and cash equivalents as of beginning of period	463	439	576
Cash and cash equivalents as of end of period	955	463	439
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
When assessing the recoverability of goodwill and other indefinite-lived intangible assets, the Company may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit, including goodwill, or an other indefinite-lived intangible asset is less than its carrying amount. The qualitative evaluation is an assessment of multiple factors, including the current operating environment, financial performance and market considerations. The Company may elect to bypass this qualitative assessment for some or all of its reporting units or other indefinite-lived intangible assets and perform a quantitative test, based on management's judgment.
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
Other postretirement benefit plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The key determinants of the accumulated postretirement benefit obligation are the discount rate and the health care cost trend rate.

•Discount Rate
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
Outside of the US, a similar approach of discounting pension and other postretirement benefit plan liabilities is used based on the high quality corporate bonds available in each market. There are some exceptions to this methodology, namely in locations where there is a sparse corporate bond market, and in such cases the discount rate takes into account yields of government bonds at the appropriate duration.
•Expected Long-Term Rate of Return on Assets
The Company determines the long-term expected rate of return on plan assets by considering the current target asset allocation, as well as the historical and expected rates of return on various asset categories in which the plans are invested. A single long-term expected rate of return on plan assets is then calculated for each plan as the weighted average of the target asset allocation and the long-term expected rate of return assumptions for each asset category within each plan.
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
•Investment Policies and Strategies
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
The financial objectives of the qualified pension plans are established in conjunction with a comprehensive review of each plan's liability structure. The Company's asset allocation policy is based on detailed asset/liability analysis. In developing investment policy and financial goals, consideration is given to each plan's demographics, the returns and risks associated with current and alternative investment strategies and the current and projected cash, expense and funding ratios of each plan. Investment policies must also comply with local statutory requirements as determined by each country. A formal asset/liability study of each plan is undertaken approximately every three to five years or whenever there has been a material change in plan demographics, benefit structure or funding status and investment market. The Company has adopted a long-term investment horizon such that the risk and duration of investment losses are weighed against the long-term potential for appreciation of assets. Although there cannot be complete assurance that these objectives will be realized, it is believed that the likelihood for their realization is reasonably high, based upon the asset allocation chosen and the historical and expected performance of the asset classes utilized by the plans. The intent is for investments to be broadly diversified across asset classes, investment styles, market sectors, investment managers, developed and emerging markets and securities in order to moderate portfolio volatility and risk. Investments may be in separate accounts, commingled trusts, mutual funds and other pooled asset portfolios provided they all conform to fiduciary standards.
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

Variable Interest Entities
The Company assesses whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities ("VIEs"). A VIE is an entity with insufficient equity at risk for the entity to finance its activities without additional subordinated financial support or in which equity investors lack the characteristics of a controlling financial interest. If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company concludes that it is the primary beneficiary and consolidates the VIE if the Company has both (i) the power to direct the activities of the VIE that most significantly influence the VIE's economic performance, and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.
The Company has a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui"), in which the Company owns 50% of Fairway, for the production of methanol at the Company's integrated chemical plant in Clear Lake, Texas. Fairway is a VIE in which the Company is the primary beneficiary. Accordingly, the Company consolidates the venture and records a noncontrolling interest for the share of the venture owned by Mitsui. Fairway is included in the Company's Acetyl Chain segment. As of December 31, 2020 and 2019, the carrying amount of the total assets associated with Fairway included in the consolidated balance sheets were $666 million and $722 million, respectively, made up primarily of $592 million and $622 million, respectively, of property, plant and equipment.
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as finance lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of December 31, 2020 and 2019 were $267 million and $113 million, respectively, related primarily to the recovery of capital expenditures for certain property, plant and equipment.
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
Marketable Securities
Marketable securities represent equity securities with readily determinable fair values and are accounted for at fair value. All gains and losses on investments in equity securities are recognized in the consolidated statements of operations.
Inventories
Inventories, including stores and supplies, are stated at the lower of cost and net realizable value. Cost for inventories is determined using the first-in, first-out method. Cost includes raw materials, direct labor and manufacturing overhead. Cost for stores and supplies is primarily determined by the average cost method.
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
•Interest Rate Risk Management
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
•Foreign Exchange Risk Management
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
•Commodity Risk Management
The Company has exposure to the prices of commodities in its procurement of certain raw materials. The Company manages its exposure to commodity risk primarily through the use of long-term supply agreements, multi-year purchasing and sales agreements and forward purchase contracts. The Company regularly assesses its practice of using forward purchase contracts and other raw material hedging instruments in accordance with changes in economic conditions. Forward purchases and swap contracts for raw materials are principally settled through physical delivery of the commodity. For qualifying contracts, the Company has elected to apply the normal purchases and normal sales exception based on the probability at the inception and throughout the term of the contract that the Company would not net settle and the transaction would result in the physical delivery of the commodity.Accordingly, realized gains and losses on these contracts are included in the cost of the commodity upon the settlement of the contract.
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
Loss Contingencies
When determinable, the Company accrues a liability for loss contingencies deemed probable of occurring for which an amount can be reasonably estimated. For certain potentially material loss contingencies, the Company is sometimes unable to estimate and accrue a loss deemed probable of occurring. For such matters, the Company discloses an estimate of the possible loss, range of loss or a statement that such estimate cannot be made.

Because the Company's evaluation and assessment of critical facts and circumstances surrounding a contingent loss often occurs well in advance of the matter's final determination, there is an inherent subjectivity and unpredictability involved in estimating, accounting for and reporting contingent losses. Generally, the less progress made in the resolution of a contingent loss matter or the broader the range of potential outcomes, the more difficult it is for the Company to estimate, accrue and report a loss. For example, the Company may disclose certain information about a plaintiff's legal claim against the Company that is alleged in the plaintiff's pleadings or otherwise publicly available. While information of this type may provide more insight into the potential magnitude of a matter, it may not necessarily be indicative of the Company's estimate of probable or possible loss. In addition, some of the Company's contingent loss exposures may be eligible for reimbursement under the provisions of its insurance coverage. The Company does not consider the potential availability of insurance coverage in determining its probable or possible loss estimates. As a result of these factors among others, the Company's ultimate contingent loss exposure may be higher or lower, and possibly materially so, than the Company's recorded probable loss accruals and disclosures of possible losses.
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
•Contract Estimates
The nature of certain of the Company's contracts gives rise to variable consideration, which may be constrained, including retrospective volume-based rebates to certain customers. The Company issues retrospective volume-based rebates to customers when they purchase a certain volume level, and the rebates are applied retroactively to prior purchases. The Company also issues prospective volume-based rebates to customers when they purchase a certain volume level, and the rebates are applied to future purchases. Prospective volume-based rebates represent a material right within the contract and therefore are considered to be separate performance obligations. For both retrospective and prospective volume-based rebates, the Company estimates the level of volumes based on anticipated purchases at the beginning of the period and records a rebate accrual for each purchase toward the requisite rebate volume. These estimated rebates, which are reassessed each reporting period, are included in the transaction price of the Company's contracts with customers as a reduction to Net sales and are included in Current Other liabilities in the consolidated balance sheets (Note 10).
The majority of the Company's revenue is derived from contracts (i) with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount in which it has the right to invoice as product is delivered. The Company has elected the practical expedient not to disclose the value of remaining performance obligations associated with these types of contracts. However, the Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of December 31, 2020, the Company had $703 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $275 million of its remaining performance obligations as Net sales in 2021, $188 million in 2022, $115 million in 2023 and the balance thereafter.

The Company has certain contracts which contain performance obligations which are immaterial in the context of the contract with the customer. The Company has elected the practical expedient not to assess whether these promised goods or services are performance obligations.
•Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Noncurrent Other liabilities in the consolidated balance sheets (Note 11).
The Company does not have any material contract assets as of December 31, 2020.
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
The Company adopted ASU (defined below) 2016-02, Leases on January 1, 2019, using the modified retrospective application.
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

3. Recent Accounting Pronouncements
The following table provides a brief description of recent Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"):

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting.	The new guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.	March 12, 2020 through December 31, 2022.	The Company has completed its assessment, and the adoption of the new guidance did not have a material impact to the Company.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes.	The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in FASB Accounting Standards Codification Topic 740, Income Taxes ("Topic 740"). The guidance also clarifies and amends existing guidance under Topic 740.	January 1, 2021.	The Company adopted the new guidance effective January 1, 2021. The adoption of the new guidance did not have a material impact to the Company.

4. Acquisitions, Dispositions and Plant Closures
Plant Closures
•    European Compounding Center of Excellence
In July 2020, the Company announced that it is establishing a European Compounding Center of Excellence at its Forli, Italy facility, which includes the intended consolidation of its compounding operations in Kaiserslautern, Germany; Wehr, Germany; and Ferrara Marconi, Italy. These operations are included in the Company's Engineered Materials segment. The Company expects to complete the consolidation of the compounding operations by 2022.
The exit and shutdown costs related to the Forli, Italy consolidation were as follows:

Year Ended December 31,
2020
(In $ millions)
Asset impairments(1)	26
Restructuring(1)	6
Accelerated depreciation expense	2
Total	34
______________________________
(1)Included in Other (charges) gains, net in the consolidated statements of operations (Note 16).
The Company expects to incur additional exit and shutdown costs related to the Forli, Italy consolidation of approximately $44 million through 2022.

5. Receivables, Net

	As of December 31,
	2020	2019
	(In $ millions)
Trade receivables - third party and affiliates	803	859
Allowance for doubtful accounts - third party and affiliates	(11)	(9)
Trade receivables - third party and affiliates, net	792	850

	As of December 31,
	2020	2019
	(In $ millions)
Non-income taxes receivable	267	203
Reinsurance receivables	12	16
Income taxes receivable	100	27
Other	71	85
Non-trade receivables, net	450	331
6. Inventories

	As of December 31,
	2020	2019
	(In $ millions)
Finished goods	653	718
Work-in-process	74	76
Raw materials and supplies	251	244
Total	978	1,038
7. Investments in Affiliates
Entities in which the Company has an investment accounted for under the equity method of accounting or equity investments without readily determinable fair values are considered affiliates; any transactions or balances with such companies are considered affiliate transactions.
On October 9, 2020, the Company completed the sale of its 45% joint venture equity interest in Polyplastics Co., Ltd. ("Polyplastics"), to its joint venture partner Daicel Corporation ("Daicel"), for a purchase price of approximately $1.6 billion in cash. In connection with the transaction, the Company recorded a gain on the sale of its equity interest in Polyplastics of $1.4 billion to Gain (loss) on sale of investments in affiliates in the consolidated statements of operations and income tax expense, net, of approximately $254 million during the three months ended December 31, 2020. The gain on the sale of the Company's equity interest in Polyplastics was included in its Engineered Materials segment.
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

Equity Method
Equity method investments and ownership interests by business segment are as follows:

	Ownership as of December 31,		Carrying Value as of December 31,		Share of Earnings (Loss) Year Ended December 31,			Dividends and Other Distributions Year Ended December 31,
	2020	2019	2020	2019	2020	2019	2018	2020	2019	2018
	(In percentages)		(In $ millions)
Engineered Materials
Ibn Sina	25	25	172	164	37	68	96	(29)	(69)	(112)
InfraServ GmbH & Co. Hoechst KG(1)(2)	31	31	124	116	18	14	20	(18)	(17)	(25)
Fortron Industries LLC	50	50	136	133	12	18	14	(9)	(7)	(3)
Korea Engineering Plastics Co., Ltd.	50	50	153	146	19	27	29	(23)	(28)	(27)
Polyplastics Co., Ltd.	—	45	—	192	34	44	64	(58)	(39)	(45)
Other Activities(2)
InfraServ GmbH & Co. Gendorf KG	30	30	47	38	11	8	7	(7)	(5)	(5)
YNCORIS GmbH & Co. KG(3)	22	22	17	16	3	3	3	(3)	(3)	(4)
Total			649	805	134	182	233	(147)	(168)	(221)
______________________________
(1)InfraServ GmbH & Co. Hoechst KG is owned primarily by an entity included in the Company's Engineered Materials segment. The Company's Acetyl Chain segment also holds an ownership percentage.
(2)InfraServ real estate service companies ("InfraServ Entities") own and operate sites in Frankfurt am Main-Hoechst, Gendorf and Knapsack, Germany. The InfraServ Entities were created to own land and property and to provide various technical and administrative services at these manufacturing locations.
(3)Formerly known as InfraServ GmbH & Co. Knapsack KG.
Because financial information for Ibn Sina is not available to the Company on a timely basis, the Company's proportional share is reported on a one quarter lag. Accordingly, summarized financial information for Ibn Sina is as follows:

	As of September 30,
	2020	2019
	(In $ millions)
Current assets	244	253
Noncurrent assets	817	871
Current liabilities	201	148
Noncurrent liabilities	372	433

	Twelve Months Ended September 30,
	2020	2019	2018
	(In $ millions)
Revenues	625	726	913
Gross profit	187	299	396
Net income	118	227	322

Equity Investments Without Readily Determinable Fair Values
Equity investments without readily determinable fair values and ownership interests by business segment are as follows:

	Ownership as of December 31,		Carrying Value as of December 31,		Dividend Income for the Year Ended December 31,
	2020	2019	2020	2019	2020	2019	2018
	(In percentages)		(In $ millions)
Acetate Tow
Kunming Cellulose Fibers Co. Ltd.	30	30	14	14	11	11	12
Nantong Cellulose Fibers Co. Ltd.	31	31	121	121	91	79	87
Zhuhai Cellulose Fibers Co. Ltd.	30	30	30	30	24	22	13
Other Activities
InfraServ GmbH & Co. Wiesbaden KG	8	8	6	5	—	1	1
Other			—	—	—	—	4
Total			171	170	126	113	117
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
Transactions and balances with affiliates are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In $ millions)
Purchases	249	291	305
Sales and other credits	42	102	117
Interest expense	—	1	1

	As of December 31,
	2020	2019
	(In $ millions)
Trade receivables	—	1
Non-trade receivables	22	35
Total due from affiliates	22	36

Short-term borrowings(1)	58	67
Trade payables	38	43
Current Other liabilities	9	10
Total due to affiliates	105	120
______________________________
(1)The Company has agreements with certain affiliates whereby excess affiliate cash is lent to and managed by the Company at variable interest rates governed by those agreements.

8. Property, Plant and Equipment, Net

	As of December 31,
	2020	2019
	(In $ millions)
Land	53	46
Land improvements	79	78
Buildings and building improvements	826	775
Machinery and equipment	5,768	5,316
Construction in progress	492	455
Gross asset value	7,218	6,670
Accumulated depreciation	(3,279)	(2,957)
Net book value	3,939	3,713
Assets under finance leases, net, included in the amounts above are as follows:

	As of December 31,
	2020	2019
	(In $ millions)
Buildings	14	13
Machinery and equipment	365	272
Accumulated depreciation	(231)	(202)
Net book value	148	83
Capitalized interest costs and depreciation expense are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In $ millions)
Capitalized interest	8	8	10
Depreciation expense	327	327	319
During 2020 and 2019, certain long-lived assets were impaired (Note 16). No long-lived assets were impaired during 2018.

9. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials		Acetate Tow	Acetyl Chain		Total
	(In $ millions)
As of December 31, 2018	707		148	202		1,057
Acquisitions	29	(1)	—	—		29
Exchange rate changes	(9)		—	(3)		(12)
As of December 31, 2019	727		148	199		1,074
Acquisitions	—		—	30	(2)	30
Exchange rate changes	41		1	20		62
As of December 31, 2020(3)	768		149	249		1,166
______________________________
(1)Represents goodwill related to the acquisition of Next Polymers Ltd. ("Next Polymers").
(2)Represents goodwill related to the acquisition of Nouryon's redispersible polymer powders business offered under the Elotex® brand ("Elotex").
(3)There were no accumulated impairment losses as of December 31, 2020.
In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2020, as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin (Note 2). No events or changes in circumstances occurred during the three months ended December 31, 2020 that indicated the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2018	42	651	44	56	793
Acquisitions	—	25	—	—	25	(1)
Exchange rate changes	—	(9)	—	—	(9)
As of December 31, 2019	42	667	44	56	809
Acquisitions	—	16	—	—	16	(2)
Exchange rate changes	2	41	1	—	44
As of December 31, 2020	44	724	45	56	869
Accumulated Amortization
As of December 31, 2018	(33)	(495)	(32)	(35)	(595)
Amortization	(2)	(16)	(3)	(3)	(24)
Exchange rate changes	—	7	—	—	7
As of December 31, 2019	(35)	(504)	(35)	(38)	(612)
Amortization	(1)	(17)	(3)	(1)	(22)
Exchange rate changes	(2)	(34)	(2)	—	(38)
As of December 31, 2020	(38)	(555)	(40)	(39)	(672)
Net book value	6	169	5	17	197
______________________________
(1)Related to intangible assets acquired from Next Polymers with a weighted average amortization period of 13 years.
(2)Related to intangible assets acquired from Elotex with a weighted average amortization period of 14 years.
Indefinite-lived intangible assets are as follows:

	Trademarks and Trade Names
	(In $ millions)
As of December 31, 2018	112
Acquisitions	4	(1)
Exchange rate changes	(1)
As of December 31, 2019	115
Acquisitions	2	(2)
Impairment loss (Note 2)	(1)
Exchange rate changes	6
As of December 31, 2020	122
______________________________
(1)Related to indefinite-lived intangible assets acquired from Next Polymers.
(2)Related to indefinite-lived intangible assets acquired from Elotex.

In connection with the Company's annual indefinite-lived intangible assets impairment assessment (Note 2), the Company recorded an impairment loss of $1 million in Other charges (gains), net (Note 16) to write-off the total net book value of a trade name included in the Engineered Materials segment. Other than this trade name, the estimated fair value for each of the Company's other indefinite-lived intangible assets exceeded the carrying value of the underlying asset by a substantial margin. No events or changes in circumstances occurred during the three months ended December 31, 2020 that indicated the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.
During the year ended December 31, 2020, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2021	23
2022	22
2023	19
2024	18
2025	18
10. Current Other Liabilities

	As of December 31,
	2020	2019
	(In $ millions)
Asset retirement obligations	10	6
Benefit obligations (Note 13)	27	28
Customer rebates	53	63
Derivatives (Note 19)	87	8
Environmental (Note 14)	11	12
Insurance	5	6
Interest	29	29
Legal (Note 21)	107	105
Operating leases (Note 18)	36	29
Restructuring (Note 16)	11	13
Salaries and benefits	121	89
Sales and use tax/foreign withholding tax payable	140	35
Other	43	38
Total	680	461

11. Noncurrent Other Liabilities

	As of December 31,
	2020	2019
	(In $ millions)
Asset retirement obligations	10	13
Deferred proceeds	47	43
Deferred revenue	4	6
Derivatives (Note 19)	34	50
Environmental (Note 14)	58	49
Insurance	33	34
Other	28	28
Total	214	223
12. Debt

	As of December 31,
	2020	2019
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	431	28
Short-term borrowings, including amounts due to affiliates(1)	65	81
Revolving credit facility(2)	—	272
Accounts receivable securitization facility(3)	—	115
Total	496	496
______________________________
(1)The weighted average interest rate was 0.6% and 2.3% as of December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company entered into an aggregate of $300 million in short-term, bilateral term loans, which were repaid during the same period.
(2)The weighted average interest rate was 0.0% and 1.6% as of December 31, 2020 and 2019, respectively.
(3)The weighted average interest rate was 0.0% and 2.4% as of December 31, 2020 and 2019, respectively.

	As of December 31,
	2020	2019
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	919	841
Senior unsecured notes due 2024, interest rate of 3.500%	499	499
Senior unsecured notes due 2025, interest rate of 1.250%	368	337
Senior unsecured notes due 2027, interest rate of 2.125%	610	558
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	166	167
Bank loans due at various dates through 2026(1)	8	9
Obligations under finance leases due at various dates through 2054	201	144
Subtotal	3,671	3,455
Unamortized debt issuance costs(2)	(13)	(18)
Current installments of long-term debt	(431)	(28)
Total	3,227	3,409
______________________________
(1)The weighted average interest rate was 1.3% and 1.3% as of December 31, 2020 and 2019, respectively.
(2)Related to the Company's long-term debt, excluding obligations under finance leases.
Senior Credit Facilities
The Company has a senior credit agreement (the "Credit Agreement") consisting of a $1.25 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2024. The Credit Agreement is guaranteed by Celanese, Celanese US and domestic subsidiaries together representing substantially all of the Company's US assets and business operations ("the Subsidiary Guarantors"). The Subsidiary Guarantors are listed in Exhibit 22.1 to this Annual Report.
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of December 31, 2020
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	—
Available for borrowing(2)	1,250
______________________________
(1)The Company borrowed $685 million and repaid $963 million under its senior unsecured revolving credit facility during the year ended December 31, 2020.
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
In May 2019, Celanese US completed an offering of $500 million in principal amount of 3.500% senior unsecured notes due May 8, 2024 (the "3.500% Notes") in a public offering registered under the Securities Act. The 3.500% Notes were issued at a discount to par at a price of 99.895%, which is being amortized to Interest expense in the consolidated statement of operations over the term of the 3.500% Notes. Net proceeds from the sale of the 3.500% Notes were used to redeem in full the 3.250% senior unsecured notes due October 15, 2019 (the "3.250% Notes"), to repay $156 million of outstanding borrowings under the senior unsecured revolving credit facility and for general corporate purposes. In connection with the issuance of the 3.500% Notes, the Company entered into a cross-currency swap to effectively convert its fixed-rate US dollar denominated debt under the 3.500% Notes, including annual interest payments and the payment of principal at maturity, to fixed-rate Euro denominated debt. See Note 19 for additional information.
Principal payments scheduled to be made on the Company's debt, including short-term borrowings, are as follows:

(In $ millions)
2021	496
2022	527
2023	943
2024	541
2025	453
Thereafter	776
Total	3,736
Accounts Receivable Securitization Facility
On July 6, 2020, the Company entered into an amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its US accounts receivable securitization facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables to the Purchasers until July 2, 2021. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. On July 6, 2020, the Company sold $87 million of its accounts receivable and repaid $87 million of borrowings from the accounts receivable securitization facility. These sales were transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company's consolidated balance sheet. The Company de-recognized $595 million of accounts receivable under this agreement through December 31, 2020. Unsold accounts receivable of $51 million were pledged by the SPE as collateral to the Purchasers as of December 31, 2020.

European Factoring Agreement
The Company also has a factoring agreement in Europe with a financial institution to sell certain accounts receivable on a non-recourse basis. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $201 million and $257 million of accounts receivable under this factoring agreement as of December 31, 2020 and 2019, respectively.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of December 31, 2020.
13. Benefit Obligations
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
Statutory regulations and the works council agreement require the contributions to fully fund the multiemployer plans. The risks of participating in the multiemployer plans are different from single-employer plans in the following aspects:
•Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to the plan, any underfunding may be borne by the remaining participants, especially since regulations strictly enforce funding requirements.
•If the Company chooses to stop participating in the multiemployer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as the withdrawal liability.
Based on the 2020 unaudited and 2019 audited multiemployer defined benefit plan's financial statements, the plan is 100% funded in 2020, 2019 and 2018. The number of employees covered by the Company's multiemployer defined benefit plan remained relatively stable year over year from 2018 to 2020, resulting in minimal changes to employer contributions. Participation in the German multiemployer defined benefit plan is not considered individually significant to the Company.
Contributions made by the Company to the German multiemployer plan are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In $ millions)
Multiemployer defined benefit plan	9	8	8

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
Postemployment obligations are as follows:

	As of December 31,
	2020	2019
	(In $ millions)
Postemployment benefits	7	7
Defined Contribution Plans
The Company sponsors various defined contribution plans in North America, Europe and Asia covering certain employees. Employees may contribute to these plans and the Company will match these contributions in varying amounts. The Company's matching contribution to the defined contribution plans are based on specified percentages of employee contributions.
The amount of costs recognized for the Company's defined contribution plans are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In $ millions)
Defined contribution plans	39	42	40

Summarized information on the Company's pension and postretirement benefit plans is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2020	2019	2020	2019
	(In $ millions)
Change in Projected Benefit Obligation
Projected benefit obligation as of beginning of period	3,610	3,412	64	59
Service cost	12	9	1	—
Interest cost	85	115	1	2
Net actuarial (gain) loss(1)	275	377	—	8
Acquisitions(2)	42	—	—	—
Settlements	(7)	(3)	—	—
Benefits paid	(230)	(230)	(5)	(5)
Curtailments	—	—	(1)	—
Special termination benefits	1	1	—	—
Exchange rate changes	59	(3)	1	—
Other(3)	—	(68)	—	—
Projected benefit obligation as of end of period	3,847	3,610	61	64
Change in Plan Assets
Fair value of plan assets as of beginning of period	3,141	2,915	—	—
Actual return on plan assets	380	467	—	—
Employer contributions	43	42	5	5
Acquisitions(2)	30	—	—	—
Settlements	(7)	(3)	—	—
Benefits paid(4)	(230)	(230)	(5)	(5)
Other(3)	—	(52)	—	—
Exchange rate changes	31	2	—	—
Fair value of plan assets as of end of period	3,388	3,141	—	—
Funded status as of end of period	(459)	(469)	(61)	(64)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent Other assets	142	77	—	—
Current Other liabilities	(22)	(23)	(4)	(4)
Benefit obligations	(579)	(523)	(57)	(60)
Net amount recognized	(459)	(469)	(61)	(64)
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net actuarial (gain) loss(5)	17	15	—	—
Prior service (benefit) cost	—	—	(1)	(1)
Net amount recognized(6)	17	15	(1)	(1)
______________________________
(1)Primarily relates to changes in discount rates.
(2)Represents plan obligations and assets related to the Elotex acquisition.
(3)Primarily relates to lump sum offers for certain participants of the US qualified defined benefit pension plan.
(4)Includes benefit payments to nonqualified pension plans of $21 million and $21 million as of December 31, 2020 and 2019, respectively.

(5)Relates to the pension plans of the Company's equity method investments.
(6)Amount shown net of an income tax benefit of $4 million and $4 million as of December 31, 2020 and 2019, respectively, in the consolidated statements of equity (Note 15).
The percentage of US and international projected benefit obligation at the end of the period is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2020	2019	2020	2019
	(In percentages)
US plans	78	81	50	55
International plans	22	19	50	45
Total	100	100	100	100
The percentage of US and international fair value of plan assets at the end of the period is as follows:

	Pension Benefits As of December 31,
	2020	2019
	(In percentages)
US plans	85	87
International plans	15	13
Total	100	100
Pension plans with projected benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2020	2019
	(In $ millions)
Projected benefit obligation	913	881
Fair value of plan assets	311	337
Pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2020	2019
	(In $ millions)
Accumulated benefit obligation	888	776
Fair value of plan assets	311	255
Other postretirement plans with accumulated postretirement benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2020	2019
	(In $ millions)
Accumulated postretirement benefit obligation	61	64

The accumulated benefit obligation for all defined benefit pension plans is as follows:

	As of December 31,
	2020	2019
	(In $ millions)
Accumulated benefit obligation	3,819	3,584
The components of net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2020	2019	2018	2020	2019	2018
	(In $ millions)
Service cost	12	9	9	1	—	1
Interest cost	85	115	104	1	2	2
Expected return on plan assets	(199)	(185)	(210)	—	—	—
Recognized actuarial (gain) loss	97	79	169	(1)	8	(4)
Curtailment (gain) loss	—	—	(1)	(1)	—	—
Special termination benefit	1	1	2	—	—	—
Total	(4)	19	73	—	10	(1)
The Company maintains nonqualified pension plans funded with nonqualified trusts for certain US employees as follows:

	As of December 31,
	2020	2019
	(In $ millions)
Nonqualified Trust Assets
Marketable securities	17	24
Noncurrent Other assets, consisting of insurance contracts	30	35
Nonqualified Pension Obligations
Current Other liabilities	20	20
Benefit obligations	221	219
(Income) expense relating to the nonqualified pension plans included in net periodic benefit cost, excluding returns on the assets held by the nonqualified trusts, is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In $ millions)
Total	23	26	(3)

Valuation
The principal weighted average assumptions used to determine benefit obligation are as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2020	2019	2020	2019
	(In percentages)
Discount Rate Obligations
US plans	2.4	3.2	2.2	3.1
International plans	1.0	1.4	1.9	2.7
Combined	2.1	2.8	2.1	2.9
Rate of Compensation Increase
US plans	N/A	N/A
International plans	2.5	2.6
Combined	2.5	2.6
The principal weighted average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2020	2019	2018	2020	2019	2018
	(In percentages)
Discount Rate Obligations
US plans	3.2	4.2	3.5	3.1	4.1	3.4
International plans	1.4	2.1	2.1	2.7	3.4	3.2
Combined	2.8	3.8	3.3	2.9	3.8	3.2
Discount Rate Service Cost
US plans	1.9	3.1	1.9	3.8	4.6	3.7
International plans	1.8	2.5	2.3	2.7	3.4	3.3
Combined	1.8	2.5	2.2	2.7	3.4	2.9
Discount Rate Interest Cost
US plans	2.8	3.9	3.1	2.6	3.8	3.0
International plans	1.1	1.8	1.7	2.5	3.2	2.9
Combined	2.4	3.5	2.9	2.6	3.5	2.9
Expected Return on Plan Assets
US plans	6.7	6.7	6.8
International plans	5.1	5.6	5.9
Combined	6.5	6.5	6.7
Rate of Compensation Increase
US plans	N/A	N/A	N/A
International plans	2.6	2.8	2.8
Combined	2.6	2.8	2.8
Interest Crediting Rate
US plans	2.1	3.0	2.8
International plans	N/A	N/A	N/A
Combined	2.1	3.0	2.8

The Company's health care cost trend assumptions for US postretirement medical plan's net periodic benefit cost are as follows:

	As of December 31,
	2020	2019	2018
	(In percentages, except year)
Health care cost trend rate assumed for next year	7.5	8.0	8.5
Health care cost trend ultimate rate	5.0	5.0	5.0
Health care cost trend ultimate rate year	2031	2026	2026
Plan Assets
The weighted average target asset allocations for the Company's pension plans in 2020 are as follows:

	US Plans	International Plans
	(In percentages)
Bonds - domestic to plans	80	57
Equities - domestic to plans	10	16
Equities - international to plans	10	—
Other	—	27
Total	100	100
On average, the actual return on the US qualified defined pension plans' assets over the long-term (20 years) has exceeded the expected long-term rate of asset return assumption. The US qualified defined benefit plans' actual return on assets for the year ended December 31, 2020 was 13.5% versus an expected long-term rate of asset return assumption of 6.7%. The expected long-term rate of asset return assumption used to determine 2021 net periodic benefit cost is 6.5% for the US qualified defined benefit plans.
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2020	2019	2020	2019	2020	2019
	(In $ millions)
Assets
Cash and cash equivalents	10	8	—	—	10	8
Derivatives
Swaps	—	—	3	7	3	7
Equity securities
International companies	82	77	—	—	82	77
Fixed income
Corporate debt	—	—	890	762	890	762
Treasuries, other debt	17	35	1,447	1,403	1,464	1,438
Mortgage backed securities	—	—	16	15	16	15
Insurance contracts	—	—	63	47	63	47
Other	4	4	6	1	10	5
Total investments, at fair value(1)	113	124	2,425	2,235	2,538	2,359
Liabilities
Derivatives
Swaps	—	—	3	7	3	7
Total liabilities	—	—	3	7	3	7
Total net assets(2)	113	124	2,422	2,228	2,535	2,352
______________________________
(1)Certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. Total investments, at fair value, for the year ended December 31, 2020 excludes investments in common/collective trusts, registered investment companies and short-term investment funds with fair values of $732 million, $71 million and $45 million, respectively. Total investments, at fair value, for the year ended December 31, 2019 excludes investments in common/collective trusts, registered investment companies and short-term investment funds with fair values of $689 million, $62 million and $35 million, respectively.
(2)Total net assets excludes non-financial plan receivables and payables of $72 million and $67 million, respectively, as of December 31, 2020 and $29 million and $26 million, respectively, as of December 31, 2019. Non-financial items include due to/from broker, interest receivables and accrued expenses.

Benefit obligation funding is as follows:

Total Expected 2021
(In $ millions)
Cash contributions to defined benefit pension plans	23
Benefit payments to nonqualified pension plans	20
Benefit payments to other postretirement benefit plans	4
The Company's estimates of its US defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefits expected to be paid are as follows:

	Pension Benefit Payments(1)	Company Portion of Postretirement Benefit Cost(2)
	(In $ millions)
2021	236	4
2022	228	4
2023	226	4
2024	222	3
2025	218	3
2026-2030	1,027	15
______________________________
(1)Payments are expected to be made primarily from plan assets.
(2)Payments are expected to be made primarily from Company assets.
14. Environmental
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
The components of environmental remediation liabilities are as follows:

	As of December 31,
	2020	2019
	(In $ millions)
Demerger obligations (Note 21)	29	23
Divestiture obligations (Note 21)	15	12
Active sites	12	13
US Superfund sites	11	11
Other environmental remediation liabilities	2	2
Total	69	61

Remediation
Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, demerger, orphan or US Superfund sites (as defined below). In addition, as part of the demerger agreement between the Company and Hoechst AG ("Hoechst"), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company (Note 21). Certain of these sites, at which the Company maintains continuing involvement, were and continue to be designated as discontinued operations when closed. The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given period.
The Company did not record any insurance recoveries during 2020 or have any receivables for insurance recoveries related to these matters as of December 31, 2020.
German InfraServ Entities
The Company's InfraServ Entities (Note 7) are liable for any residual contamination and other pollution because they own the real estate on which the individual facilities operate. In addition, Hoechst, and its legal successors, as the responsible party under German public law, is liable to third parties for all environmental damage that occurred while it was still the owner of the plants and real estate (Note 21). The contribution agreements entered into in 1997 between Hoechst and the respective operating companies, as part of the divestiture of these companies, provide that the operating companies will indemnify Hoechst, and its legal successors, against environmental liabilities resulting from the transferred businesses. Additionally, the InfraServ Entities have agreed to indemnify Hoechst, and its legal successors, against any environmental liability arising out of or in connection with environmental pollution of any site.
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
The Company's ownership interest and environmental liability participation percentages for such liabilities, which cannot be attributed to an InfraServ partner are as follows:

	As of December 31, 2020
	Ownership	Liability	Reserves(1)
	(In percentages)		(In $ millions)
InfraServ GmbH & Co. Gendorf KG	30	10	11
InfraServ GmbH & Co. Hoechst KG	31	40	76
YNCORIS GmbH & Co. KG(2)	22	22	1
______________________________
(1)Gross reserves maintained by the respective entity.
(2)Formerly known as InfraServ GmbH & Co. Knapsack KG.

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
15. Stockholders' Equity
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
On January 28, 2021, the Company declared a quarterly cash dividend of $0.68 per share on its Common Stock amounting to $78 million. The cash dividend will be paid on February 23, 2021 to holders of record as of February 9, 2021.

Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Year Ended December 31,				Total From February 2008 Through December 31, 2020
	2020	2019	2018
Shares repurchased	5,889,073	9,166,267	7,933,692	(1)	62,768,051
Average purchase price per share	$110.41	$109.10	$103.01		$76.52
Amount spent on repurchased shares (in millions)	$650	$1,000	$817		$4,803
Aggregate Board of Directors repurchase authorizations during the period (in millions)	$500	$1,500	$—		$5,866
______________________________
(1)Excludes 1,700 common shares reacquired pursuant to an employee clawback agreement.
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.
Other Comprehensive Income (Loss), Net

	Year Ended December 31,
	2020			2019			2018
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation	(4)	(4)	(8)	(10)	(6)	(16)	(65)	5	(60)
Gain (loss) on cash flow hedges	(26)	8	(18)	(38)	8	(30)	(12)	2	(10)
Pension and postretirement benefits	(2)	—	(2)	(6)	(1)	(7)	1	(1)	—
Total	(32)	4	(28)	(54)	1	(53)	(76)	6	(70)

Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges (Note 19)	Pension and Postretirement Benefits Gain (Loss) (Note 13)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2017	(176)	2	(3)	(177)
Other comprehensive income (loss) before reclassifications	(65)	(11)	1	(75)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Income tax (provision) benefit	5	2	(1)	6
As of December 31, 2018	(236)	(8)	(3)	(247)
Other comprehensive income (loss) before reclassifications	(10)	(36)	(6)	(52)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	—	(2)
Income tax (provision) benefit	(6)	8	(1)	1
As of December 31, 2019	(252)	(38)	(10)	(300)
Other comprehensive income (loss) before reclassifications	(4)	(28)	(2)	(34)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	2
Income tax (provision) benefit	(4)	8	—	4
As of December 31, 2020	(260)	(56)	(12)	(328)
16. Other (Charges) Gains, Net

	Year Ended December 31,
	2020	2019	2018
	(In $ millions)
Restructuring (Note 4)	(20)	(23)	(4)
Asset impairments (Note 4)	(31)	(83)	—
Plant/office closures	7	(4)	13
Commercial disputes	6	(4)	—
European Commission investigation	(2)	(89)	—
Other	1	—	—
Total	(39)	(203)	9
2020
During the year ended December 31, 2020, the Company recorded $20 million of employee termination benefits primarily related to Company-wide business optimization projects.
During the year ended December 31, 2020, the Company recorded a $26 million long-lived asset impairment loss related to certain fixed assets used in compounding operations at its facilities in Kaiserslautern, Germany; Wehr, Germany and Ferrara Marconi, Italy (Note 4). In addition, during the year ended December 31, 2020, the Company recorded a $4 million long-lived asset impairment loss related to the closure of its manufacturing operations in Lebanon, Tennessee. The long-lived asset impairment losses were measured at the date of impairment to write-down the related property, plant and equipment to fair value and were included in the Company's Engineered Materials segment.
During the year ended December 31, 2020, the Company recorded a $6 million gain within plant/office closures related to receipt of a non-income tax credit from Nanjing, China, which was included in the Company's Acetyl Chain segment.

During the year ended December 31, 2020, the Company recorded a $6 million gain within commercial disputes, primarily related to the receipt of a settlement claim from a previous acquisition that was included within the Company's Engineered Materials segment.
2019
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
During the year ended December 31, 2019, the Company recorded a reserve of $89 million as a result of information learned from the European Commission's investigation of certain past ethylene purchases, which was included within the Other Activities segment (Note 21).
2018
During the year ended December 31, 2018, the Company recorded a $13 million gain within plant/office closures related to a non-income tax receivable refund from Nanjing, China, in its Acetyl Chain segment.
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetate Tow	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2018	—	2	2	—	4
Additions	10	4	1	9	24
Cash payments	(5)	(3)	(2)	(4)	(14)
Other changes	—	—	(1)	—	(1)
As of December 31, 2019	5	3	—	5	13
Additions	12	—	1	10	23
Cash payments	(7)	(2)	(1)	(12)	(22)
Other changes	(2)	—	—	(1)	(3)
As of December 31, 2020	8	1	—	2	11

17. Income Taxes
In response to COVID-19, various global taxing authorities passed or are considering relief initiatives to aid taxpayers from an effective tax rate or cash flow perspective. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in the US in response to the global pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits. The Company does not currently expect the CARES Act to have a material impact on its tax expense. In Germany, the Company was approved for a deferral of corporate income tax payments for 2020. In December 2020, the US Congress approved an additional relief package that included individual relief payments, enhanced the employee retention credit, extended certain corporate tax credits including the carbon recapture credit, and extended certain sunsetting corporate tax provisions. The Company does not expect the additional relief package to have a material impact on current or future income tax expense. The Company will continue to monitor global legislative and regulatory developments related to COVID-19 and will record the associated tax impacts as discrete events in the periods the guidance is finalized, or the Company is able to estimate an impact.
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The US Treasury has issued various final and proposed regulatory packages supplementing the TCJA provisions since 2018, which the Company does not expect to have a material impact on current or future income tax expense. The Company will continue to monitor the expected impacts on the Company's filing positions and will record the impacts as discrete income tax expense adjustments in the period that the guidance is finalized or becomes effective.
Income Tax Provision
Earnings (loss) from continuing operations before tax by jurisdiction are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In $ millions)
US	1,530	252	480
International	721	736	1,030
Total	2,251	988	1,510
The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(In $ millions)
Current
US	13	(8)	(184)
International	126	149	143
Total	139	141	(41)
Deferred
US	308	1	314
International	(200)	(18)	19
Total	108	(17)	333
Total	247	124	292

A reconciliation of the significant differences between the US federal statutory tax rate of 21% and the effective income tax rate on income from continuing operations is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In $ millions, except percentages)
Income tax provision computed at US federal statutory tax rate	473	208	317
Change in valuation allowance	(1)	(47)	94
Equity income and dividends	(54)	(38)	(48)
(Income) expense not resulting in tax impact, net	(46)	(9)	(51)
US tax effect of foreign earnings and dividends	65	85	25
Foreign tax credits	(51)	(76)	(20)
Other foreign tax rate differentials	7	4	17
Legislative changes	1	(3)	(59)
State income taxes, net of federal benefit	4	6	4
Recognition of basis differences in investments in affiliates	(14)	—	—
Asset transfers between wholly owned foreign affiliates	(170)	—	—
Other, net	33	(6)	13
Income tax provision (benefit)	247	124	292

Effective income tax rate	11%	13%	19%
On October 9, 2020, the Company completed the sale of its 45% joint venture equity interest in Polyplastics (see Note 7). The tax gain on this disposal was less than the related gain for financial reporting purposes due to basis differences. In November 2020, the Company relocated certain tangible and intangible assets in response to various geopolitical risks in certain regions in which it operates. The transfer of these assets between wholly owned foreign affiliates in this reorganization generated a deferred tax benefit of approximately $170 million. Included in the Other, net line in the effective income tax rate reconciliation above are charges of approximately $40 million related to changes in uncertain tax positions and impacts of amended tax return filings.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities are as follows:

	As of December 31,
	2020	2019
	(In $ millions)
Deferred Tax Assets
Pension and postretirement obligations	132	140
Accrued expenses	32	57
Inventory	12	11
Net operating loss carryforwards	535	506
Tax credit carryforwards	247	273
Other	322	227
Subtotal	1,280	1,214
Valuation allowance(1)	(748)	(714)
Total	532	500
Deferred Tax Liabilities
Depreciation and amortization	256	411
Investments in affiliates	402	192
Other	124	58
Total	782	661
Net deferred tax assets (liabilities)	(250)	(161)
______________________________
(1)Includes deferred tax asset valuation allowances for the Company's deferred tax assets in the US, Luxembourg, Spain, China, the United Kingdom, Mexico, Canada and France. These valuation allowances relate primarily to net operating loss carryforward benefits and other net deferred tax assets, all of which may not be realizable.
As a result of the TCJA, US federal and state income taxes have been recorded on undistributed foreign earnings accumulated from 1986 through 2017. The Company's previously taxed income for its foreign subsidiaries significantly exceeds its offshore cash balances. The Company has not recorded a deferred tax liability for foreign withholding or other foreign local tax that would be due when cash is actually repatriated to the US because those foreign earnings are considered permanently reinvested in the business or may be remitted substantially free of any additional local taxes. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.
Tax Carryforwards
•Net Operating Loss Carryforwards
As of December 31, 2020, the Company had available US federal net operating loss carryforwards of $28 million that are subject to limitation. These net operating loss carryforwards begin to expire in 2022. As of December 31, 2020, the Company also had available state net operating loss carryforwards, net of federal tax impact, of $28 million, $22 million of which are offset by a valuation allowance due to uncertain recoverability. The Company also has foreign net operating loss carryforwards available as of December 31, 2020 of $2.0 billion primarily for Luxembourg, Spain, China, Mexico and Canada, with various expiration dates. Net operating loss carryforwards of $140 million in China are scheduled to expire beginning in 2021 through 2025. Net operating losses in most other foreign jurisdictions do not have an expiration date.

•Tax Credit Carryforwards
The Company had available $224 million of foreign tax credit carryforwards, which are fully offset by a valuation allowance due to uncertain recoverability and $18 million of alternative minimum tax credit carryforwards in the US. The foreign tax credit carryforwards are subject to a ten-year carryforward period and expire beginning in 2027. The alternative minimum tax credits are subject to annual limitation due to prior ownership changes but have an unlimited carryforward period and can be used to offset federal tax liability in future years.
The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is necessary. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in the applicable carryback or carryforward periods. Changes in the Company's estimates of future taxable income and prudent and feasible tax planning strategies will affect the estimate of the realization of the tax benefits of these foreign tax credit carryforwards. As such, the Company is currently evaluating tax planning strategies to enable use of the foreign tax credit carryforwards that may decrease the Company's effective tax rate in future periods as the valuation allowance is reversed.
Uncertain Tax Positions
Activity related to uncertain tax positions is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In $ millions)
As of the beginning of the year	134	162	119
Increases in tax positions for the current year	18	1	61
Increases in tax positions for prior years(1)	26	37	4
Decreases in tax positions for prior years	(13)	(41)	(21)
Decreases due to settlements	—	(25)	(1)
As of the end of the year	165	134	162

Total uncertain tax positions that if recognized would impact the effective tax rate	182	132	154
Total amount of interest expense (benefit) and penalties recognized in the consolidated statements of operations(2)	6	5	1
Total amount of interest expense and penalties recognized in the consolidated balance sheets	54	45	38
______________________________
(1)Includes the impact on uncertain tax positions for the year ended December 31, 2019 due to the closure of federal income tax audits for the years 2009 through 2012.
(2)This amount reflects interest on uncertain tax positions and release of certain tax positions as a result of an audit closure that was reflected in the consolidated statements of operations.
The increase in uncertain tax positions for the year ended December 31, 2020 was primarily due to increases in foreign tax positions.
The Company primarily operates in the US, Germany, Belgium, Canada, China, Italy, Mexico and Singapore. Examinations are ongoing in a number of these jurisdictions. The Company's US tax returns for the years 2013 through 2015 are currently under joint examination by the US, German and Dutch taxing authorities. The examinations are in the preliminary data gathering phase. The Company's German tax returns for the years 2008 through 2015 are under audit as well as certain of the Company's other subsidiaries within their respective jurisdictions. While it is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of one or more of these audits, the Company is unable to estimate the amount of any such change.

18. Leases
The components of lease expense are as follows:

	Year Ended December 31,		Statement of Operations Classification
	2020	2019
	(In $ millions)
Lease Cost
Operating lease cost	40	39	Cost of sales / Selling, general and administrative expenses
Short-term lease cost	24	23	Cost of sales / Selling, general and administrative expenses
Variable lease cost	11	8	Cost of sales / Selling, general and administrative expenses
Finance lease cost
Amortization of leased assets	18	19	Cost of sales
Interest on lease liabilities	15	18	Interest expense
Total net lease cost	108	107
Supplemental consolidated balance sheet information related to leases is as follows:

	As of December 31,		Balance Sheet Classification
	2020	2019
	(In $ millions)
Leases
Assets
Operating lease assets	232	203	Operating lease ROU assets
Finance lease assets	148	83	Property, plant and equipment, net
Total leased assets	380	286

Liabilities
Current
Operating	36	29	Current Other liabilities
Finance	30	26	Short-term borrowings and current installments of long-term debt
Noncurrent
Operating	208	181	Operating lease liabilities
Finance	171	118	Long-term debt
Total lease liabilities	445	354

	As of December 31,
	2020	2019
Weighted-Average Remaining Lease Term (years)
Operating leases	13.8	15.0
Finance leases	9.6	6.9

Weighted-Average Discount Rate
Operating leases	2.1%	2.7%
Finance leases	7.1%	11.5%

Supplemental consolidated cash flow information related to leases is as follows:

	Year Ended December 31,
	2020	2019
	(In $ millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	37	36
Operating cash flows from finance leases	15	19
Financing cash flows from finance leases	29	23

ROU assets obtained in exchange for finance lease liabilities (Note 22)	78	—
ROU assets obtained in exchange for operating lease liabilities	58	11
Maturities of lease liabilities are as follows:

	As of December 31, 2020
	Operating Leases	Finance Leases
	(In $ millions)
2021	41	43
2022	37	36
2023	31	31
2024	25	28
2025	21	24
Later years	125	122
Total lease payments	280	284
Less amounts representing interest	(36)	(83)
Total lease obligations	244	201
As of December 31, 2020, there was one financing lease commitment that has not yet commenced of approximately $33 million that is contracted to begin in June 2022 with a lease term of 10 years. There were no additional operating leases that have not yet commenced.
19. Derivative Financial Instruments
Derivatives Designated As Hedges
Cash Flow Hedges
The total notional amount of the forward-starting interest rate swap designated as a cash flow hedge is as follows:

	As of December 31,
	2020	2019
	(In $ millions)
Total	400	400

Net Investment Hedges
The total notional amount of foreign currency denominated debt designated as a net investment hedge of net investments in foreign operations are as follows:

	As of December 31,
	2020	2019
	(In € millions)
Total	1,358	1,578
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Each of the contracts included in the table below will have approximately offsetting effects from actual underlying payables, receivables, intercompany loans or other assets or liabilities subject to foreign exchange remeasurement. The total US dollar equivalents of net foreign exchange exposure related to (short) long foreign exchange forward contracts outstanding by currency are as follows:

2021 Maturity
(In $ millions)
Currency
Brazilian real	(13)
British pound sterling	(91)
Canadian dollar	(8)
Chinese yuan	(117)
Euro	(19)
Hungarian forint	13
Indonesian rupiah	(7)
Korean won	13
Mexican peso	(28)
Singapore dollar	21
Swedish krona	(11)
Swiss franc	(24)
Total	(271)
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of December 31,
	2020	2019
	(In $ millions)
Total	546	692
Hedging activity for foreign currency forwards, commodity swaps and interest rate swaps is as follows:

	Year Ended December 31,			Statement of Operations Classification
	2020	2019	2018
	(In $ millions)
Hedging activities	(5)	2	1	Cost of sales; Interest expense

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Recognized in Earnings (Loss)			Statement of Operations Classification
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	13	(5)	(2)	(4)	2	1	Cost of sales
Interest rate swaps	(41)	(30)	(10)	—	—	—	Interest expense
Foreign currency forwards	(1)	—	1	(1)	—	—	Cost of sales
Total	(29)	(35)	(11)	(5)	2	1

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 12)	(81)	37	51	—	—	—	N/A
Cross-currency swaps (Note 12)	(26)	3	—	—	—	—	N/A
Total	(107)	40	51	—	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	—	(8)	(3)	13	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	—	(8)	(3)	13
See Note 20 for additional information regarding the fair value of the Company's derivative instruments.
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
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the consolidated balance sheets is as follows:

	As of December 31,
	2020	2019
	(In $ millions)
Derivative Assets
Gross amount recognized	26	16
Gross amount offset in the consolidated balance sheets	2	1
Net amount presented in the consolidated balance sheets	24	15
Gross amount not offset in the consolidated balance sheets	11	8
Net amount	13	7

	As of December 31,
	2020	2019
	(In $ millions)
Derivative Liabilities
Gross amount recognized	123	59
Gross amount offset in the consolidated balance sheets	2	1
Net amount presented in the consolidated balance sheets	121	58
Gross amount not offset in the consolidated balance sheets	11	8
Net amount	110	50
20. Fair Value Measurements
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

	Fair Value Measurement						Balance Sheet Classification
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2020	2019	2020	2019	2020	2019
	(In $ millions)
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	—	2	—	2	—	Current Other assets
Commodity swaps	—	—	8	—	8	—	Noncurrent Other assets
Designated as Net Investment Hedges
Cross-currency swaps	—	—	13	13	13	13	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	—	1	2	1	2	Current Other assets
Total assets	—	—	24	15	24	15
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	—	—	(4)	—	(4)	Current Other liabilities
Commodity swaps	—	—	(1)	(3)	(1)	(3)	Noncurrent Other liabilities
Interest rate swaps	—	—	(81)	—	(81)	—	Current Other liabilities
Interest rate swaps	—	—	—	(40)	—	(40)	Noncurrent Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	—	(1)	(1)	(1)	(1)	Current Other liabilities
Cross-currency swaps	—	—	(33)	(7)	(33)	(7)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(5)	(3)	(5)	(3)	Current Other liabilities
Total liabilities	—	—	(121)	(58)	(121)	(58)
Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

			Fair Value Measurement
	Carrying Amount		Significant Other Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	As of December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
	(In $ millions)
Equity investments without readily determinable fair values	171	170	—	—	—	—	—	—
Insurance contracts in nonqualified trusts	30	35	31	35	—	—	31	35
Long-term debt, including current installments of long-term debt	3,671	3,455	3,644	3,456	201	143	3,845	3,599
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
As of December 31, 2020 and 2019, the fair values of cash and cash equivalents, receivables, marketable securities, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
21. Commitments and Contingencies
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
The Company has accrued for all probable and reasonably estimable losses associated with all known matters or claims. These known obligations include the following:
•Demerger Obligations
In connection with the Hoechst demerger, the Company agreed to indemnify Hoechst, and its legal successors, for various liabilities under the demerger agreement, including for environmental liabilities associated with contamination arising either from environmental damage in general ("Category A") or under 19 divestiture agreements entered into by Hoechst prior to the demerger ("Category B") (Note 14).
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of December 31, 2020 are $96 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
•Divestiture Obligations
The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to significant risk (Note 14).
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $116 million as of December 31, 2020. Other agreements do not provide for any monetary or time limitations.

Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of December 31, 2020, the Company had unconditional purchase obligations of $3.4 billion, which extend through 2042.
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
European Commission Investigation
In May 2017, the Company learned that the European Commission had opened a competition law investigation involving certain subsidiaries of the Company with respect to certain past ethylene purchases. Based on information learned from the European Commission regarding its investigation, Celanese recorded a reserve of $89 million in 2019, which was included within the Company's Other Activities segment. On July 14, 2020, Celanese reached a final settlement with the European Commission in respect of this matter of $92 million, which was included in Current Other liabilities as of December 31, 2020. The Company paid this settlement in full on January 12, 2021.
22. Supplemental Cash Flow Information

	Year Ended December 31,
	2020	2019	2018
	(In $ millions)
Interest paid, net of amounts capitalized	120	118	133
Taxes paid, net of refunds	167	157	100
Noncash Investing and Financing Activities
Accrued treasury stock repurchases	—	4	13
Finance lease obligations (Note 18)	78	—	—
Accrued capital expenditures	(16)	20	(4)
Asset retirement obligations	5	6	(7)

23. Segment Information
Business Segments
The Company operates through business segments according to the nature and economic characteristics of its products and customer relationships, as well as the manner in which the information is used internally by the Company's key decision maker, who is the Company's Chief Executive Officer.
The Company's business segments are as follows:
•Engineered Materials
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
•Acetate Tow
The Company's Acetate Tow segment serves consumer-driven applications and is a leading global producer and supplier of acetate tow and acetate flake, primarily used in filter products applications.
•Acetyl Chain
The Company's Acetyl Chain segment includes the integrated chain of intermediate chemistry, emulsion polymers, ethylene vinyl acetate ("EVA") polymers and redispersible powders ("RDP") businesses. The Company's intermediate chemistry business produces and supplies acetyl products, including acetic acid, vinyl acetate monomer, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and pharmaceuticals. It also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products. The Company's emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. The Company's EVA polymers business is a leading North American manufacturer of a full range of specialty EVA resins and compounds, as well as select grades of low-density polyethylene. The Company's EVA polymers products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, automotive parts and carpeting. The Company's RDP business is a leading producer of products that have applications in a number of building and construction applications including flooring, plasters, insulation, tiling and waterproofing.
•Other Activities
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
Sales transactions between business segments are generally recorded at values that approximate third-party selling prices.

	Engineered Materials	Acetate Tow	Acetyl Chain		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Year Ended December 31, 2020
Net sales	2,081	519	3,147	(1)	—	(92)	5,655
Other (charges) gains, net (Note 16)	(36)	(1)	7		(9)	—	(39)
Operating profit (loss)	235	118	563		(252)	—	664
Equity in net earnings (loss) of affiliates	115	—	5		14	—	134
Gain (loss) on sale of investments in affiliates (Note 7)	1,408	—	—		—	—	1,408
Depreciation and amortization	134	36	163		17	—	350
Capital expenditures	106	37	171		34	—	348	(2)
	As of December 31, 2020
Goodwill and intangible assets, net	1,030	154	301		—	—	1,485
Total assets	3,990	975	3,930		2,014	—	10,909
	Year Ended December 31, 2019
Net sales	2,386	636	3,392	(1)	—	(117)	6,297
Other (charges) gains, net (Note 16)	5	(88)	(3)		(117)	—	(203)
Operating profit (loss)	446	52	678		(342)	—	834
Equity in net earnings (loss) of affiliates	168	—	4		10	—	182
Depreciation and amortization	131	45	161		15	—	352
Capital expenditures	104	43	208		35	—	390	(2)
	As of December 31, 2019
Goodwill and intangible assets, net	999	153	234		—	—	1,386
Total assets	4,125	977	3,489		885	—	9,476
	Year Ended December 31, 2018
Net sales	2,593	649	4,042	(1)	—	(129)	7,155
Other (charges) gains, net (Note 16)	—	(2)	11		—	—	9
Operating profit (loss)	460	130	1,024		(280)	—	1,334
Equity in net earnings (loss) of affiliates	218	—	6		9	—	233
Depreciation and amortization	126	58	148		11	—	343
Capital expenditures	105	29	182		17	—	333	(2)
______________________________
(1)Includes intersegment sales of $92 million, $117 million and $129 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)Includes a decrease in accrued capital expenditures of $16 million, an increase in accrued capital expenditures of $20 million and a decrease in accrued capital expenditures of $4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Geographical Area Information
The Net sales to external customers based on geographic location are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In $ millions)
Belgium	274	259	261
Canada	68	75	115
China	888	859	1,070
Germany	1,837	2,132	2,335
Mexico	200	244	307
Singapore	627	787	997
Switzerland	81	—	—
US	1,490	1,713	1,769
Other	190	228	301
Total	5,655	6,297	7,155
Property, plant and equipment, net based on the geographic location of the Company's facilities is as follows:

	As of December 31,
	2020	2019
	(In $ millions)
Belgium	60	55
Canada	99	105
China	406	316
Germany	914	866
Mexico	57	57
Singapore	76	80
US	2,155	2,095
Other	172	139
Total	3,939	3,713
24. Revenue Recognition
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

Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In $ millions)
Engineered Materials
North America	577	735	770
Europe and Africa	906	1,047	1,216
Asia-Pacific	534	533	532
South America	64	71	75
Total	2,081	2,386	2,593

Acetate Tow
North America	92	125	133
Europe and Africa	273	258	260
Asia-Pacific	142	224	217
South America	12	29	39
Total	519	636	649

Acetyl Chain
North America	1,014	1,079	1,145
Europe and Africa	1,019	1,098	1,236
Asia-Pacific	951	1,013	1,411
South America	71	85	121
Total(1)	3,055	3,275	3,913
______________________________
(1)Excludes intersegment sales of $92 million, $117 million and $129 million for the years ended December 31, 2020, 2019 and 2018 respectively.
25. Earnings (Loss) Per Share

	Year Ended December 31,
	2020	2019	2018
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	1,997	858	1,212
Earnings (loss) from discontinued operations	(12)	(6)	(5)
Net earnings (loss)	1,985	852	1,207

Weighted average shares - basic	117,817,445	123,925,697	134,305,269
Incremental shares attributable to equity awards(1)	663,931	726,062	1,111,589
Weighted average shares - diluted	118,481,376	124,651,759	135,416,858
______________________________
(1)Excludes 4,313, 45 and 0 equity award shares for the years ended December 31, 2020, 2019 and 2018, respectively, as their effect would have been antidilutive.