Form 10-Q
period 2021-03-31
Celanese Corp
filed 2021-04-23
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2021
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

Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of April 16, 2021 was 112,632,560.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended March 31, 2021

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020
	(In $ millions, except share and per share data)
Net sales	1,798	1,460
Cost of sales	(1,313)	(1,112)
Gross profit	485	348
Selling, general and administrative expenses	(137)	(125)
Amortization of intangible assets	(6)	(5)
Research and development expenses	(20)	(17)
Other (charges) gains, net	6	(6)
Foreign exchange gain (loss), net	3	(1)
Gain (loss) on disposition of businesses and assets, net	(5)	—
Operating profit (loss)	326	194
Equity in net earnings (loss) of affiliates	29	57
Non-operating pension and other postretirement employee benefit (expense) income	38	28
Interest expense	(25)	(28)
Interest income	1	2
Dividend income - equity investments	42	37
Other income (expense), net	(2)	2
Earnings (loss) from continuing operations before tax	409	292
Income tax (provision) benefit	(85)	(65)
Earnings (loss) from continuing operations	324	227
Earnings (loss) from operation of discontinued operations	(1)	(7)
Income tax (provision) benefit from discontinued operations	—	—
Earnings (loss) from discontinued operations	(1)	(7)
Net earnings (loss)	323	220
Net (earnings) loss attributable to noncontrolling interests	(1)	(2)
Net earnings (loss) attributable to Celanese Corporation	322	218
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	323	225
Earnings (loss) from discontinued operations	(1)	(7)
Net earnings (loss)	322	218
Earnings (loss) per common share - basic
Continuing operations	2.85	1.89
Discontinued operations	(0.01)	(0.06)
Net earnings (loss) - basic	2.84	1.83
Earnings (loss) per common share - diluted
Continuing operations	2.83	1.88
Discontinued operations	(0.01)	(0.06)
Net earnings (loss) - diluted	2.82	1.82
Weighted average shares - basic	113,511,369	119,251,689
Weighted average shares - diluted	114,028,145	119,899,844

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2021	2020
	(In $ millions)
Net earnings (loss)	323	220
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(4)	(2)
Gain (loss) on cash flow hedges	34	(39)
Pension and postretirement benefits	(4)	—
Total other comprehensive income (loss), net of tax	26	(41)
Total comprehensive income (loss), net of tax	349	179
Comprehensive (income) loss attributable to noncontrolling interests	(1)	(2)
Comprehensive income (loss) attributable to Celanese Corporation	348	177

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2021	As of December 31, 2020
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	791	955
Trade receivables - third party and affiliates	959	792
Non-trade receivables, net	551	450
Inventories	1,025	978
Marketable securities	331	533
Other assets	53	55
Total current assets	3,710	3,763
Investments in affiliates	796	820
Property, plant and equipment (net of accumulated depreciation - 2021: $3,309; 2020: $3,279)	3,876	3,939
Operating lease right-of-use assets	221	232
Deferred income taxes	255	259
Other assets	456	411
Goodwill	1,134	1,166
Intangible assets, net	308	319
Total assets	10,756	10,909
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	497	496
Trade payables - third party and affiliates	906	797
Other liabilities	489	680
Income taxes payable	43	—
Total current liabilities	1,935	1,973
Long-term debt, net of unamortized deferred financing costs	3,135	3,227
Deferred income taxes	530	509
Uncertain tax positions	255	240
Benefit obligations	616	643
Operating lease liabilities	187	208
Other liabilities	191	214
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2021 and 2020: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2021: 169,699,069 issued and 112,632,584 outstanding; 2020: 169,402,979 issued and 114,168,464 outstanding)	—	—
Treasury stock, at cost (2021: 57,066,485 shares; 2020: 55,234,515 shares)	(4,744)	(4,494)
Additional paid-in capital	253	257
Retained earnings	8,335	8,091
Accumulated other comprehensive income (loss), net	(302)	(328)
Total Celanese Corporation stockholders' equity	3,542	3,526
Noncontrolling interests	365	369
Total equity	3,907	3,895
Total liabilities and equity	10,756	10,909

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	2021		2020
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	114,168,464	—	119,555,207	—
Purchases of treasury stock	(1,831,970)	—	(1,709,431)	—
Stock awards	296,090	—	383,122	—
Balance as of the end of the period	112,632,584	—	118,228,898	—
Treasury Stock
Balance as of the beginning of the period	55,234,515	(4,494)	49,417,965	(3,846)
Purchases of treasury stock, including related fees	1,831,970	(250)	1,709,431	(150)
Balance as of the end of the period	57,066,485	(4,744)	51,127,396	(3,996)
Additional Paid-In Capital
Balance as of the beginning of the period		257		254
Stock-based compensation, net of tax		(4)		(12)
Balance as of the end of the period		253		242
Retained Earnings
Balance as of the beginning of the period		8,091		6,399
Net earnings (loss) attributable to Celanese Corporation		322		218
Common stock dividends		(78)		(74)
Balance as of the end of the period		8,335		6,543
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(328)		(300)
Other comprehensive income (loss), net of tax		26		(41)
Balance as of the end of the period		(302)		(341)
Total Celanese Corporation stockholders' equity		3,542		2,448
Noncontrolling Interests
Balance as of the beginning of the period		369		391
Net earnings (loss) attributable to noncontrolling interests		1		2
Distributions to noncontrolling interests		(5)		(5)
Balance as of the end of the period		365		388
Total equity		3,907		2,836

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
	(In $ millions)
Operating Activities
Net earnings (loss)	323	220
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	1	4
Depreciation, amortization and accretion	91	86
Pension and postretirement net periodic benefit cost	(34)	(25)
Pension and postretirement contributions	(12)	(12)
Deferred income taxes, net	11	(7)
(Gain) loss on disposition of businesses and assets, net	5	—
Stock-based compensation	12	10
Undistributed earnings in unconsolidated affiliates	6	(11)
Other, net	3	4
Operating cash provided by (used in) discontinued operations	(1)	5
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(184)	(11)
Inventories	(62)	(11)
Other assets	(103)	42
Trade payables - third party and affiliates	156	1
Other liabilities	(96)	(36)
Net cash provided by (used in) operating activities	116	259
Investing Activities
Capital expenditures on property, plant and equipment	(92)	(119)
Proceeds from sale of marketable securities	200	—
Other, net	(10)	(9)
Net cash provided by (used in) investing activities	98	(128)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	2	(39)
Proceeds from short-term borrowings	—	300
Repayments of long-term debt	(7)	(9)
Purchases of treasury stock, including related fees	(267)	(167)
Common stock dividends	(78)	(74)
Distributions to noncontrolling interests	(5)	(5)
Other, net	(16)	(22)
Net cash provided by (used in) financing activities	(371)	(16)
Exchange rate effects on cash and cash equivalents	(7)	(8)
Net increase (decrease) in cash and cash equivalents	(164)	107
Cash and cash equivalents as of beginning of period	955	463
Cash and cash equivalents as of end of period	791	570

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
Definitions
In this Quarterly Report on Form 10-Q ("Quarterly Report"), the term "Celanese" refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The term "Celanese U.S." refers to the Company's subsidiary, Celanese U.S. Holdings LLC, a Delaware limited liability company, and not its subsidiaries.
Basis of Presentation
The unaudited interim consolidated financial statements for the three months ended March 31, 2021 and 2020 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 2020, filed on February 11, 2021 with the SEC as part of the Company's Annual Report on Form 10-K.
Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire year.
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
Estimates and Assumptions
The preparation of unaudited interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of Net sales, expenses and allocated charges during the reporting period. Significant estimates pertain to impairments of goodwill, intangible assets and other long-lived assets, purchase price allocations, restructuring costs and other (charges) gains, net, income taxes, pension and other postretirement benefits, asset retirement obligations, environmental liabilities and loss contingencies, among others. Actual results could differ from those estimates.
2. Recent Accounting Pronouncements
The following table provides a brief description of recent Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"):

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting.	The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.	March 12, 2020 through December 31, 2022.	The Company has completed its assessment, and the adoption of the new guidance did not have a material impact to the Company.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes.	The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in FASB Accounting Standards Codification Topic 740, Income Taxes ("Topic 740"). The guidance also clarifies and amends existing guidance under Topic 740.	January 1, 2021.	The Company adopted the new guidance effective January 1, 2021. The adoption of the new guidance did not have a material impact to the Company.

3. Acquisitions, Dispositions and Plant Closures
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
The exit and shutdown costs related to the Forli, Italy consolidation were as follows:

Three Months Ended March 31, 2021
(In $ millions)
Accelerated depreciation expense	2
Plant/office closures(1)	(9)
Total	(7)
______________________________
(1)Included in Other (charges) gains, net in the unaudited interim consolidated statement of operations (Note 12).
The Company expects to incur additional exit and shutdown costs related to the Forli, Italy consolidation of approximately $22 million through 2022.

4. Inventories

	As of March 31, 2021	As of December 31, 2020
	(In $ millions)
Finished goods	666	653
Work-in-process	75	74
Raw materials and supplies	284	251
Total	1,025	978
5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetate Tow	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2020	768	149	249	1,166
Exchange rate changes	(22)	—	(10)	(32)
As of March 31, 2021(1)	746	149	239	1,134
______________________________
(1)There were no accumulated impairment losses as of March 31, 2021.
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2020	44	724	45	56	869
Exchange rate changes	—	(21)	—	—	(21)
As of March 31, 2021	44	703	45	56	848
Accumulated Amortization
As of December 31, 2020	(38)	(555)	(40)	(39)	(672)
Amortization	—	(4)	(2)	—	(6)
Exchange rate changes	—	17	2	—	19
As of March 31, 2021	(38)	(542)	(40)	(39)	(659)
Net book value	6	161	5	17	189
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2020	122
Exchange rate changes	(3)
As of March 31, 2021	119
During the three months ended March 31, 2021, the Company did not renew or extend any intangible assets.

Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2022	21
2023	19
2024	18
2025	18
2026	18
6. Current Other Liabilities

	As of March 31, 2021	As of December 31, 2020
	(In $ millions)
Asset retirement obligations	8	10
Benefit obligations (Note 9)	27	27
Customer rebates	42	53
Derivatives (Note 14)	52	87
Environmental (Note 10)	12	11
Insurance	5	5
Interest	25	29
Legal (Note 16)	15	107
Operating leases	36	36
Restructuring (Note 12)	10	11
Salaries and benefits	98	121
Sales and use tax/foreign withholding tax payable	117	140
Other	42	43
Total	489	680
7. Noncurrent Other Liabilities

	As of March 31, 2021	As of December 31, 2020
	(In $ millions)
Asset retirement obligations	13	10
Deferred proceeds	45	47
Deferred revenue (Note 18)	4	4
Derivatives (Note 14)	14	34
Environmental (Note 10)	54	58
Insurance	34	33
Other	27	28
Total	191	214

8. Debt

	As of March 31, 2021	As of December 31, 2020
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	431	431
Short-term borrowings, including amounts due to affiliates(1)	66	65
Total	497	496
______________________________
(1)The weighted average interest rate was 0.6% and 0.6% as of March 31, 2021 and December 31, 2020, respectively.

	As of March 31, 2021	As of December 31, 2020
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2021, interest rate of 5.875%	400	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	878	919
Senior unsecured notes due 2024, interest rate of 3.500%	499	499
Senior unsecured notes due 2025, interest rate of 1.250%	351	368
Senior unsecured notes due 2027, interest rate of 2.125%	583	610
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	166	166
Bank loans due at various dates through 2026(1)	7	8
Obligations under finance leases due at various dates through 2054	194	201
Subtotal	3,578	3,671
Unamortized debt issuance costs(2)	(12)	(13)
Current installments of long-term debt	(431)	(431)
Total	3,135	3,227
______________________________
(1)The weighted average interest rate was 1.3% and 1.3% as of March 31, 2021 and December 31, 2020, respectively.
(2)Related to the Company's long-term debt, excluding obligations under finance leases.
Senior Credit Facilities
The Company has a senior credit agreement (the "Credit Agreement") consisting of a $1.25 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2024. The Credit Agreement is guaranteed by Celanese, Celanese U.S. and domestic subsidiaries together representing substantially all of the Company's U.S. assets and business operations ("the Subsidiary Guarantors"). The Subsidiary Guarantors are listed in Exhibit 22.1 to this Quarterly Report.

The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of March 31, 2021
(In $ millions)
Revolving Credit Facility
Available for borrowing(1)	1,250
______________________________
(1)The margin for borrowings under the senior unsecured revolving credit facility was 1.5% above LIBOR or EURIBOR at current Company credit ratings.
Senior Notes
The Company has outstanding senior unsecured notes, issued in public offerings registered under the Securities Act of 1933 ("Securities Act"), as amended (collectively, the "Senior Notes"). The Senior Notes were issued by Celanese U.S. and are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors. Celanese U.S. may redeem some or all of each of the Senior Notes, prior to their respective maturity dates, at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the applicable indenture, plus accrued and unpaid interest, if any, to the redemption date.
Accounts Receivable Securitization Facility
In July 2020, the Company entered into an amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable securitization facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables until July 2, 2021. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. In July 2020, the Company sold $87 million of its U.S. accounts receivable and repaid $87 million of borrowings from the U.S. accounts receivable securitization facility. These sales were transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's unaudited consolidated balance sheet. The Company de-recognized $268 million of accounts receivable under this agreement as of March 31, 2021. Unsold U.S. accounts receivable of $50 million were pledged by the SPE as collateral to the Purchasers as of March 31, 2021.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $36 million and $233 million of accounts receivable under these factoring agreements as of March 31, 2021 and December 31, 2020, respectively.
In March 2021, the Company entered into an agreement in Singapore with a financial institution to discount, on a non-recourse basis, documentary credits or other documents recorded as accounts receivable. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $20 million of accounts receivable under this agreement as of March 31, 2021.

Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of March 31, 2021.
9. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2021		2020
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	4	—	3	—
Interest cost	13	—	21	1
Expected return on plan assets	(51)	—	(50)	—
Total	(34)	—	(26)	1
Benefit obligation funding is as follows:

	As of March 31, 2021	Total Expected 2021
	(In $ millions)
Cash contributions to defined benefit pension plans	6	23
Benefit payments to nonqualified pension plans	5	20
Benefit payments to other postretirement benefit plans	1	4
Cash contributions to German multiemployer defined benefit pension plans(1)	2	9
______________________________
(1)The Company makes contributions based on specified percentages of employee contributions.
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
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

The components of environmental remediation liabilities are as follows:

	As of March 31, 2021	As of December 31, 2020
	(In $ millions)
Demerger obligations (Note 16)	27	29
Divestiture obligations (Note 16)	14	15
Active sites	11	12
U.S. Superfund sites	12	11
Other environmental remediation liabilities	2	2
Total	66	69
Remediation
Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, demerger, orphan or U.S. Superfund sites (as defined below). In addition, as part of the demerger agreement between the Company and Hoechst AG ("Hoechst"), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company (Note 16). Certain of these sites, at which the Company maintains continuing involvement, were and continue to be designated as discontinued operations when closed. The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given period.
U.S. Superfund Sites
In the U.S., the Company may be subject to substantial claims brought by U.S. federal or state regulatory agencies or private individuals pursuant to statutory authority or common law. In particular, the Company has a potential liability under the U.S. Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and related state laws (collectively referred to as "Superfund") for investigation and cleanup costs at certain sites. At most of these sites, numerous companies, including the Company, or one of its predecessor companies, have been notified that the U.S. Environmental Protection Agency ("EPA"), state governing bodies or private individuals consider such companies to be potentially responsible parties ("PRP") under Superfund or related laws. The proceedings relating to these sites are in various stages. The cleanup process has not been completed at most sites, and the status of the insurance coverage for some of these proceedings is uncertain. Consequently, the Company cannot accurately determine its ultimate liability for investigation or cleanup costs at these sites.
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
The Company declared a quarterly cash dividend of $0.68 per share on its Common Stock on April 14, 2021, amounting to $77 million. The cash dividend will be paid on May 10, 2021 to holders of record as of April 26, 2021.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

	Three Months Ended March 31,		Total From February 2008 Through March 31, 2021
	2021	2020
Shares repurchased	1,831,970	1,709,431	64,600,021
Average purchase price per share	$136.47	$87.87	$78.22
Shares repurchased (in $ millions)	$250	$150	$5,053
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)	$—	$—	$5,866
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.

Other Comprehensive Income (Loss), Net

	Three Months Ended March 31,
	2021			2020
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	3	(7)	(4)	10	(12)	(2)
Gain (loss) on cash flow hedges	44	(10)	34	(51)	12	(39)
Pension and postretirement benefits gain (loss)	(4)	—	(4)	—	—	—
Total	43	(17)	26	(41)	—	(41)
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges (Note 14)	Pension and Postretirement Benefits Gain (Loss) (Note 9)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2020	(260)	(56)	(12)	(328)
Other comprehensive income (loss) before reclassifications	3	44	(4)	43
Income tax (provision) benefit	(7)	(10)	—	(17)
As of March 31, 2021	(264)	(22)	(16)	(302)
12. Other (Charges) Gains, Net

	Three Months Ended March 31,
	2021	2020
	(In $ millions)
Restructuring	(2)	(6)
Asset impairments	(1)	(4)
Plant/office closures	9	(1)
Commercial disputes	—	5
Total	6	(6)
During the three months ended March 31, 2021 and 2020, the Company recorded $2 million and $6 million, respectively, of employee termination benefits primarily related to Company-wide business optimization projects.
During the three months ended March 31, 2021, the Company recorded a $9 million gain within plant/office closures related to the termination of its Ferrara Marconi, Italy office lease, which was included in the Company's Engineered Materials segment.
During the three months ended March 31, 2020, the Company recorded a $4 million long-lived asset impairment loss related to the closure of its manufacturing operations in Lebanon, Tennessee. The long-lived asset impairment loss was measured at the date of impairment to write-down the related property, plant and equipment and was included in the Company's Engineered Materials segment.
During the three months ended March 31, 2020, the Company recorded a $5 million gain within commercial disputes, primarily related to the receipt of a settlement claim from a previous acquisition that was included within the Company's Engineered Materials segment.

The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetate Tow	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2020	8	1	—	2	11
Additions	2	—	—	—	2
Cash payments	(2)	—	—	(1)	(3)
As of March 31, 2021	8	1	—	1	10
13. Income Taxes

	Three Months Ended March 31,
	2021	2020
	(In percentages)
Effective income tax rate	21	22
The effective income tax rate for the three months ended March 31, 2021, was comparable to the same period in 2020. The effective tax rate for the three months ended March 31, 2021, was unfavorably impacted by $28 million of uncertain tax positions primarily due to lending terms related to internal treasury operations. The effective income tax rate for the three months ended March 31, 2020, was unfavorably impacted by functional currency differences in offshore jurisdictions and changes in the jurisdictional mix of earnings.
The Company will continue to monitor global legislative and regulatory developments related to COVID-19 and will record the associated tax impacts as discrete events in the periods the guidance is finalized, or when the Company is able to estimate an impact.
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various final and proposed regulatory packages supplementing the TCJA provisions since 2018, which the Company does not expect to have a material impact on current or future income tax expense. The Company will continue to monitor the expected impacts of any new guidance on the Company's filing positions and will record the impacts as discrete income tax expense adjustments in the period that the guidance is finalized or becomes effective.
Due to the TCJA and uncertainty as to future foreign source income, the Company previously recorded a valuation allowance on a substantial portion of its foreign tax credits. The Company is currently evaluating tax planning strategies that would allow utilization of the Company's foreign tax credit carryforwards. Implementation of these strategies in future periods could reduce the level of valuation allowance that is needed, thereby decreasing the Company's effective tax rate.
The Company's 2013 through 2015 tax years are under joint examination by the U.S., German and Dutch taxing authorities. As of March 31, 2021, the examinations are still in progress and the Company is awaiting formal written communication of any proposed assessments.
14. Derivative Financial Instruments
Derivatives Designated As Hedges
Net Investment Hedges
The total notional amount of foreign currency denominated debt and cross-currency swaps designated as net investment hedges are as follows:

	As of March 31, 2021	As of December 31, 2020
	(In € millions)
Total	1,358	1,358

Cash Flow Hedges
The total notional amount of the forward-starting interest rate swap designated as a cash flow hedge is as follows:

	As of March 31, 2021	As of December 31, 2020
	(In $ millions)
Total	400	400
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of March 31, 2021	As of December 31, 2020
	(In $ millions)
Total	503	546
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended March 31,				Statement of Operations Classification
	2021	2020	2021	2020
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	11	—	—	—	Cost of sales
Interest rate swaps	33	(51)	—	—	Interest expense
Total	44	(51)	—	—

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 8)	50	37	—	—	N/A
Cross-currency swaps	(6)	30	—	—	N/A
Total	44	67	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	3	19	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	3	19
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of March 31, 2021	As of December 31, 2020
	(In $ millions)
Derivative Assets
Gross amount recognized	38	26
Gross amount offset in the consolidated balance sheets	1	2
Net amount presented in the consolidated balance sheets	37	24
Gross amount not offset in the consolidated balance sheets	8	11
Net amount	29	13

	As of March 31, 2021	As of December 31, 2020
	(In $ millions)
Derivative Liabilities
Gross amount recognized	67	123
Gross amount offset in the consolidated balance sheets	1	2
Net amount presented in the consolidated balance sheets	66	121
Gross amount not offset in the consolidated balance sheets	8	11
Net amount	58	110
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of March 31, 2021
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	4	4	Current Other assets
Commodity swaps	—	15	15	Noncurrent Other assets
Designated as Net Investment Hedges
Cross-currency swaps	—	14	14	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	4	4	Current Other assets
Total assets	—	37	37
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	—	(48)	(48)	Current Other liabilities
Commodity swaps	—	(1)	(1)	Noncurrent Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(2)	(2)	Current Other liabilities
Cross-currency swaps	—	(13)	(13)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(2)	(2)	Current Other liabilities
Total liabilities	—	(66)	(66)

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of December 31, 2020
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	2	2	Current Other assets
Commodity swaps	—	8	8	Noncurrent Other assets
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	13	13	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	1	1	Current Other assets
Total assets	—	24	24
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	—	(81)	(81)	Current Other liabilities
Commodity swaps	—	(1)	(1)	Noncurrent Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(1)	(1)	Current Other liabilities
Cross-currency swaps	—	(33)	(33)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(5)	(5)	Current Other liabilities
Total liabilities	—	(121)	(121)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of March 31, 2021
Equity investments without readily determinable fair values	171	—	—	—
Insurance contracts in nonqualified trusts	28	29	—	29
Long-term debt, including current installments of long-term debt	3,578	3,555	194	3,749
As of December 31, 2020
Equity investments without readily determinable fair values	171	—	—	—
Insurance contracts in nonqualified trusts	30	31	—	31
Long-term debt, including current installments of long-term debt	3,671	3,644	201	3,845
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
As of March 31, 2021, and December 31, 2020, the fair values of cash and cash equivalents, receivables, marketable securities, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of March 31, 2021 are $97 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $116 million as of March 31, 2021. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of March 31, 2021, the Company had unconditional purchase obligations of $3.4 billion, which extend through 2042.
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
European Commission Investigation
In May 2017, the Company learned that the European Commission had opened a competition law investigation involving certain subsidiaries of the Company with respect to certain past ethylene purchases. Based on information learned from the European Commission regarding its investigation, Celanese recorded a reserve of $89 million in 2019, which was included within the Company's Other Activities segment. In July 2020, Celanese reached a final settlement with the European Commission in respect of this matter of $92 million, which was included in Current Other liabilities as of December 31, 2020. On January 12, 2021, the Company paid $100 million to fully settle this matter. The difference between the amount reserved and the settlement payment relates to foreign exchange rates.

17. Segment Information

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended March 31, 2021
Net sales	645	119	1,056	—	(22)	(1)	1,798
Other (charges) gains, net (Note 12)	7	—	—	(1)	—		6
Operating profit (loss)	130	16	251	(71)	—		326
Equity in net earnings (loss) of affiliates	25	—	2	2	—		29
Depreciation and amortization	35	10	41	4	—		90
Capital expenditures	23	11	33	6	—		73	(2)
	As of March 31, 2021
Goodwill and intangible assets, net	999	154	289	—	—		1,442
Total assets	3,987	991	4,097	1,681	—		10,756
	Three Months Ended March 31, 2020
Net sales	563	129	799	—	(31)	(1)	1,460
Other (charges) gains, net (Note 12)	—	(1)	—	(5)	—		(6)
Operating profit (loss)	102	27	135	(70)	—		194
Equity in net earnings (loss) of affiliates	53	—	1	3	—		57
Depreciation and amortization	34	8	39	4	—		85
Capital expenditures	24	10	43	9	—		86	(2)
	As of December 31, 2020
Goodwill and intangible assets, net	1,030	154	301	—	—		1,485
Total assets	3,990	975	3,930	2,014	—		10,909
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes a decrease in accrued capital expenditures of $19 million and $33 million for the three months ended March 31, 2021 and 2020, respectively.
18. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of March 31, 2021, the Company had $633 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $214 million of its remaining performance obligations as Net sales in 2021, $194 million in 2022, $121 million in 2023 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Current and Noncurrent Other liabilities in the unaudited consolidated balance sheets (Note 7).
The Company does not have any material contract assets as of March 31, 2021.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended March 31,
	2021	2020
	(In $ millions)
Engineered Materials
North America	164	162
Europe and Africa	296	260
Asia-Pacific	164	123
South America	21	18
Total	645	563

Acetate Tow
North America	28	21
Europe and Africa	68	71
Asia-Pacific	22	32
South America	1	5
Total	119	129

Acetyl Chain
North America	281	274
Europe and Africa	310	266
Asia-Pacific	423	207
South America	20	21
Total(1)	1,034	768
______________________________
(1)Excludes intersegment sales of $22 million and $31 million for the three months ended March 31, 2021 and 2020, respectively.

19. Earnings (Loss) Per Share

	Three Months Ended March 31,
	2021	2020
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	323	225
Earnings (loss) from discontinued operations	(1)	(7)
Net earnings (loss)	322	218

Weighted average shares - basic	113,511,369	119,251,689
Incremental shares attributable to equity awards(1)	516,776	648,155
Weighted average shares - diluted	114,028,145	119,899,844
______________________________
(1)Excludes 29 and 63,384 equity award shares for the three months ended March 31, 2021 and 2020, respectively, as their effect would have been antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report on Form 10-Q ("Quarterly Report"), the term "Celanese" refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms the "Company," "we," "our" and "us," refer to Celanese and its subsidiaries on a consolidated basis. The term "Celanese U.S." refers to the Company's subsidiary, Celanese U.S. Holdings LLC, a Delaware limited liability company, and not its subsidiaries.
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2020 filed on February 11, 2021 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Reporting on Form 10-K ("2020 Form 10-K") and the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Forward-Looking Statements" below and at the beginning of our 2020 Form 10-K.
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
COVID-19 Update
The COVID-19 pandemic and the various responses thereto, including government-imposed quarantines, stay-at-home restrictions, travel restrictions and other public health and safety measures, continue to evolve. Our employees' health and well-being continue to be of vital importance and we continue to monitor the pandemic in the areas where we have employees and operations. We have implemented government recommended protocols and best practices related to social distancing and best hygiene practices, including the use of additional personal protective equipment and enhanced cleaning protocols, where appropriate. We continue to implement our careful return-to-office efforts in accordance with government regulations and recommended protocols.
We operate within a geographically-balanced global footprint and have the ability to utilize different production and distribution strategies depending on the business and product to satisfy customer demands. We continue to pursue our existing operational strategy. Where we temporarily reduced run rates in prior quarters, our plants are now operating at more normalized levels, and we have been able to maintain a largely consistent supply chain. During the second half of 2020 and into 2021, consumer demand for most applications has increased within many regions of the world, particularly in China and the U.S., which have rebounded to pre-COVID-19 levels. We currently anticipate that the extent to which COVID-19 impacts customer demand and our results of operations will continue to decrease during the remainder of 2021, assuming effective rollout of vaccines and absent resurgences of COVID-19.
The duration and scope of COVID-19 continues to be uncertain. The extent to which the COVID-19 pandemic may adversely impact our business, financial condition and results of operations will depend on numerous evolving factors, including the effectiveness of vaccine distribution around the world, the extent and locations of any resurgences of the virus, health and safety measures and the continuing impact of the pandemic on supply chains (including the availability and cost of transportation and materials). These factors are uncertain, rapidly changing and cannot be predicted. For further information regarding the impact COVID-19 could have on our business, financial condition and results of operations, see Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020. For further discussion of our liquidity condition, see Liquidity and Capital Resources in this Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Risk Factors
See Part I - Item 1A. Risk Factors of our 2020 Form 10-K for a description of certain risk factors that you should consider which could significantly affect our financial results. In addition, the following factors, among others, could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements:
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
•market acceptance of our technology;
•compliance and other costs and potential disruption or interruption of production or operations due to accidents, interruptions in sources of raw materials, cyber security incidents, terrorism or political unrest, public health crises (including, but not limited to, the COVID-19 pandemic), or other unforeseen events or delays in construction or operation of facilities, including as a result of geopolitical conditions, the occurrence of acts of war or terrorist incidents or as a result of weather, natural disasters, or other crises;
•the ability to obtain governmental approvals and to construct facilities on terms and schedules acceptable to us;
•changes in applicable tariffs, duties and trade agreements, tax rates or legislation throughout the world including, but not limited to, adjustments, changes in estimates or interpretations that may impact recorded or future tax impacts associated with the Tax Cuts and Jobs Act ("TCJA") and other potential regulatory and legislative tax developments in the United States or other jurisdictions;
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

Results of Operations
Financial Highlights

	Three Months Ended March 31,
	2021	2020	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	1,798	1,460	338
Gross profit	485	348	137
Selling, general and administrative ("SG&A") expenses	(137)	(125)	(12)
Other (charges) gains, net	6	(6)	12
Operating profit (loss)	326	194	132
Equity in net earnings (loss) of affiliates	29	57	(28)
Non-operating pension and other postretirement employee benefit (expense) income	38	28	10
Interest expense	(25)	(28)	3
Dividend income - equity investments	42	37	5
Earnings (loss) from continuing operations before tax	409	292	117
Earnings (loss) from continuing operations	324	227	97
Earnings (loss) from discontinued operations	(1)	(7)	6
Net earnings (loss)	323	220	103
Net earnings (loss) attributable to Celanese Corporation	322	218	104
Other Data
Depreciation and amortization	90	85	5
SG&A expenses as a percentage of Net sales	7.6%	8.6%
Operating margin(1)	18.1%	13.3%
Other (charges) gains, net
Restructuring	(2)	(6)	4
Asset impairments	(1)	(4)	3
Plant/office closures	9	(1)	10
Commercial disputes	—	5	(5)
Total Other (charges) gains, net	6	(6)	12
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of March 31, 2021	As of December 31, 2020
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	791	955

Short-term borrowings and current installments of long-term debt - third party and affiliates	497	496
Long-term debt, net of unamortized deferred financing costs	3,135	3,227
Total debt	3,632	3,723

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	7	2	6	—	15
Acetate Tow	(8)	—	—	—	(8)
Acetyl Chain	5	25	2	—	32
Total Company	5	14	4	—	23
Consolidated Results
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Net sales increased $338 million, or 23%, for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to:
•higher pricing in most of our segments, primarily driven by our Acetyl Chain segment due to increased customer demand in Asia and Europe and supply constraints across all regions;
•a favorable currency impact resulting from a stronger Euro relative to the U.S. dollar; and
•higher volume in our Acetyl Chain and Engineered Materials segments, primarily due to (i) our acquisition of Nouryon's redispersible polymer powders business offered under the Elotex® brand ("Elotex") in April of 2020 and (ii) increased demand due to recovery from the COVID-19 pandemic.
Operating profit increased $132 million, or 68%, for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to:
•higher Net sales in our Acetyl Chain and Engineered Materials segments;
partially offset by:
•higher raw material costs within our Acetyl Chain and Engineered Materials segments;
•higher energy costs across all of our segments related to Winter Storm Uri; and
•higher costs in our Acetyl Chain segment as a result of fixed overhead, freeze-related repairs and restart costs resulting from Winter Storm Uri, as well as costs associated with running the Elotex business we acquired in April 2020.
Equity in net earnings (loss) of affiliates decreased $28 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to:
•a decrease in equity investment in earnings of $21 million and $12 million from our Ibn Sina and Polyplastics strategic affiliates, respectively, primarily as a result of depressed global economic conditions and the previously disclosed sale of our investment in Polyplastics completed in October 2020.
Our effective income tax rate for the three months ended March 31, 2021 was comparable to the same period in 2020. See Note 13 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

Business Segments
Engineered Materials

	Three Months Ended March 31,		Change	% Change
	2021	2020
	(unaudited)
	(In $ millions, except percentages)
Net sales	645	563	82	14.6%
Net Sales Variance
Volume	7%
Price	2%
Currency	6%
Other	—%
Other (charges) gains, net	7	—	7	100.0%
Operating profit (loss)	130	102	28	27.5%
Operating margin	20.2%	18.1%
Equity in net earnings (loss) of affiliates	25	53	(28)	(52.8)%
Depreciation and amortization	35	34	1	2.9%
Our Engineered Materials segment includes our engineered materials business, our food ingredients business and certain strategic affiliates. Our engineered materials business develops, produces and supplies a broad portfolio of high performance specialty polymers for automotive and medical applications, as well as industrial products and consumer electronics. Together with our strategic affiliates, our engineered materials business is a leading participant in the global specialty polymers industry. Our food ingredients business is a leading global supplier of acesulfame potassium for the food and beverage industry and is a leading producer of preservatives, such as potassium sorbate and sorbic acid.
The pricing of products within the Engineered Materials segment is primarily based on the value of the material we produce and is generally independent of changes in the cost of raw materials. Therefore, in general, margins may expand or contract in response to changes in raw material costs.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Net sales increased for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to:
•higher volume for most of our products driven by increased demand in Europe and Asia due to recovery from the COVID-19 pandemic;
•a favorable currency impact resulting from a stronger Euro relative to the U.S. dollar; and
•higher pricing for most of our products, primarily due to increased customer demand and product mix, as well as supply disruptions primarily caused by Winter Storm Uri.
Operating profit increased for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to:
•higher Net sales; and
•a favorable impact of $7 million to Other (charges) gains, net. During the three months ended March 31, 2021, we recorded a $9 million gain on the termination of our Ferrara Marconi, Italy office lease, partially offset by $2 million in employee termination benefits, primarily related to business optimization projects. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;
partially offset by:
•higher energy costs of $8 million, primarily due to supply disruptions caused by Winter Storm Uri; and

•higher raw material costs, primarily for methanol and ethylene, as a result of supply disruptions caused by Winter Storm Uri.
Equity in net earnings (loss) of affiliates decreased for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to:
•a decrease in equity investment in earnings of $21 million and $12 million from our Ibn Sina and Polyplastics strategic affiliates, respectively, primarily as a result of depressed global economic conditions and the previously disclosed sale of our investment in Polyplastics completed in October 2020.
Acetate Tow

	Three Months Ended March 31,		Change	% Change
	2021	2020
	(unaudited)
	(In $ millions, except percentages)
Net sales	119	129	(10)	(7.8)%
Net Sales Variance
Volume	(8)%
Price	—%
Currency	—%
Other	—%
Other (charges) gains, net	—	(1)	1	100.0%
Operating profit (loss)	16	27	(11)	(40.7)%
Operating margin	13.4%	20.9%
Dividend income - equity investments	41	37	4	10.8%
Depreciation and amortization	10	8	2	25.0%
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
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Net sales decreased for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to:
•lower acetate tow volume, due to supply constraints as a result of acetic acid shortages caused by Winter Storm Uri.
Operating profit decreased for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to:
•lower Net sales.

Acetyl Chain

	Three Months Ended March 31,		Change	% Change
	2021	2020
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,056	799	257	32.2%
Net Sales Variance
Volume	5%
Price	25%
Currency	2%
Other	—%
Operating profit (loss)	251	135	116	85.9%
Operating margin	23.8%	16.9%
Depreciation and amortization	41	39	2	5.1%
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
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Net sales increased for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to:
•higher pricing for all of our products, primarily due to increased customer demand in Asia and Europe and supply constraints across all regions;
•higher volume primarily from RDP due to our acquisition of Elotex; and
•a favorable currency impact resulting from a stronger Euro relative to the U.S. dollar;
partially offset by:
•lower volume for VAM, due to supply constraints as a result of shortages caused by Winter Storm Uri.
Operating profit increased for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to:
•higher Net sales; and
•lower plant turnaround costs of $13 million, primarily related to our joint venture, Fairway, and Clear Lake plants in 2020;

partially offset by:
•higher raw material costs, primarily for ethylene and carbon monoxide, due to stronger demand and tighter market conditions;
•higher costs of $29 million as a result of fixed overhead, freeze-related repairs and restart costs resulting from Winter Storm Uri, as well as costs associated with running the Elotex business we acquired in April 2020; and
•higher energy costs of $19 million, primarily due to supply disruptions caused by Winter Storm Uri.
Other Activities

	Three Months Ended March 31,		Change	% Change
	2021	2020
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	(1)	(5)	4	80.0%
Operating profit (loss)	(71)	(70)	(1)	(1.4)%
Equity in net earnings (loss) of affiliates	2	3	(1)	(33.3)%
Non-operating pension and other postretirement employee benefit (expense) income	38	28	10	35.7%
Dividend income - equity investments	1	—	1	100.0%
Depreciation and amortization	4	4	—	—%
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
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Operating loss was flat for the three months ended March 31, 2021 compared to the same period in 2020.
Non-operating pension and other postretirement employee benefit income increased for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to:
•lower interest cost.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facility. As of March 31, 2021, we have $1.25 billion available for borrowing under our senior unsecured revolving credit facility, if required, in meeting our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $791 million as of March 31, 2021. We are actively managing our business to maintain cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
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
Total cash outflows for capital expenditures are expected to be in the range of $500 million to $550 million in 2021, primarily due to additional investments in growth opportunities and productivity improvements primarily in our Engineered Materials and Acetyl Chain segments.
On a stand-alone basis, Celanese and its immediate 100% owned subsidiary, Celanese U.S., have no independent external operations of their own. Accordingly, they generally depend on the cash flow of their subsidiaries and their ability to pay dividends and make other distributions to Celanese and Celanese U.S. in order to meet their obligations, including their obligations under senior credit facilities and senior notes, and to pay dividends on our Common Stock.
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
Cash Flows
Cash and cash equivalents decreased $164 million to $791 million as of March 31, 2021 compared to December 31, 2020. As of March 31, 2021, $564 million of the $791 million of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a prior year charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations.
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $143 million to $116 million for the three months ended March 31, 2021 compared to $259 million for the same period in 2020. Net cash provided by operating activities for the three months ended March 31, 2021 decreased, primarily due to:
•a payment for the European Commission settlement of $100 million, see Note 16 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for further information;

•an increase in other receivables of approximately $81 million, primarily due to higher charges billed to site partners as a result of Winter Storm Uri; and
•unfavorable trade working capital of $69 million, primarily due to an increase in trade receivables and inventory, partially offset by an increase in trade payables. Trade receivables increased as a result of the increase in Net sales and inventory increased as a result of higher costs for raw materials during the three months ended March 31, 2021. Payables increased as a result of higher costs due to Winter Storm Uri and the timing of settlement of trade payables;
partially offset by:
•an increase in Net earnings.
•Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities increased $226 million to $98 million for the three months ended March 31, 2021 compared to net cash used in investing activities of $128 million for the same period in 2020, primarily due to:
•an increase in proceeds from the sale of marketable securities of $200 million; and
•a decrease of $27 million in capital expenditures during the three months ended March 31, 2021.
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $355 million to $371 million for the three months ended March 31, 2021 compared to $16 million for the same period in 2020, primarily due to:
•a decrease in net borrowings on short-term debt of $259 million, primarily due to higher borrowings during the three months ended March 31, 2020, related to entering into an aggregate of $300 million in short-term bilateral loans; and
•an increase in share repurchases of our Common Stock of $100 million during the three months ended March 31, 2021.
Debt and Other Obligations
There have been no material changes to our debt or other obligations described in our 2020 Form 10-K other than those disclosed above and in Note 8 - Debt in the accompanying unaudited interim consolidated financial statements.
Accounts Receivable Securitization Facility
In July 2020, we entered into an amended and restated receivables purchase agreement under our U.S. accounts receivable securitization facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $268 million of accounts receivable under this agreement as of March 31, 2021. Unsold U.S. accounts receivable of $50 million were pledged by the SPE as collateral to the Purchasers as of March 31, 2021.
Factoring and Discounting Agreements
We have factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. We de-recognized $36 million and $233 million of accounts receivable under these factoring agreements as of March 31, 2021 and December 31, 2020, respectively.
In March 2021, we entered into an agreement in Singapore with a financial institution to discount, on a non-recourse basis, documentary credits or other documents recorded as accounts receivable. The Company de-recognized $20 million of accounts receivable under this agreement as of March 31, 2021.

Guarantor Financial Information
The Senior Notes were issued by Celanese U.S. ("Issuer") and are guaranteed by Celanese Corporation ("Parent Guarantor") and the Subsidiary Guarantors (collectively the "Obligor Group"). See Note 8 - Debt in the accompanying unaudited interim consolidated financial statements for further information. The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Parent Guarantor and Subsidiary Guarantors represent substantially all of the Company's U.S. assets and business operations. The Subsidiary Guarantors are listed in Exhibit 22.1 to this Quarterly Report.
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

Three Months Ended March 31, 2021
(In $ millions)
(unaudited)
Net sales to third parties	344
Net sales to non-guarantor subsidiaries	186
Total net sales	530
Gross profit	29
Earnings (loss) from continuing operations	(28)
Net earnings (loss)	(29)
Net earnings (loss) attributable to the Obligor Group	(29)

	As of March 31, 2021	As of December 31, 2020
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	303	318
Other current assets	1,280	1,597
Total current assets	1,583	1,915
Goodwill	399	399
Other noncurrent assets	3,576	3,519
Total noncurrent assets	3,975	3,918
Current liabilities due to non-guarantor subsidiaries	1,265	1,206
Current liabilities due to affiliates	60	58
Other current liabilities	971	958
Total current liabilities	2,296	2,222
Noncurrent liabilities due to non-guarantor subsidiaries	1,591	1,593
Other noncurrent liabilities	3,562	3,648
Total noncurrent liabilities	5,153	5,241
Share Capital
We declared a quarterly cash dividend of $0.68 per share on our Common Stock on April 14, 2021, amounting to $77 million.
There have been no material changes to our share capital described in our 2020 Form 10-K other than those disclosed above and in Note 11 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements.
Contractual Obligations
Except as otherwise described in this report, there have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2020 Form 10-K.
Off-Balance Sheet Arrangements
We have not entered into any material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our unaudited interim consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of unaudited interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of net sales, expenses and allocated charges during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.
We describe our significant accounting policies in Note 2 - Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in our 2020 Form 10-K. We discuss our critical accounting policies and estimates in MD&A in our 2020 Form 10-K.
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements in the accompanying unaudited interim consolidated financial statements included in this Quarterly Report for information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk for the Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2020 Form 10-K. See also Note 14 - Derivative Financial Instruments in the accompanying unaudited interim consolidated financial statements for further discussion of our market risk management and the related impact on the Company's financial position and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2021, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust and competition, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of current and legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 10 - Environmental and Note 16 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2020 Form 10-K other than those disclosed in Note 10 - Environmental and Note 16 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements. See Part I - Item 1A. Risk Factors of our 2020 Form 10-K for certain risk factors relating to these legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2020 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended March 31, 2021 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
January 1-31, 2021	—	$—	—	$1,063,000,000
February 1-28, 2021	1,242,115	$132.06	1,242,115	$899,000,000
March 1-31, 2021	589,855	$145.74	589,855	$813,000,000
Total	1,831,970		1,831,970
______________________________
(1)May include shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.
(2)As of March 31, 2021, our Board of Directors has authorized the repurchase of $5.9 billion of our Common Stock since February 2008.
See Note 11 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Please see the disclosure under Note 3 - Acquisitions, Dispositions and Plant Closures of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for updated information regarding costs and charges expected to be incurred in connection with the consolidation of the Company's compounding operations in Kaiserslautern, Germany, Wehr, Germany, and Ferrara Marconi, Italy into a European Compounding Center of Excellence at our Forli, Italy facility. The Company estimates that employee termination costs remaining to be paid will total less than $10 million through 2022. Such disclosure supplements and updates the disclosure included in Item 2.05 of the Company's Current Report on Form 8-K filed on July 28, 2020.

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

3.2	Sixth Amended and Restated By-laws, amended effective July 15, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2019).

10.1*	Form of 2021 Executive Officer Performance-Based Restricted Stock Unit Award Agreement.

10.2*	Form of 2021 Time-Based Restricted Stock Unit Award Agreement.

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Lori J. Ryerkerk
Chairman of the Board of Directors,
Chief Executive Officer and President

	Date:	April 23, 2021

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
Executive Vice President and
Chief Financial Officer

	Date:	April 23, 2021