Form 10-Q
period 2021-06-30
Celanese Corp
filed 2021-07-23
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2021
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

Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of July 16, 2021 was 111,115,442.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended June 30, 2021

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In $ millions, except share and per share data)
Net sales	2,198	1,193	3,996	2,653
Cost of sales	(1,437)	(951)	(2,750)	(2,063)
Gross profit	761	242	1,246	590
Selling, general and administrative expenses	(161)	(114)	(298)	(239)
Amortization of intangible assets	(5)	(6)	(11)	(11)
Research and development expenses	(22)	(18)	(42)	(35)
Other (charges) gains, net	(3)	(21)	3	(27)
Foreign exchange gain (loss), net	(3)	1	—	—
Gain (loss) on disposition of businesses and assets, net	—	(1)	(5)	(1)
Operating profit (loss)	567	83	893	277
Equity in net earnings (loss) of affiliates	37	31	66	88
Non-operating pension and other postretirement employee benefit (expense) income	38	27	76	55
Interest expense	(24)	(27)	(49)	(55)
Interest income	4	1	5	3
Dividend income - equity investments	37	32	79	69
Other income (expense), net	1	—	(1)	2
Earnings (loss) from continuing operations before tax	660	147	1,069	439
Income tax (provision) benefit	(116)	(35)	(201)	(100)
Earnings (loss) from continuing operations	544	112	868	339
Earnings (loss) from operation of discontinued operations	(6)	(4)	(7)	(11)
Income tax (provision) benefit from discontinued operations	2	1	2	1
Earnings (loss) from discontinued operations	(4)	(3)	(5)	(10)
Net earnings (loss)	540	109	863	329
Net (earnings) loss attributable to noncontrolling interests	(2)	(2)	(3)	(4)
Net earnings (loss) attributable to Celanese Corporation	538	107	860	325
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	542	110	865	335
Earnings (loss) from discontinued operations	(4)	(3)	(5)	(10)
Net earnings (loss)	538	107	860	325
Earnings (loss) per common share - basic
Continuing operations	4.83	0.93	7.66	2.82
Discontinued operations	(0.04)	(0.03)	(0.04)	(0.08)
Net earnings (loss) - basic	4.79	0.90	7.62	2.74
Earnings (loss) per common share - diluted
Continuing operations	4.81	0.93	7.62	2.81
Discontinued operations	(0.04)	(0.03)	(0.04)	(0.09)
Net earnings (loss) - diluted	4.77	0.90	7.58	2.72
Weighted average shares - basic	112,294,274	118,339,872	112,899,459	118,795,780
Weighted average shares - diluted	112,758,639	118,767,633	113,470,581	119,377,515
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In $ millions)
Net earnings (loss)	540	109	863	329
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	7	(6)	3	(8)
Gain (loss) on cash flow hedges	(3)	1	31	(38)
Pension and postretirement benefits	—	—	(4)	—
Total other comprehensive income (loss), net of tax	4	(5)	30	(46)
Total comprehensive income (loss), net of tax	544	104	893	283
Comprehensive (income) loss attributable to noncontrolling interests	(2)	(2)	(3)	(4)
Comprehensive income (loss) attributable to Celanese Corporation	542	102	890	279

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2021	As of December 31, 2020
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	1,054	955
Trade receivables - third party and affiliates	1,218	792
Non-trade receivables, net	570	450
Inventories	1,118	978
Marketable securities	29	533
Other assets	72	55
Total current assets	4,061	3,763
Investments in affiliates	818	820
Property, plant and equipment (net of accumulated depreciation - 2021: $3,409; 2020: $3,279)	3,922	3,939
Operating lease right-of-use assets	215	232
Deferred income taxes	257	259
Other assets	500	411
Goodwill	1,143	1,166
Intangible assets, net	304	319
Total assets	11,220	10,909
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	500	496
Trade payables - third party and affiliates	998	797
Other liabilities	531	680
Income taxes payable	100	—
Total current liabilities	2,129	1,973
Long-term debt, net of unamortized deferred financing costs	3,156	3,227
Deferred income taxes	526	509
Uncertain tax positions	260	240
Benefit obligations	611	643
Operating lease liabilities	181	208
Other liabilities	200	214
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2021 and 2020: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2021: 169,717,319 issued and 111,115,442 outstanding; 2020: 169,402,979 issued and 114,168,464 outstanding)	—	—
Treasury stock, at cost (2021: 58,601,877 shares; 2020: 55,234,515 shares)	(4,993)	(4,494)
Additional paid-in capital	292	257
Retained earnings	8,797	8,091
Accumulated other comprehensive income (loss), net	(298)	(328)
Total Celanese Corporation stockholders' equity	3,798	3,526
Noncontrolling interests	359	369
Total equity	4,157	3,895
Total liabilities and equity	11,220	10,909

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended June 30,
	2021		2020
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	112,632,584	—	118,228,898	—
Purchases of treasury stock	(1,562,578)	—	—	—
Stock awards	45,436	—	59,398	—
Balance as of the end of the period	111,115,442	—	118,288,296	—
Treasury Stock
Balance as of the beginning of the period	57,066,485	(4,744)	51,127,396	(3,996)
Purchases of treasury stock, including related fees	1,562,578	(250)	—	—
Issuance of treasury stock under stock plans	(27,186)	1	(44,370)	1
Balance as of the end of the period	58,601,877	(4,993)	51,083,026	(3,995)
Additional Paid-In Capital
Balance as of the beginning of the period		253		242
Stock-based compensation, net of tax		39		10
Balance as of the end of the period		292		252
Retained Earnings
Balance as of the beginning of the period		8,335		6,543
Net earnings (loss) attributable to Celanese Corporation		538		107
Common stock dividends		(76)		(74)
Balance as of the end of the period		8,797		6,576
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(302)		(341)
Other comprehensive income (loss), net of tax		4		(5)
Balance as of the end of the period		(298)		(346)
Total Celanese Corporation stockholders' equity		3,798		2,487
Noncontrolling Interests
Balance as of the beginning of the period		365		388
Net earnings (loss) attributable to noncontrolling interests		2		2
Distributions to noncontrolling interests		(8)		(8)
Balance as of the end of the period		359		382
Total equity		4,157		2,869

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended June 30,
	2021		2020
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	114,168,464	—	119,555,207	—
Purchases of treasury stock	(3,394,548)	—	(1,709,431)	—
Stock awards	341,526	—	442,520	—
Balance as of the end of the period	111,115,442	—	118,288,296	—
Treasury Stock
Balance as of the beginning of the period	55,234,515	(4,494)	49,417,965	(3,846)
Purchases of treasury stock, including related fees	3,394,548	(500)	1,709,431	(150)
Issuance of treasury stock under stock plans	(27,186)	1	(44,370)	1
Balance as of the end of the period	58,601,877	(4,993)	51,083,026	(3,995)
Additional Paid-In Capital
Balance as of the beginning of the period		257		254
Stock-based compensation, net of tax		35		(2)
Balance as of the end of the period		292		252
Retained Earnings
Balance as of the beginning of the period		8,091		6,399
Net earnings (loss) attributable to Celanese Corporation		860		325
Common stock dividends		(154)		(148)
Balance as of the end of the period		8,797		6,576
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(328)		(300)
Other comprehensive income (loss), net of tax		30		(46)
Balance as of the end of the period		(298)		(346)
Total Celanese Corporation stockholders' equity		3,798		2,487
Noncontrolling Interests
Balance as of the beginning of the period		369		391
Net earnings (loss) attributable to noncontrolling interests		3		4
Distributions to noncontrolling interests		(13)		(13)
Balance as of the end of the period		359		382
Total equity		4,157		2,869

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
	(In $ millions)
Operating Activities
Net earnings (loss)	863	329
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	2	29
Depreciation, amortization and accretion	184	175
Pension and postretirement net periodic benefit cost	(68)	(49)
Pension and postretirement contributions	(24)	(23)
Deferred income taxes, net	10	(15)
(Gain) loss on disposition of businesses and assets, net	6	1
Stock-based compensation	54	20
Undistributed earnings in unconsolidated affiliates	(13)	17
Other, net	7	10
Operating cash provided by (used in) discontinued operations	3	6
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(437)	167
Inventories	(150)	27
Other assets	(143)	84
Trade payables - third party and affiliates	242	(150)
Other liabilities	7	10
Net cash provided by (used in) operating activities	543	638
Investing Activities
Capital expenditures on property, plant and equipment	(202)	(207)
Acquisitions, net of cash acquired	—	(88)
Proceeds from sale of businesses and assets, net	1	3
Proceeds from sale of marketable securities	500	—
Other, net	(24)	(17)
Net cash provided by (used in) investing activities	275	(309)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	412	(136)
Proceeds from short-term borrowings	—	306
Repayments of short-term borrowings	(6)	(50)
Repayments of long-term debt	(415)	(16)
Purchases of treasury stock, including related fees	(517)	(167)
Common stock dividends	(154)	(148)
Distributions to noncontrolling interests	(13)	(13)
Other, net	(22)	(24)
Net cash provided by (used in) financing activities	(715)	(248)
Exchange rate effects on cash and cash equivalents	(4)	(5)
Net increase (decrease) in cash and cash equivalents	99	76
Cash and cash equivalents as of beginning of period	955	463
Cash and cash equivalents as of end of period	1,054	539

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and six months ended June 30, 2021 and 2020 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire year.
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

3. Acquisitions, Dispositions and Plant Closures
Acquisition
On June 30, 2021, the Company signed a definitive agreement to acquire the Santoprene™ thermoplastic vulcanizates ("TPV") elastomers business of Exxon Mobil Corporation for a purchase price of $1.15 billion in an all-cash transaction. The Company will acquire the Santoprene™, Dytron™ and Geolast™ trademarks and product portfolios, customer and supplier contracts and agreements, both production facilities producing Santoprene, the TPV intellectual property portfolio with associated technical and R&D assets and employees of the TPV elastomer business. The acquired operations will be included in the Engineered Materials segment. The Company expects the acquisition to close in the fourth quarter of 2021, subject to regulatory approvals, carve-out preparations and other customary closing conditions.
Plant Closures
•    European Compounding Center of Excellence
In July 2020, the Company announced that it is establishing a European Compounding Center of Excellence at its Forli, Italy facility, which includes the intended consolidation of its compounding operations in Kaiserslautern, Germany; Wehr, Germany; and Ferrara Marconi, Italy. These operations are included in the Company's Engineered Materials segment. The Company expects to complete the consolidation of the compounding operations by the end of 2022.

The exit and shutdown costs related to the Forli, Italy consolidation were as follows:

Six Months Ended June 30, 2021
(In $ millions)
Accelerated depreciation expense	3
Plant/office closures(1)	(9)
Total	(6)
______________________________
(1)Included in Other (charges) gains, net in the unaudited interim consolidated statement of operations (Note 12).
The Company expects to incur additional exit and shutdown costs related to the Forli, Italy consolidation of approximately $16 million through 2022.
4. Inventories

	As of June 30, 2021	As of December 31, 2020
	(In $ millions)
Finished goods	728	653
Work-in-process	77	74
Raw materials and supplies	313	251
Total	1,118	978
5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetate Tow	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2020	768	149	249	1,166
Exchange rate changes	(16)	—	(7)	(23)
As of June 30, 2021(1)	752	149	242	1,143
______________________________
(1)There were no accumulated impairment losses as of June 30, 2021.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2020	44	724	45	56	869
Exchange rate changes	—	(14)	—	—	(14)
As of June 30, 2021	44	710	45	56	855
Accumulated Amortization
As of December 31, 2020	(38)	(555)	(40)	(39)	(672)
Amortization	(1)	(9)	(1)	—	(11)
Exchange rate changes	—	13	—	(1)	12
As of June 30, 2021	(39)	(551)	(41)	(40)	(671)
Net book value	5	159	4	16	184
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2020	122
Exchange rate changes	(2)
As of June 30, 2021	120
During the six months ended June 30, 2021, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2022	22
2023	19
2024	18
2025	18
2026	18

6. Current Other Liabilities

	As of June 30, 2021	As of December 31, 2020
	(In $ millions)
Asset retirement obligations	11	10
Benefit obligations (Note 9)	27	27
Customer rebates	52	53
Derivatives (Note 14)	70	87
Environmental (Note 10)	13	11
Insurance	5	5
Interest	26	29
Legal (Note 16)	19	107
Operating leases	35	36
Restructuring (Note 12)	10	11
Salaries and benefits	113	121
Sales and use tax/foreign withholding tax payable	105	140
Other	45	43
Total	531	680
7. Noncurrent Other Liabilities

	As of June 30, 2021	As of December 31, 2020
	(In $ millions)
Asset retirement obligations	14	10
Deferred proceeds	46	47
Deferred revenue (Note 18)	4	4
Derivatives (Note 14)	22	34
Environmental (Note 10)	53	58
Insurance	36	33
Other	25	28
Total	200	214

8. Debt

	As of June 30, 2021	As of December 31, 2020
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	30	431
Short-term borrowings, including amounts due to affiliates(1)	70	65
Revolving credit facility(2)	400	—
Total	500	496
______________________________
(1)The weighted average interest rate was 0.2% and 0.6% as of June 30, 2021 and December 31, 2020, respectively.
(2)The weighted average interest rate was 1.6% and 0.0% as of June 30, 2021 and December 31, 2020, respectively.

	As of June 30, 2021	As of December 31, 2020
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2021, interest rate of 5.875%	—	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	890	919
Senior unsecured notes due 2024, interest rate of 3.500%	499	499
Senior unsecured notes due 2025, interest rate of 1.250%	356	368
Senior unsecured notes due 2027, interest rate of 2.125%	591	610
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	166	166
Bank loans due at various dates through 2026(1)	7	8
Obligations under finance leases due at various dates through 2054	188	201
Subtotal	3,197	3,671
Unamortized debt issuance costs(2)	(11)	(13)
Current installments of long-term debt	(30)	(431)
Total	3,156	3,227
______________________________
(1)The weighted average interest rate was 1.3% and 1.3% as of June 30, 2021 and December 31, 2020, respectively.
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

The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of June 30, 2021
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	400
Available for borrowing(2)	850
______________________________
(1)The Company borrowed $400 million under its senior unsecured revolving credit facility to repay the 5.875% senior unsecured notes due June 15, 2021, which matured during the six months ended June 30, 2021.
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
Accounts Receivable Purchasing Facility
On June 18, 2021, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 18, 2024. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's unaudited consolidated balance sheet. The Company de-recognized $530 million and $595 million of accounts receivable under this agreement for the six months ended June 30, 2021 and twelve months ended December 31, 2020, respectively, and collected $530 million and $476 million of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $104 million were pledged by the SPE as collateral to the Purchasers as of June 30, 2021.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $75 million and $233 million of accounts receivable under these factoring agreements for the six months ended June 30, 2021 and twelve months ended December 31, 2020, respectively, and collected $93 million and $237 million of accounts receivable sold under these factoring agreements during the same periods.
In March 2021, the Company entered into an agreement in Singapore with a financial institution to discount, on a non-recourse basis, documentary credits or other documents recorded as accounts receivable. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $37 million of accounts receivable under this agreement for the six months ended June 30, 2021.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of June 30, 2021.
9. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	3	1	3	—	7	1	6	—
Interest cost	14	—	21	—	27	—	42	1
Expected return on plan assets	(52)	—	(49)	—	(103)	—	(99)	—
Special termination benefit	—	—	1	—	—	—	1	—
Total	(35)	1	(24)	—	(69)	1	(50)	1
Benefit obligation funding is as follows:

	As of June 30, 2021	Total Expected 2021
	(In $ millions)
Cash contributions to defined benefit pension plans	11	23
Benefit payments to nonqualified pension plans	11	20
Benefit payments to other postretirement benefit plans	2	4
Cash contributions to German multiemployer defined benefit pension plans(1)	4	9
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

The components of environmental remediation liabilities are as follows:

	As of June 30, 2021	As of December 31, 2020
	(In $ millions)
Demerger obligations (Note 16)	26	29
Divestiture obligations (Note 16)	14	15
Active sites	12	12
U.S. Superfund sites	12	11
Other environmental remediation liabilities	2	2
Total	66	69
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

In March 2016, the EPA issued its final Record of Decision concerning the remediation of the lower 8.3 miles of the Lower Passaic River Site ("Lower 8.3 Miles"). Pursuant to the EPA's Record of Decision, the Lower 8.3 Miles must be dredged bank to bank and an engineered cap must be installed at an EPA estimated cost of approximately $1.4 billion. The Company owned and/or operated facilities in the vicinity of the Lower 8.3 Miles, but has found no evidence that it contributed any of the contaminants of concern to the Passaic River. In June 2018, Occidental Chemical Corporation ("OCC"), the successor to the Diamond Alkali Company, sued a subsidiary of the Company and 119 other parties alleging claims for joint and several damages, contribution and declaratory relief under Section 107 and 113 of Superfund for costs to clean up the LPRSA portion of the Diamond Alkali Superfund Site, Occidental Chemical Corporation v. 21st Century Fox America, Inc., et al, No. 2:18-CV-11273-JLL-JAD (U.S. District Court New Jersey), alleging that each of the defendants owned or operated a facility that contributed contamination to the LPRSA. With respect to the Company, the OCC lawsuit is limited to the former Celanese facility that Essex County, New Jersey has agreed to indemnify the Company for and does not change the Company's estimated liability for LPRSA cleanup costs. The Company is vigorously defending these matters and currently believes that its ultimate allocable share of the cleanup costs with respect to the Lower Passaic River Site, estimated at less than 1%, will not be material to the Company's results of operations, cash flows or financial position. The EPA has initiated settlement discussions with a subgroup of defendants, including Celanese.
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
On July 14, 2021, the Company's Board of Directors approved a $1.0 billion increase in its Common Stock repurchase authorization. As of June 30, 2021, the Company had $563 million remaining under the previous authorization. The Company also declared a quarterly cash dividend of $0.68 per share on its Common Stock on July 14, 2021, amounting to $76 million. The cash dividend will be paid on August 9, 2021 to holders of record as of July 26, 2021.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

	Six Months Ended June 30,		Total From February 2008 Through June 30, 2021
	2021	2020
Shares repurchased	3,394,548	1,709,431	66,162,599
Average purchase price per share	$147.30	$87.87	$80.15
Shares repurchased (in $ millions)	$500	$150	$5,303
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)	$—	$—	$5,866
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.

Other Comprehensive Income (Loss), Net

	Three Months Ended June 30,
	2021			2020
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	6	1	7	(10)	4	(6)
Gain (loss) on cash flow hedges	(4)	1	(3)	1	—	1
Total	2	2	4	(9)	4	(5)

	Six Months Ended June 30,
	2021			2020
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	9	(6)	3	—	(8)	(8)
Gain (loss) on cash flow hedges	40	(9)	31	(50)	12	(38)
Pension and postretirement benefits gain (loss)	(4)	—	(4)	—	—	—
Total	45	(15)	30	(50)	4	(46)
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges (Note 14)	Pension and Postretirement Benefits Gain (Loss) (Note 9)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2020	(260)	(56)	(12)	(328)
Other comprehensive income (loss) before reclassifications	9	40	(4)	45
Income tax (provision) benefit	(6)	(9)	—	(15)
As of June 30, 2021	(257)	(25)	(16)	(298)
12. Other (Charges) Gains, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In $ millions)
Restructuring	(2)	(2)	(4)	(8)
Asset impairments	(1)	(25)	(2)	(29)
Plant/office closures	—	6	9	5
Commercial disputes	—	1	—	6
European Commission investigation	—	(2)	—	(2)
Other	—	1	—	1
Total	(3)	(21)	3	(27)

During the six months ended June 30, 2020, the Company recorded a $25 million long-lived asset impairment loss related to certain fixed assets used in compounding operations at its facilities in Kaiserslautern, Germany; Wehr, Germany and Ferrara Marconi, Italy (Note 3). In addition, during the six months ended June 30, 2020, the Company recorded a $4 million long-lived asset impairment loss related to the closure of its manufacturing operations in Lebanon, Tennessee. The long-lived asset impairment losses were measured at the date of impairment to write-down the related property, plant and equipment and were included in the Company's Engineered Materials segment.
During the six months ended June 30, 2021, the Company recorded a $9 million gain within plant/office closures related to the termination of its Ferrara Marconi, Italy office lease, which was included in the Company's Engineered Materials segment.
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetate Tow	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2020	8	1	—	2	11
Additions	3	—	—	1	4
Cash payments	(2)	—	—	(2)	(4)
Exchange rate changes	(1)	—	—	—	(1)
As of June 30, 2021	8	1	—	1	10
13. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In percentages)
Effective income tax rate	18	24	19	23
The effective income tax rate for the three and six months ended June 30, 2021, was lower compared to the same periods in 2020, primarily due to non-recurring adjustments in the prior periods to uncertain tax positions due to available attribute carryforwards and the impact of functional currency differences in offshore jurisdictions. In the current periods, these favorable differences are partially offset by increased earnings in high tax jurisdictions and adjustments of $28 million of uncertain tax positions primarily due to lending terms related to internal treasury operations recorded during the three months ended March 31, 2021.
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
The Company's 2013 through 2015 tax years are under joint examination by the U.S., German and Dutch taxing authorities. As of June 30, 2021, the examinations are still in progress and the Company is awaiting formal written communication of any proposed assessments.

14. Derivative Financial Instruments
Derivatives Designated As Hedges
Net Investment Hedges
The total notional amount of foreign currency denominated debt and cross-currency swaps designated as net investment hedges are as follows:

	As of June 30, 2021	As of December 31, 2020
	(In € millions)
Total	1,358	1,358
Cash Flow Hedges
The total notional amount of the forward-starting interest rate swap designated as a cash flow hedge is as follows:

	As of June 30, 2021	As of December 31, 2020
	(In $ millions)
Total	400	400
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of June 30, 2021	As of December 31, 2020
	(In $ millions)
Total	654	546

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended June 30,				Statement of Operations Classification
	2021	2020	2021	2020
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	12	3	—	—	Cost of sales
Interest rate swaps	(16)	(2)	—	—	Interest expense
Total	(4)	1	—	—

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 8)	(15)	(22)	—	—	N/A
Cross-currency swaps	17	(8)	—	—	N/A
Total	2	(30)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(7)	(1)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(7)	(1)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Six Months Ended June 30,				Statement of Operations Classification
	2021	2020	2021	2020
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	23	3	—	—	Cost of sales
Interest rate swaps	17	(53)	—	—	Interest expense
Total	40	(50)	—	—

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 8)	35	15	—	—	N/A
Cross-currency swaps	11	22	—	—	N/A
Total	46	37	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(4)	18	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(4)	18
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of June 30, 2021	As of December 31, 2020
	(In $ millions)
Derivative Assets
Gross amount recognized	46	26
Gross amount offset in the consolidated balance sheets	—	2
Net amount presented in the consolidated balance sheets	46	24
Gross amount not offset in the consolidated balance sheets	11	11
Net amount	35	13

	As of June 30, 2021	As of December 31, 2020
	(In $ millions)
Derivative Liabilities
Gross amount recognized	92	123
Gross amount offset in the consolidated balance sheets	—	2
Net amount presented in the consolidated balance sheets	92	121
Gross amount not offset in the consolidated balance sheets	11	11
Net amount	81	110
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of June 30, 2021
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	10	10	Current Other assets
Commodity swaps	—	21	21	Noncurrent Other assets
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	13	13	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	2	2	Current Other assets
Total assets	—	46	46
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	—	(64)	(64)	Current Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(1)	(1)	Current Other liabilities
Cross-currency swaps	—	(22)	(22)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(5)	(5)	Current Other liabilities
Total liabilities	—	(92)	(92)

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of December 31, 2020
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	2	2	Current Other assets
Commodity swaps	—	8	8	Noncurrent Other assets
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	13	13	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	1	1	Current Other assets
Total assets	—	24	24
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	—	(81)	(81)	Current Other liabilities
Commodity swaps	—	(1)	(1)	Noncurrent Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(1)	(1)	Current Other liabilities
Cross-currency swaps	—	(33)	(33)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(5)	(5)	Current Other liabilities
Total liabilities	—	(121)	(121)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of June 30, 2021
Equity investments without readily determinable fair values	171	—	—	—
Insurance contracts in nonqualified trusts	28	29	—	29
Long-term debt, including current installments of long-term debt	3,197	3,174	188	3,362
As of December 31, 2020
Equity investments without readily determinable fair values	171	—	—	—
Insurance contracts in nonqualified trusts	30	31	—	31
Long-term debt, including current installments of long-term debt	3,671	3,644	201	3,845
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
As of June 30, 2021, and December 31, 2020, the fair values of cash and cash equivalents, receivables, marketable securities, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of June 30, 2021 are $98 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $116 million as of June 30, 2021. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of June 30, 2021, the Company had unconditional purchase obligations of $3.3 billion, which extend through 2042.
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

17. Segment Information

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended June 30, 2021
Net sales	682	138	1,409	—	(31)	(1)	2,198
Other (charges) gains, net (Note 12)	(1)	—	—	(2)	—		(3)
Operating profit (loss)	123	24	516	(96)	—		567
Equity in net earnings (loss) of affiliates	32	—	2	3	—		37
Depreciation and amortization	35	9	43	4	—		91
Capital expenditures	33	10	65	5	—		113	(2)
	Three Months Ended June 30, 2020
Net sales	420	127	662	—	(16)	(1)	1,193
Other (charges) gains, net (Note 12)	(25)	—	5	(1)	—		(21)
Operating profit (loss)	(13)	31	121	(56)	—		83
Equity in net earnings (loss) of affiliates	26	—	—	5	—		31
Depreciation and amortization	32	9	42	4	—		87
Capital expenditures	28	6	38	8	—		80	(2)
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes an increase in accrued capital expenditures of $3 million and a decrease of $8 million for the three months ended June 30, 2021 and 2020, respectively.

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Six Months Ended June 30, 2021
Net sales	1,327	257	2,465	—	(53)	(1)	3,996
Other (charges) gains, net (Note 12)	6	—	—	(3)	—		3
Operating profit (loss)	253	40	767	(167)	—		893
Equity in net earnings (loss) of affiliates	57	—	4	5	—		66
Depreciation and amortization	70	19	84	8	—		181
Capital expenditures	56	21	98	11	—		186	(2)
	As of June 30, 2021
Goodwill and intangible assets, net	1,002	154	291	—	—		1,447
Total assets	4,138	1,057	4,461	1,564	—		11,220
	Six Months Ended June 30, 2020
Net sales	983	256	1,461	—	(47)	(1)	2,653
Other (charges) gains, net (Note 12)	(25)	(1)	5	(6)	—		(27)
Operating profit (loss)	89	58	256	(126)	—		277
Equity in net earnings (loss) of affiliates	79	—	1	8	—		88
Depreciation and amortization	66	17	81	8	—		172
Capital expenditures	52	16	81	17	—		166	(2)
	As of December 31, 2020
Goodwill and intangible assets, net	1,030	154	301	—	—		1,485
Total assets	3,990	975	3,930	2,014	—		10,909
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes a decrease in accrued capital expenditures of $16 million and $41 million for the six months ended June 30, 2021 and 2020, respectively.
18. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of June 30, 2021, the Company had $584 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $147 million of its remaining performance obligations as Net sales in 2021, $202 million in 2022, $126 million in 2023 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Current and Noncurrent Other liabilities in the unaudited consolidated balance sheets (Note 7).
The Company does not have any material contract assets as of June 30, 2021.
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
The Company manages its Acetyl Chain business segment by leveraging its ability to sell chemicals externally to end-use markets or downstream to its emulsion polymers, redispersible powders and ethylene vinyl acetate ("EVA") polymers businesses. Decisions to sell externally and geographically or downstream and along the Acetyl Chain are based on market demand, trade flows and maximizing the value of its chemicals. Therefore, the Company's strategic focus is on executing within this integrated chain model and less on driving product-specific revenue.
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In $ millions)
Engineered Materials
North America	188	111	352	273
Europe and Africa	304	183	600	443
Asia-Pacific	169	117	333	240
South America	21	9	42	27
Total	682	420	1,327	983

Acetate Tow
North America	25	27	53	48
Europe and Africa	72	68	140	139
Asia-Pacific	38	29	60	61
South America	3	3	4	8
Total	138	127	257	256

Acetyl Chain
North America	360	208	641	482
Europe and Africa	420	236	730	502
Asia-Pacific	567	190	990	397
South America	31	12	51	33
Total(1)	1,378	646	2,412	1,414
______________________________
(1)Excludes intersegment sales of $31 million and $16 million for the three months ended June 30, 2021 and 2020, respectively. Excludes intersegment sales of $53 million and $47 million for the six months ended June 30, 2021 and 2020, respectively.

19. Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	542	110	865	335
Earnings (loss) from discontinued operations	(4)	(3)	(5)	(10)
Net earnings (loss)	538	107	860	325

Weighted average shares - basic	112,294,274	118,339,872	112,899,459	118,795,780
Incremental shares attributable to equity awards(1)	464,365	427,761	571,122	581,735
Weighted average shares - diluted	112,758,639	118,767,633	113,470,581	119,377,515
______________________________
(1)There were no antidilutive equity award shares excluded for the three and six months ended June 30, 2021. There were 120,210 and 89,241 equity award shares excluded for the three and six months ended June 30, 2020, respectively, as their effect would have been antidilutive.

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
COVID-19 Update
The COVID-19 pandemic and the various responses thereto, including government-imposed quarantines, stay-at-home restrictions, travel restrictions and other public health and safety measures, continue to evolve. Our employees' health and well-being continue to be of vital importance and we continue to monitor the pandemic in the areas where we have employees and operations. We implemented government recommended protocols and best practices related to social distancing and hygiene. We implemented careful return-to-office efforts in accordance with government regulations and recommended protocols.
After declining during 2020, consumer demand for most applications has increased and rebounded to pre-COVID-19 levels within many regions of the world, which has positively impacted our results of operations. Where we temporarily reduced run rates in prior quarters, our plants are now operating at more normalized levels, and we have been able to maintain a largely consistent supply chain. We currently anticipate that the extent to which COVID-19 impacts customer demand will continue to moderate, subject to effective rollout of vaccines and the impact of resurgences and other variants of COVID-19.
Due to potential impacts of COVID-19 resurgences and variants, some uncertainty remains in the pandemic's future duration and scope. The extent to which resurgences or other variants of COVID-19 may adversely impact demand, and therefore our business, financial condition and results of operations will depend on numerous factors, including the effectiveness of vaccines, the extent and locations of any resurgences of the virus, health and safety measures and the continuing impact of the pandemic on supply chains (including the availability and cost of transportation and materials). These factors are uncertain, rapidly changing and cannot be predicted. For further information regarding the impact COVID-19 could have on our business, financial condition and results of operations, see Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020. For further discussion of our liquidity condition, see Liquidity and Capital Resources in this Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Risk Factors
See Part I - Item 1A. Risk Factors of our 2020 Form 10-K for a description of certain risk factors that you should consider which could significantly affect our financial results. In addition, the following factors, among others, could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements:
•the extent to which resurgences or other variants of COVID-19 adversely impact the economic environment, market demand and our operations, as well as the pace of any economic recovery;
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
•changes in applicable tariffs, duties and trade agreements, tax rates or legislation throughout the world including, but not limited to, adjustments, changes in estimates or interpretations that may impact recorded or future tax liabilities and the impacts of potential regulatory and legislative tax developments in the United States or other jurisdictions;
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
On June 30, 2021, we signed a definitive agreement to acquire the Santoprene™ thermoplastic vulcanizates ("TPV") elastomers business of Exxon Mobil Corporation. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.

Results of Operations
Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	2,198	1,193	1,005	3,996	2,653	1,343
Gross profit	761	242	519	1,246	590	656
Selling, general and administrative ("SG&A") expenses	(161)	(114)	(47)	(298)	(239)	(59)
Other (charges) gains, net	(3)	(21)	18	3	(27)	30
Operating profit (loss)	567	83	484	893	277	616
Equity in net earnings (loss) of affiliates	37	31	6	66	88	(22)
Non-operating pension and other postretirement employee benefit (expense) income	38	27	11	76	55	21
Interest expense	(24)	(27)	3	(49)	(55)	6
Dividend income - equity investments	37	32	5	79	69	10
Earnings (loss) from continuing operations before tax	660	147	513	1,069	439	630
Earnings (loss) from continuing operations	544	112	432	868	339	529
Earnings (loss) from discontinued operations	(4)	(3)	(1)	(5)	(10)	5
Net earnings (loss)	540	109	431	863	329	534
Net earnings (loss) attributable to Celanese Corporation	538	107	431	860	325	535
Other Data
Depreciation and amortization	91	87	4	181	172	9
SG&A expenses as a percentage of Net sales	7.3%	9.6%		7.5%	9.0%
Operating margin(1)	25.8%	7.0%		22.3%	10.4%
Other (charges) gains, net
Restructuring	(2)	(2)	—	(4)	(8)	4
Asset impairments	(1)	(25)	24	(2)	(29)	27
Plant/office closures	—	6	(6)	9	5	4
Commercial disputes	—	1	(1)	—	6	(6)
European Commission investigation	—	(2)	2	—	(2)	2
Other	—	1	(1)	—	1	(1)
Total Other (charges) gains, net	(3)	(21)	18	3	(27)	30
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of June 30, 2021	As of December 31, 2020
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,054	955

Short-term borrowings and current installments of long-term debt - third party and affiliates	500	496
Long-term debt, net of unamortized deferred financing costs	3,156	3,227
Total debt	3,656	3,723

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	43	11	8	—	62
Acetate Tow	10	(1)	—	—	9
Acetyl Chain	27	83	3	—	113
Total Company	31	50	4	(1)	84
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	22	6	7	—	35
Acetate Tow	—	—	—	—	—
Acetyl Chain	15	51	3	—	69
Total Company	16	31	4	—	51
Consolidated Results
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Net sales increased $1.0 billion, or 84%, for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•higher pricing in most of our segments, primarily driven by our Acetyl Chain segment due to increased customer demand and supply constraints across all regions;
•higher volume across all of our segments, primarily due to increased demand across all regions due to recovery from the COVID-19 pandemic; and
•a favorable currency impact resulting from a stronger Euro relative to the U.S. dollar.
Selling, general and administrative expenses increased $47 million, or 41.2%, for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•an increase in functional spending and incentive compensation costs of $38 million in Other Activities.
Operating profit increased $484 million, or 583%, for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•higher Net sales across all of our segments; and
•lower plant turnaround costs in our Engineered Materials segment;
partially offset by:
•higher raw material costs within our Acetyl Chain and Engineered Materials segments;
•higher spending across all of our segments, primarily as a result of plant operating and administrative expenses; and

•higher energy costs across all of our segments.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net sales increased $1.3 billion, or 51%, for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•higher pricing in most of our segments, primarily driven by our Acetyl Chain segment due to increased customer demand and supply constraints across all regions;
•higher volume in our Engineered Materials and Acetyl Chain segments, primarily due to increased demand across most regions due to recovery from the COVID-19 pandemic; and
•a favorable currency impact resulting from a stronger Euro relative to the U.S. dollar.
Selling, general and administrative expenses increased $59 million, or 24.7%, for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•an increase in functional spending and incentive compensation costs of $41 million in Other Activities.
Operating profit increased $616 million, or 222%, for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•higher Net sales across most of our segments; and
•lower plant turnaround costs in our Engineered Materials and Acetyl Chain segments;
partially offset by:
•higher raw material costs within our Acetyl Chain and Engineered Materials segments;
•higher energy costs across all of our segments; and
•higher spending across all of our segments, primarily as a result of plant operating and administrative expenses, as well as fixed overhead, freeze-related repairs and restart costs resulting from Winter Storm Uri.
Equity in net earnings (loss) of affiliates decreased $22 million for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•a decrease in equity investment in earnings of $23 million from the previously disclosed sale of our investment in Polyplastics completed in October 2020.
Non-operating pension and other postretirement employee benefit income increased $21 million, or 38.2%, for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•lower interest cost.
Our effective income tax rate for the three and six months ended June 30, 2021 was 18% and 19%, respectively, compared to 24% and 23%, respectively, for the same periods in 2020. The lower effective income tax rate for the three and six months ended June 30, 2021 compared to the same periods in 2020 was primarily due to non-recurring adjustments in the prior period to uncertain tax positions due to available attribute carryforwards and the impact of functional currency differences in offshore jurisdictions, partially offset by increased earnings in high tax jurisdictions and adjustments to uncertain tax positions due to lending terms related to internal treasury operations. See Note 13 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

Business Segments
Engineered Materials

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2021	2020			2021	2020
	(unaudited)
	(In $ millions, except percentages)
Net sales	682	420	262	62.4%	1,327	983	344	35.0%
Net Sales Variance
Volume	43%				22%
Price	11%				6%
Currency	8%				7%
Other	—%				—%
Other (charges) gains, net	(1)	(25)	24	96.0%	6	(25)	31	124.0%
Operating profit (loss)	123	(13)	136	1,046.2%	253	89	164	184.3%
Operating margin	18.0%	(3.1)%			19.1%	9.1%
Equity in net earnings (loss) of affiliates	32	26	6	23.1%	57	79	(22)	(27.8)%
Depreciation and amortization	35	32	3	9.4%	70	66	4	6.1%
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
The pricing of products within the Engineered Materials segment is primarily based on the value of the material we produce and is generally independent of changes in the cost of raw materials, but may be impacted during periods of inflation and increased costs. Therefore, in general, margins may expand or contract in response to changes in raw material costs.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Net sales increased for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•higher volume for all of our products driven by increased demand across all regions due to recovery from the COVID-19 pandemic;
•higher pricing for most of our products, primarily due to higher raw material costs and product mix; and
•a favorable currency impact resulting from a stronger Euro relative to the U.S. dollar.
Operating profit increased for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•higher Net sales;
•a favorable impact of $24 million to Other (charges) gains, net. During the three months ended June 30, 2020, we recorded a $25 million long-lived asset impairment loss related to certain fixed assets used in compounding operations at our facilities in Kaiserslautern, Germany; Wehr, Germany and Ferrara Marconi, Italy, which did not recur in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information; and
•lower plant turnaround costs of $17 million, primarily related to our Bishop plant in 2020;

partially offset by:
•higher raw material costs across all products and increased distribution costs as a result of higher logistical costs and global shipping constraints;
•higher energy costs of $14 million, primarily for steam; and
•higher spending of $10 million, primarily as a result of plant operating and administrative expenses.
Equity in net earnings (loss) of affiliates increased for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•an increase in equity investment in earnings of $8 million and $6 million from our Ibn Sina and KEPCO strategic affiliates, respectively, primarily due to global economic recovery and higher oil prices;
partially offset by:
•a decrease in equity investment in earnings of $11 million from the previously disclosed sale of our investment in Polyplastics completed in October 2020.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net sales increased for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•higher volume for most of our products driven by increased demand across all regions due to recovery from the COVID-19 pandemic;
•a favorable currency impact resulting from a stronger Euro relative to the U.S. dollar; and
•higher pricing for most of our products, primarily due to higher raw material costs and product mix.
Operating profit increased for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•higher Net sales;
•a favorable impact of $31 million to Other (charges) gains, net. During the six months ended June 30, 2020, we recorded a $25 million long-lived asset impairment loss related to certain fixed assets used in compounding operations at our facilities in Kaiserslautern, Germany; Wehr, Germany and Ferrara Marconi, Italy, which did not recur in the current year. During the six months ended June 30, 2021, we recorded a $9 million gain on the termination of our Ferrara Marconi, Italy office lease. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information; and
•lower plant turnaround costs of $20 million, primarily related to our Bishop plant in 2020;
partially offset by:
•higher raw material costs across most products and increased distribution costs as a result of higher logistical costs and global shipping constraints;
•higher energy costs of $22 million, primarily for steam; and
•higher spending of $13 million, primarily as a result of plant operating and administrative expenses.
Equity in net earnings (loss) of affiliates decreased for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•a decrease in equity investment in earnings of $23 million from the previously disclosed sale of our investment in Polyplastics completed in October 2020.

Acetate Tow

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2021	2020			2021	2020
	(unaudited)
	(In $ millions, except percentages)
Net sales	138	127	11	8.7%	257	256	1	0.4%
Net Sales Variance
Volume	10%				—%
Price	(1)%				—%
Currency	—%				—%
Other	—%				—%
Other (charges) gains, net	—	—	—	—%	—	(1)	1	100.0%
Operating profit (loss)	24	31	(7)	(22.6)%	40	58	(18)	(31.0)%
Operating margin	17.4%	24.4%			15.6%	22.7%
Dividend income - equity investments	37	32	5	15.6%	78	69	9	13.0%
Depreciation and amortization	9	9	—	—%	19	17	2	11.8%
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
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Net sales increased for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•higher acetate tow volume primarily related to timing of orders as a result of acetic acid supply disruptions from Winter Storm Uri.
Operating profit decreased for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•higher spending and energy costs of $10 million, primarily related to higher plant operating costs and natural gas pricing; partially offset by higher Net sales.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net sales were flat for the six months ended June 30, 2021 compared to the same period in 2020.
Operating profit decreased for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•higher spending and energy costs of $16 million, primarily related to higher plant operating costs and natural gas pricing;
Dividend income from equity investments increased for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•higher earnings from our Nantong Cellulose Fibers Co. Ltd. and Kunming Cellulose Fibers Co. Ltd. joint ventures related to higher volumes due to stronger financial performance and a favorable currency impact.

Acetyl Chain

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2021	2020			2021	2020
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,409	662	747	112.8%	2,465	1,461	1,004	68.7%
Net Sales Variance
Volume	27%				15%
Price	83%				51%
Currency	3%				3%
Other	—%				—%
Other (charges) gains, net	—	5	(5)	(100.0)%	—	5	(5)	(100.0)%
Operating profit (loss)	516	121	395	326.4%	767	256	511	199.6%
Operating margin	36.6%	18.3%			31.1%	17.5%
Depreciation and amortization	43	42	1	2.4%	84	81	3	3.7%
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
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Net sales increased for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•higher pricing for all of our products, primarily due to increased customer demand and supply constraints across all regions;
•higher volume for most of our products driven by increased demand across most regions due to recovery from the COVID-19 pandemic; and
•a favorable currency impact resulting from a stronger Euro relative to the U.S. dollar.
Operating profit increased for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•higher Net sales;
partially offset by:
•higher raw material costs, primarily for ethylene, methanol and carbon monoxide, as well as higher sourcing and distribution costs due to stronger demand and tighter market conditions;

•higher spending of $29 million, primarily as a result of increased plant operating and maintenance expenses; and
•higher energy costs of $10 million, primarily driven by price increases for steam and electricity, as well as increased consumption.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net sales increased for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•higher pricing for all of our products, primarily due to increased customer demand and supply constraints across all regions;
•higher volume for most of our products driven by increased demand across most regions due to recovery from the COVID-19 pandemic; and
•a favorable currency impact resulting from a stronger Euro relative to the U.S. dollar.
Operating profit increased for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•higher Net sales; and
•lower plant turnaround costs of $11 million, primarily related to our joint venture, Fairway, and Clear Lake plants in 2020;
partially offset by:
•higher raw material costs, primarily for ethylene, methanol and carbon monoxide, as well as higher sourcing and distribution costs due to stronger demand and tighter market conditions;
•higher spending of $56 million, primarily as a result of fixed overhead, freeze-related repairs and restart costs resulting from Winter Storm Uri and increased plant operating and maintenance expenses; and
•higher energy costs of $30 million, primarily due to supply disruptions caused by Winter Storm Uri.

Other Activities

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2021	2020			2021	2020
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	(2)	(1)	(1)	(100.0)%	(3)	(6)	3	50.0%
Operating profit (loss)	(96)	(56)	(40)	(71.4)%	(167)	(126)	(41)	(32.5)%
Equity in net earnings (loss) of affiliates	3	5	(2)	(40.0)%	5	8	(3)	(37.5)%
Non-operating pension and other postretirement employee benefit (expense) income	38	27	11	40.7%	76	55	21	38.2%
Dividend income - equity investments	—	—	—	—%	1	—	1	100.0%
Depreciation and amortization	4	4	—	—%	8	8	—	—%
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
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Operating loss increased for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•higher functional spending and incentive compensation costs of $38 million.
Non-operating pension and other postretirement employee benefit income increased for the three months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•lower interest cost.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Operating loss increased for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•higher functional spending and incentive compensation costs of $41 million.
Non-operating pension and other postretirement employee benefit income increased for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•lower interest cost.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facility. As of June 30, 2021, we have $850 million available for borrowing under our senior unsecured revolving credit facility, if required, in meeting our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $1.1 billion as of June 30, 2021. We are actively managing our business to maintain cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
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
Cash Flows
Cash and cash equivalents increased $99 million to $1.1 billion as of June 30, 2021 compared to December 31, 2020. As of June 30, 2021, $908 million of the $1.1 billion of cash and cash equivalents was held by our foreign subsidiaries. Upon adoption of the TCJA, we previously incurred a charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations.
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $95 million to $543 million for the six months ended June 30, 2021 compared to $638 million for the same period in 2020. Net cash provided by operating activities for the six months ended June 30, 2021 decreased, primarily due to:
•unfavorable trade working capital of $389 million, primarily due to an increase in trade receivables and inventory, partially offset by an increase in trade payables. Trade receivables increased primarily as a result of the increase in Net sales and inventory increased primarily as a result of higher costs for raw materials during the six months ended June 30, 2021. Payables increased as a result of the timing of settlement of trade payables;

•an increase in VAT taxes receivable, primarily due to timing of refunds and COVID-19 relief measures during the six months ended June 30, 2020, which did not recur in the current year; and
•a payment for the European Commission settlement of $100 million, see Note 16 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for further information;
partially offset by:
•an increase in Net earnings.
•Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities increased $584 million to $275 million for the six months ended June 30, 2021 compared to net cash used in investing activities of $309 million for the same period in 2020, primarily due to:
•an increase in proceeds from the sale of marketable securities of $500 million; and
•a net cash outflow of $88 million related to the acquisition of Nouryon's redispersible polymer powders business offered under the Elotex® brand in April 2020.
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $467 million to $715 million for the six months ended June 30, 2021 compared to $248 million for the same period in 2020, primarily due to:
•an increase in repayments on long-term debt of $399 million, primarily due to the maturity of the 5.875% senior unsecured notes due June 15, 2021 ("5.875% Notes"); and
•an increase in share repurchases of our Common Stock of $350 million during the six months ended June 30, 2021.
partially offset by:
•an increase in net borrowings on short-term debt of $286 million, primarily due to borrowings under the senior unsecured revolving credit facility to repay the 5.875% Notes which matured during the six months ended June 30, 2021.
Debt and Other Obligations
There have been no material changes to our debt or other obligations described in our 2020 Form 10-K other than those disclosed above and in Note 8 - Debt in the accompanying unaudited interim consolidated financial statements.
Accounts Receivable Purchasing Facility
On June 18, 2021, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $530 million and $595 million of accounts receivable under this agreement for the six months ended June 30, 2021 and twelve months ended December 31, 2020, respectively, and collected $530 million and $476 million of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $104 million were pledged by the SPE as collateral to the Purchasers as of June 30, 2021.
Factoring and Discounting Agreements
We have factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. We de-recognized $75 million and $233 million of accounts receivable under these factoring agreements for the six months ended June 30, 2021 and twelve months December 31, 2020, respectively, and collected $93 million and $237 million of accounts receivable sold under these factoring agreements during the same periods.

In March 2021, we entered into an agreement in Singapore with a financial institution to discount, on a non-recourse basis, documentary credits or other documents recorded as accounts receivable. We de-recognized $37 million of accounts receivable under this agreement for the six months ended June 30, 2021.
Guarantor Financial Information
The Senior Notes were issued by Celanese U.S. ("Issuer") and are guaranteed by Celanese Corporation ("Parent Guarantor") and the Subsidiary Guarantors (collectively the "Obligor Group"). See Note 8 - Debt in the accompanying unaudited interim consolidated financial statements for further information. The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Parent Guarantor and Subsidiary Guarantors represent substantially all of our U.S. assets and business operations. The Subsidiary Guarantors are listed in Exhibit 22.1 to this Quarterly Report.
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
For cash management purposes, we transfer cash among the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. While the non-guarantor subsidiaries do not guarantee the Issuer's obligations under our outstanding debt, the transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Senior Notes, Credit Agreement, other outstanding debt, Common Stock dividends and Common Stock repurchases.
The summarized financial information of the Obligor Group is presented below on a combined basis after the elimination of: (i) intercompany transactions among such entities and (ii) equity in earnings from and investments in the non-guarantor subsidiaries. Transactions with, and amounts due to or from, non-guarantor subsidiaries and affiliates are separately disclosed.

Six Months Ended June 30, 2021
(In $ millions)
(unaudited)
Net sales to third parties	779
Net sales to non-guarantor subsidiaries	422
Total net sales	1,201
Gross profit	156
Earnings (loss) from continuing operations	28
Net earnings (loss)	22
Net earnings (loss) attributable to the Obligor Group	22

	As of June 30, 2021	As of December 31, 2020
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	338	318
Other current assets	924	1,597
Total current assets	1,262	1,915
Goodwill	399	399
Other noncurrent assets	3,667	3,519
Total noncurrent assets	4,066	3,918
Current liabilities due to non-guarantor subsidiaries	1,224	1,206
Current liabilities due to affiliates	70	58
Other current liabilities	1,007	958
Total current liabilities	2,301	2,222
Noncurrent liabilities due to non-guarantor subsidiaries	1,590	1,593
Other noncurrent liabilities	3,581	3,648
Total noncurrent liabilities	5,171	5,241
Share Capital
On July 14, 2021, our Board of Directors approved a $1.0 billion increase in our Common Stock repurchase authorization. As of June 30, 2021, we had $563 million remaining under the previous authorization. We also declared a quarterly cash dividend of $0.68 per share on our Common Stock on July 14, 2021, amounting to $76 million.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2021, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended June 30, 2021 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
April 1 - 30, 2021	—	$—	—	$813,000,000
May 1 - 31, 2021	572,257	$165.62	572,257	$718,000,000
June 1 - 30, 2021	990,321	$156.74	990,321	$563,000,000
Total	1,562,578		1,562,578
______________________________
(1)May include shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.
(2)As of June 30, 2021, our Board of Directors had authorized the repurchase of $5.9 billion of our Common Stock since February 2008. On July 14, 2021, our Board of Directors approved a $1.0 billion increase in our Common Stock repurchase authorization.
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

3.2	Sixth Amended and Restated By-laws, amended effective July 15, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2019).

10.1*	Form of 2021 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors).

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Lori J. Ryerkerk
Chairman of the Board of Directors,
Chief Executive Officer and President

	Date:	July 23, 2021

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
Executive Vice President and
Chief Financial Officer

	Date:	July 23, 2021