Form 10-Q
period 2021-09-30
Celanese Corp
filed 2021-10-22
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2021
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

(972) 443-4000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	CE	The New York Stock Exchange
1.125% Senior Notes due 2023	CE /23	The New York Stock Exchange
1.250% Senior Notes due 2025	CE /25	The New York Stock Exchange
2.125% Senior Notes due 2027	CE /27	The New York Stock Exchange
0.625% Senior Notes due 2028	CE /28	The New York Stock Exchange
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
Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of October 15, 2021 was 108,870,848.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended September 30, 2021

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In $ millions, except share and per share data)
Net sales	2,266	1,411	6,262	4,064
Cost of sales	(1,551)	(1,084)	(4,301)	(3,147)
Gross profit	715	327	1,961	917
Selling, general and administrative expenses	(165)	(106)	(463)	(345)
Amortization of intangible assets	(6)	(6)	(17)	(17)
Research and development expenses	(21)	(19)	(63)	(54)
Other (charges) gains, net	—	(10)	3	(37)
Foreign exchange gain (loss), net	2	(2)	2	(2)
Gain (loss) on disposition of businesses and assets, net	11	—	6	(1)
Operating profit (loss)	536	184	1,429	461
Equity in net earnings (loss) of affiliates	44	25	110	113
Non-operating pension and other postretirement employee benefit (expense) income	37	28	113	83
Interest expense	(21)	(28)	(70)	(83)
Refinancing expense	(9)	—	(9)	—
Interest income	2	1	7	4
Dividend income - equity investments	35	29	114	98
Other income (expense), net	(2)	2	(3)	4
Earnings (loss) from continuing operations before tax	622	241	1,691	680
Income tax (provision) benefit	(102)	(30)	(303)	(130)
Earnings (loss) from continuing operations	520	211	1,388	550
Earnings (loss) from operation of discontinued operations	(17)	(2)	(24)	(13)
Income tax (provision) benefit from discontinued operations	4	—	6	1
Earnings (loss) from discontinued operations	(13)	(2)	(18)	(12)
Net earnings (loss)	507	209	1,370	538
Net (earnings) loss attributable to noncontrolling interests	(1)	(2)	(4)	(6)
Net earnings (loss) attributable to Celanese Corporation	506	207	1,366	532
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	519	209	1,384	544
Earnings (loss) from discontinued operations	(13)	(2)	(18)	(12)
Net earnings (loss)	506	207	1,366	532
Earnings (loss) per common share - basic
Continuing operations	4.70	1.77	12.35	4.59
Discontinued operations	(0.12)	(0.02)	(0.16)	(0.10)
Net earnings (loss) - basic	4.58	1.75	12.19	4.49
Earnings (loss) per common share - diluted
Continuing operations	4.67	1.76	12.28	4.57
Discontinued operations	(0.11)	(0.01)	(0.16)	(0.10)
Net earnings (loss) - diluted	4.56	1.75	12.12	4.47
Weighted average shares - basic	110,532,051	118,045,476	112,101,651	118,543,853
Weighted average shares - diluted	111,044,558	118,564,820	112,699,297	119,119,203
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In $ millions)
Net earnings (loss)	507	209	1,370	538
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(15)	(3)	(12)	(11)
Gain (loss) on cash flow hedges	(15)	5	16	(33)
Pension and postretirement benefits	—	—	(4)	—
Total other comprehensive income (loss), net of tax	(30)	2	—	(44)
Total comprehensive income (loss), net of tax	477	211	1,370	494
Comprehensive (income) loss attributable to noncontrolling interests	(1)	(2)	(4)	(6)
Comprehensive income (loss) attributable to Celanese Corporation	476	209	1,366	488

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2021	As of December 31, 2020
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	1,340	955
Trade receivables - third party and affiliates	1,172	792
Non-trade receivables, net	566	450
Inventories	1,159	978
Marketable securities	28	533
Other assets	90	55
Total current assets	4,355	3,763
Investments in affiliates	842	820
Property, plant and equipment (net of accumulated depreciation - 2021: $3,424; 2020: $3,279)	3,924	3,939
Operating lease right-of-use assets	231	232
Deferred income taxes	254	259
Other assets	543	411
Goodwill	1,131	1,166
Intangible assets, net	303	319
Total assets	11,583	10,909
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	103	496
Trade payables - third party and affiliates	1,042	797
Other liabilities	529	680
Income taxes payable	138	—
Total current liabilities	1,812	1,973
Long-term debt, net of unamortized deferred financing costs	3,724	3,227
Deferred income taxes	537	509
Uncertain tax positions	272	240
Benefit obligations	592	643
Operating lease liabilities	197	208
Other liabilities	178	214
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2021 and 2020: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2021: 169,720,379 issued and 109,180,323 outstanding; 2020: 169,402,979 issued and 114,168,464 outstanding)	—	—
Treasury stock, at cost (2021: 60,540,056 shares; 2020: 55,234,515 shares)	(5,293)	(4,494)
Additional paid-in capital	313	257
Retained earnings	9,227	8,091
Accumulated other comprehensive income (loss), net	(328)	(328)
Total Celanese Corporation stockholders' equity	3,919	3,526
Noncontrolling interests	352	369
Total equity	4,271	3,895
Total liabilities and equity	11,583	10,909

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended September 30,
	2021		2020
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	111,115,442	—	118,288,296	—
Purchases of treasury stock	(1,938,179)	—	(1,060,890)	—
Stock awards	3,060	—	2,383	—
Balance as of the end of the period	109,180,323	—	117,229,789	—
Treasury Stock
Balance as of the beginning of the period	58,601,877	(4,993)	51,083,026	(3,995)
Purchases of treasury stock, including related fees	1,938,179	(300)	1,060,890	(111)
Balance as of the end of the period	60,540,056	(5,293)	52,143,916	(4,106)
Additional Paid-In Capital
Balance as of the beginning of the period		292		252
Stock-based compensation, net of tax		21		(4)
Balance as of the end of the period		313		248
Retained Earnings
Balance as of the beginning of the period		8,797		6,576
Net earnings (loss) attributable to Celanese Corporation		506		207
Common stock dividends		(76)		(73)
Balance as of the end of the period		9,227		6,710
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(298)		(346)
Other comprehensive income (loss), net of tax		(30)		2
Balance as of the end of the period		(328)		(344)
Total Celanese Corporation stockholders' equity		3,919		2,508
Noncontrolling Interests
Balance as of the beginning of the period		359		382
Net earnings (loss) attributable to noncontrolling interests		1		2
Distributions to noncontrolling interests		(8)		(8)
Balance as of the end of the period		352		376
Total equity		4,271		2,884

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	2021		2020
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	114,168,464	—	119,555,207	—
Purchases of treasury stock	(5,332,727)	—	(2,770,321)	—
Stock awards	344,586	—	444,903	—
Balance as of the end of the period	109,180,323	—	117,229,789	—
Treasury Stock
Balance as of the beginning of the period	55,234,515	(4,494)	49,417,965	(3,846)
Purchases of treasury stock, including related fees	5,332,727	(800)	2,770,321	(261)
Issuance of treasury stock under stock plans	(27,186)	1	(44,370)	1
Balance as of the end of the period	60,540,056	(5,293)	52,143,916	(4,106)
Additional Paid-In Capital
Balance as of the beginning of the period		257		254
Stock-based compensation, net of tax		56		(6)
Balance as of the end of the period		313		248
Retained Earnings
Balance as of the beginning of the period		8,091		6,399
Net earnings (loss) attributable to Celanese Corporation		1,366		532
Common stock dividends		(230)		(221)
Balance as of the end of the period		9,227		6,710
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(328)		(300)
Other comprehensive income (loss), net of tax		—		(44)
Balance as of the end of the period		(328)		(344)
Total Celanese Corporation stockholders' equity		3,919		2,508
Noncontrolling Interests
Balance as of the beginning of the period		369		391
Net earnings (loss) attributable to noncontrolling interests		4		6
Distributions to noncontrolling interests		(21)		(21)
Balance as of the end of the period		352		376
Total equity		4,271		2,884

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020
	(In $ millions)
Operating Activities
Net earnings (loss)	1,370	538
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	2	31
Depreciation, amortization and accretion	278	265
Pension and postretirement net periodic benefit cost	(102)	(74)
Pension and postretirement contributions	(36)	(35)
Deferred income taxes, net	9	(90)
(Gain) loss on disposition of businesses and assets, net	(7)	1
Stock-based compensation	76	17
Undistributed earnings in unconsolidated affiliates	(48)	(2)
Other, net	21	15
Operating cash provided by (used in) discontinued operations	14	7
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(402)	196
Inventories	(207)	78
Other assets	(150)	68
Trade payables - third party and affiliates	259	(57)
Other liabilities	96	111
Net cash provided by (used in) operating activities	1,173	1,069
Investing Activities
Capital expenditures on property, plant and equipment	(304)	(279)
Acquisitions, net of cash acquired	(15)	(100)
Proceeds from sale of businesses and assets, net	22	17
Proceeds from sale of marketable securities	500	—
Other, net	(36)	(25)
Net cash provided by (used in) investing activities	167	(387)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	17	170
Proceeds from short-term borrowings	—	306
Repayments of short-term borrowings	(6)	(452)
Proceeds from long-term debt	991	—
Repayments of long-term debt	(778)	(23)
Purchases of treasury stock, including related fees	(803)	(272)
Common stock dividends	(230)	(221)
Distributions to noncontrolling interests	(21)	(21)
Settlement of forward-starting interest rate swaps	(72)	—
Other, net	(41)	(25)
Net cash provided by (used in) financing activities	(943)	(538)
Exchange rate effects on cash and cash equivalents	(12)	8
Net increase (decrease) in cash and cash equivalents	385	152
Cash and cash equivalents as of beginning of period	955	463
Cash and cash equivalents as of end of period	1,340	615

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire year.
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

The exit and shutdown costs related to the Forli, Italy consolidation were as follows:

Nine Months Ended September 30, 2021
(In $ millions)
Accelerated depreciation expense	5
Plant/office closures(1)	(9)
Total	(4)
______________________________
(1)Included in Other (charges) gains, net in the unaudited interim consolidated statement of operations (Note 12).
The Company expects to incur additional exit and shutdown costs related to the Forli, Italy consolidation of approximately $12 million through 2022.
4. Inventories

	As of September 30, 2021	As of December 31, 2020
	(In $ millions)
Finished goods	736	653
Work-in-process	74	74
Raw materials and supplies	349	251
Total	1,159	978
5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetate Tow	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2020	768	149	249	1,166
Acquisitions	4	—	2	6
Exchange rate changes	(28)	—	(13)	(41)
As of September 30, 2021(1)	744	149	238	1,131
______________________________
(1)There were no accumulated impairment losses as of September 30, 2021.
The Company assesses the recoverability of the carrying amount of its reporting unit goodwill either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2021 as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2020	44	724	45	56	869
Acquisitions	—	8	—	—	8
Exchange rate changes	—	(26)	(1)	—	(27)
As of September 30, 2021	44	706	44	56	850
Accumulated Amortization
As of December 31, 2020	(38)	(555)	(40)	(39)	(672)
Amortization	(1)	(13)	(2)	(1)	(17)
Exchange rate changes	—	23	1	—	24
As of September 30, 2021	(39)	(545)	(41)	(40)	(665)
Net book value	5	161	3	16	185
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2020	122
Exchange rate changes	(4)
As of September 30, 2021	118
The Company assesses the recoverability of the carrying amount of its indefinite-lived intangible assets either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company did not record an impairment loss to indefinite-lived intangible assets during the nine months ended September 30, 2021 as the estimated fair value of each of the Company's indefinite-lived intangible assets exceeded the carrying value of the underlying assets by a substantial margin.
During the nine months ended September 30, 2021, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2022	22
2023	20
2024	19
2025	19
2026	18

6. Current Other Liabilities

	As of September 30, 2021	As of December 31, 2020
	(In $ millions)
Asset retirement obligations	12	10
Benefit obligations (Note 9)	27	27
Customer rebates	72	53
Derivatives (Note 14)	9	87
Environmental (Note 10)	14	11
Insurance	6	5
Interest	22	29
Legal (Note 16)	33	107
Operating leases	35	36
Restructuring (Note 12)	8	11
Salaries and benefits	139	121
Sales and use tax/foreign withholding tax payable	110	140
Other	42	43
Total	529	680
7. Noncurrent Other Liabilities

	As of September 30, 2021	As of December 31, 2020
	(In $ millions)
Asset retirement obligations	13	10
Deferred proceeds	44	47
Deferred revenue (Note 18)	4	4
Derivatives (Note 14)	9	34
Environmental (Note 10)	45	58
Insurance	38	33
Other	25	28
Total	178	214

8. Debt

	As of September 30, 2021	As of December 31, 2020
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	28	431
Short-term borrowings, including amounts due to affiliates(1)	75	65
Total	103	496
______________________________
(1)The weighted average interest rate was 0.2% and 0.6% as of September 30, 2021 and December 31, 2020, respectively.

	As of September 30, 2021	As of December 31, 2020
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2021, interest rate of 5.875%	—	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	521	919
Senior unsecured notes due 2024, interest rate of 3.500%	499	499
Senior unsecured notes due 2025, interest rate of 1.250%	347	368
Senior unsecured notes due 2026, interest rate of 1.400%	400	—
Senior unsecured notes due 2027, interest rate of 2.125%	576	610
Senior unsecured notes due 2028, interest rate of 0.625%	578	—
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	166	166
Bank loans due at various dates through 2026(1)	6	8
Obligations under finance leases due at various dates through 2054	179	201
Subtotal	3,772	3,671
Unamortized debt issuance costs(2)	(20)	(13)
Current installments of long-term debt	(28)	(431)
Total	3,724	3,227
______________________________
(1)The weighted average interest rate was 1.3% and 1.3% as of September 30, 2021 and December 31, 2020, respectively.
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

As of September 30, 2021
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	—
Available for borrowing(2)	1,250
______________________________
(1)The Company borrowed $400 million under its senior unsecured revolving credit facility to repay the 5.875% senior unsecured notes due June 15, 2021 and repaid $400 million under its senior unsecured revolving credit facility during the nine months ended September 30, 2021.
(2)The margin for borrowings under the senior unsecured revolving credit facility was 1.25% above LIBOR or EURIBOR at current Company credit ratings.
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
On August 5, 2021, Celanese U.S. completed an offering of $400 million in principal amount of 1.400% senior unsecured notes due August 5, 2026 (the "1.400% Notes") in a public offering registered under the Securities Act. The 1.400% Notes were issued at a discount to par at a price of 99.899%, which is being amortized to Interest expense in the unaudited interim consolidated statement of operations over the term of the 1.400% Notes. Net proceeds from the sale of the 1.400% Notes were used to repay $396 million of outstanding borrowings under the senior unsecured revolving credit facility and for general corporate purposes.
On September 10, 2021, Celanese U.S. completed an offering of €500 million in principal amount of 0.625% senior unsecured notes due September 10, 2028 (the "0.625% Notes") in a public offering registered under the Securities Act. The 0.625% Notes were issued at a discount to par at a price of 99.898%, which is being amortized to Interest expense in the unaudited interim consolidated statements of operations over the term of the 0.625% Notes.
On September 13, 2021, Celanese U.S. completed a cash tender offer for €300 million in principal amount of 1.125% senior unsecured notes due September 26, 2023 (the "1.125% Notes") at a purchase price of €1,027.35 per €1,000 of principal amount plus accrued interest, for a total principal and premium payment of $363 million plus accrued interest of $4 million. A portion of the proceeds from the issuance of the 0.625% Notes were used to fund the tender offer for €300 million of the 1.125% Notes. As a result of the tender offer, the carrying value of the 1.125% Notes were reduced by $353 million. The Company recognized financing costs of $9 million, which are included in Refinancing expense in the unaudited interim consolidated statement of operations for the nine months ended September 30, 2021.

Accounts Receivable Purchasing Facility
On June 18, 2021, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 18, 2024. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's unaudited consolidated balance sheet. The Company de-recognized $812 million and $595 million of accounts receivable under this agreement for the nine months ended September 30, 2021 and twelve months ended December 31, 2020, respectively, and collected $812 million and $476 million of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $116 million were pledged by the SPE as collateral to the Purchasers as of September 30, 2021.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $134 million and $233 million of accounts receivable under these factoring agreements for the nine months ended September 30, 2021 and twelve months ended December 31, 2020, respectively, and collected $133 million and $237 million of accounts receivable sold under these factoring agreements during the same periods.
In March 2021, the Company entered into an agreement in Singapore with a financial institution to discount, on a non-recourse basis, documentary credits or other documents recorded as accounts receivable. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $57 million of accounts receivable under this agreement for the nine months ended September 30, 2021.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of September 30, 2021.

9. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	3	—	2	1	10	1	8	1
Interest cost	13	1	22	—	40	1	64	1
Expected return on plan assets	(51)	—	(50)	—	(154)	—	(149)	—
Special termination benefit	—	—	—	—	—	—	1	—
Total	(35)	1	(26)	1	(104)	2	(76)	2
Benefit obligation funding is as follows:

	As of September 30, 2021	Total Expected 2021
	(In $ millions)
Cash contributions to defined benefit pension plans	17	23
Benefit payments to nonqualified pension plans	16	20
Benefit payments to other postretirement benefit plans	3	4
Cash contributions to German multiemployer defined benefit pension plans(1)	6	9
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

The components of environmental remediation liabilities are as follows:

	As of September 30, 2021	As of December 31, 2020
	(In $ millions)
Demerger obligations (Note 16)	24	29
Divestiture obligations (Note 16)	13	15
Active sites	8	12
U.S. Superfund sites	12	11
Other environmental remediation liabilities	2	2
Total	59	69
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
On July 14, 2021, the Company's Board of Directors approved a $1.0 billion increase in its Common Stock repurchase authorization. As of September 30, 2021, the Company had $1.3 billion remaining under the previous authorization. The Company also declared a quarterly cash dividend of $0.68 per share on its Common Stock on October 20, 2021, amounting to $74 million. The cash dividend will be paid on November 15, 2021 to holders of record as of November 1, 2021.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

	Nine Months Ended September 30,		Total From February 2008 Through September 30, 2021
	2021	2020
Shares repurchased	5,332,727	2,770,321	68,100,778
Average purchase price per share	$150.02	$94.44	$82.27
Shares repurchased (in $ millions)	$800	$261	$5,603
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)	$1,000	$500	$6,866
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.

Other Comprehensive Income (Loss), Net

	Three Months Ended September 30,
	2021			2020
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(6)	(9)	(15)	(10)	7	(3)
Gain (loss) on cash flow hedges	1	(16)	(15)	6	(1)	5
Total	(5)	(25)	(30)	(4)	6	2

	Nine Months Ended September 30,
	2021			2020
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	3	(15)	(12)	(10)	(1)	(11)
Gain (loss) on cash flow hedges	41	(25)	16	(44)	11	(33)
Pension and postretirement benefits gain (loss)	(4)	—	(4)	—	—	—
Total	40	(40)	—	(54)	10	(44)
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges (Note 14)	Pension and Postretirement Benefits Gain (Loss) (Note 9)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2020	(260)	(56)	(12)	(328)
Other comprehensive income (loss) before reclassifications	3	43	(4)	42
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	—	(2)
Income tax (provision) benefit	(15)	(25)	—	(40)
As of September 30, 2021	(272)	(40)	(16)	(328)
12. Other (Charges) Gains, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In $ millions)
Restructuring	(1)	(9)	(5)	(17)
Asset impairments	—	(2)	(2)	(31)
Plant/office closures	1	1	10	6
Commercial disputes	—	—	—	6
European Commission investigation	—	—	—	(2)
Other	—	—	—	1
Total	—	(10)	3	(37)

During the nine months ended September 30, 2021 and 2020, the Company recorded $5 million and $17 million, respectively, of employee termination benefits primarily related to Company-wide business optimization projects.
During the nine months ended September 30, 2020, the Company recorded a $26 million long-lived asset impairment loss related to certain fixed assets used in compounding operations at its facilities in Kaiserslautern, Germany; Wehr, Germany and Ferrara Marconi, Italy (Note 3). In addition, during the nine months ended September 30, 2020, the Company recorded a $4 million long-lived asset impairment loss related to the closure of its manufacturing operations in Lebanon, Tennessee. The long-lived asset impairment losses were measured at the date of impairment to write-down the related property, plant and equipment and were included in the Company's Engineered Materials segment.
During the nine months ended September 30, 2021, the Company recorded a $9 million gain within plant/office closures related to the termination of its Ferrara Marconi, Italy office lease, which was included in the Company's Engineered Materials segment.
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetate Tow	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2020	8	1	—	2	11
Additions	3	—	—	2	5
Cash payments	(4)	—	—	(3)	(7)
Exchange rate changes	(1)	—	—	—	(1)
As of September 30, 2021	6	1	—	1	8
13. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In percentages)
Effective income tax rate	16	12	18	19
The effective income tax rate for the three months ended September 30, 2021, was higher compared to the same period in 2020, primarily due to increased earnings in high tax jurisdictions. The effective income tax rate for the nine months ended September 30, 2021, was lower compared to the same period in 2020, primarily due to non-recurring adjustments in the prior periods to uncertain tax positions due to available attribute carryforwards and the impact of functional currency differences in offshore jurisdictions, partially offset by increased earnings in high tax jurisdictions.
The Company will continue to monitor global legislative and regulatory developments related to COVID-19 and will record the associated tax impacts as discrete events in the periods the guidance is finalized, or when the Company is able to estimate an impact.
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various final and proposed regulatory packages supplementing the TCJA provisions since 2018, which the Company does not expect to have a material impact on current or future income tax expense. The Company will continue to monitor the expected impacts of any new guidance on the Company's filing positions and will record the impacts as discrete income tax expense adjustments in the period the guidance is finalized or becomes effective.
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
The Company's tax returns are under audit for the years 2013 through 2015 by the United States, the Netherlands and Germany (the "Authorities").

On September 30, 2021, the Company received a draft joint audit report proposing adjustments to transfer pricing and the reallocation of income between the related jurisdictions. The Authorities also propose to apply these adjustments to open tax years through 2019. The Company is engaged in discussions with the Authorities to evaluate the proposals and is currently evaluating all potential remedies.
The Company believes that an adequate provision for income taxes has been made for all open tax years related to the examination. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the Authorities are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its position, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.
14. Derivative Financial Instruments
Derivatives Designated As Hedges
Net Investment Hedges
The total notional amount of foreign currency denominated debt and cross-currency swaps designated as net investment hedges are as follows:

	As of September 30, 2021	As of December 31, 2020
	(In € millions)
Total	1,837	1,358
Cash Flow Hedges
The total notional amount of the forward-starting interest rate swap designated as a cash flow hedge is as follows:

	As of September 30, 2021	As of December 31, 2020
	(In $ millions)
Total	—	400
Cash flows related to the settlement of forward-starting interest rate swaps are reported as financing activities. The Company settled the forward-starting interest rate swap on August 2, 2021, resulting in a payment to the counterparty of $72 million, which payment was included as part of financing activities in the unaudited interim consolidated statements of cash flows.
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of September 30, 2021	As of December 31, 2020
	(In $ millions)
Total	634	546

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended September 30,				Statement of Operations Classification
	2021	2020	2021	2020
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	10	1	(1)	(5)	Cost of sales
Interest rate swaps	(7)	3	(1)	—	Interest expense
Total	3	4	(2)	(5)

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 8)	37	(54)	—	—	N/A
Cross-currency swaps	10	(25)	—	—	N/A
Total	47	(79)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(2)	(11)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(2)	(11)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Nine Months Ended September 30,				Statement of Operations Classification
	2021	2020	2021	2020
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	33	4	(1)	(5)	Cost of sales
Interest rate swaps	10	(50)	(1)	—	Interest expense
Total	43	(46)	(2)	(5)

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 8)	72	(39)	—	—	N/A
Cross-currency swaps	21	(3)	—	—	N/A
Total	93	(42)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(6)	7	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(6)	7
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of September 30, 2021	As of December 31, 2020
	(In $ millions)
Derivative Assets
Gross amount recognized	58	26
Gross amount offset in the consolidated balance sheets	—	2
Net amount presented in the consolidated balance sheets	58	24
Gross amount not offset in the consolidated balance sheets	9	11
Net amount	49	13

	As of September 30, 2021	As of December 31, 2020
	(In $ millions)
Derivative Liabilities
Gross amount recognized	18	123
Gross amount offset in the consolidated balance sheets	—	2
Net amount presented in the consolidated balance sheets	18	121
Gross amount not offset in the consolidated balance sheets	9	11
Net amount	9	110
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of September 30, 2021
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	15	15	Current Other assets
Commodity swaps	—	24	24	Noncurrent Other assets
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	14	14	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	5	5	Current Other assets
Total assets	—	58	58
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(2)	(2)	Current Other liabilities
Cross-currency swaps	—	(9)	(9)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(7)	(7)	Current Other liabilities
Total liabilities	—	(18)	(18)

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of December 31, 2020
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	2	2	Current Other assets
Commodity swaps	—	8	8	Noncurrent Other assets
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	13	13	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	1	1	Current Other assets
Total assets	—	24	24
Derivatives Designated as Cash Flow Hedges
Interest rate swaps	—	(81)	(81)	Current Other liabilities
Commodity swaps	—	(1)	(1)	Noncurrent Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(1)	(1)	Current Other liabilities
Cross-currency swaps	—	(33)	(33)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(5)	(5)	Current Other liabilities
Total liabilities	—	(121)	(121)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of September 30, 2021
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	28	28	—	28
Long-term debt, including current installments of long-term debt	3,772	3,731	179	3,910
As of December 31, 2020
Equity investments without readily determinable fair values	171	—	—	—
Insurance contracts in nonqualified trusts	30	31	—	31
Long-term debt, including current installments of long-term debt	3,671	3,644	201	3,845
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
As of September 30, 2021, and December 31, 2020, the fair values of cash and cash equivalents, receivables, marketable securities, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of September 30, 2021 are $100 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $116 million as of September 30, 2021. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of September 30, 2021, the Company had unconditional purchase obligations of $3.3 billion, which extend through 2042.
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

17. Segment Information

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended September 30, 2021
Net sales	684	128	1,489	—	(35)	(1)	2,266
Other (charges) gains, net (Note 12)	—	—	1	(1)	—		—
Operating profit (loss)	91	12	517	(84)	—		536
Equity in net earnings (loss) of affiliates	39	—	1	4	—		44
Depreciation and amortization	35	10	44	4	—		93
Capital expenditures	36	10	73	4	—		123	(2)
	Three Months Ended September 30, 2020
Net sales	526	129	776	—	(20)	(1)	1,411
Other (charges) gains, net (Note 12)	(10)	—	1	(1)	—		(10)
Operating profit (loss)	84	30	121	(51)	—		184
Equity in net earnings (loss) of affiliates	21	—	2	2	—		25
Depreciation and amortization	34	9	41	5	—		89
Capital expenditures	21	10	37	8	—		76	(2)
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes an increase in accrued capital expenditures of $21 million and $4 million for the three months ended September 30, 2021 and 2020, respectively.

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Nine Months Ended September 30, 2021
Net sales	2,011	385	3,954	—	(88)	(1)	6,262
Other (charges) gains, net (Note 12)	6	—	1	(4)	—		3
Operating profit (loss)	344	52	1,284	(251)	—		1,429
Equity in net earnings (loss) of affiliates	96	—	5	9	—		110
Depreciation and amortization	105	29	128	12	—		274
Capital expenditures	92	31	171	15	—		309	(2)
	As of September 30, 2021
Goodwill and intangible assets, net	994	154	286	—	—		1,434
Total assets	4,205	1,088	4,327	1,963	—		11,583
	Nine Months Ended September 30, 2020
Net sales	1,509	385	2,237	—	(67)	(1)	4,064
Other (charges) gains, net (Note 12)	(35)	(1)	6	(7)	—		(37)
Operating profit (loss)	173	88	377	(177)	—		461
Equity in net earnings (loss) of affiliates	100	—	3	10	—		113
Depreciation and amortization	100	26	122	13	—		261
Capital expenditures	73	26	118	25	—		242	(2)
	As of December 31, 2020
Goodwill and intangible assets, net	1,030	154	301	—	—		1,485
Total assets	3,990	975	3,930	2,014	—		10,909
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes an increase in accrued capital expenditures of $5 million and a decrease of $37 million for the nine months ended September 30, 2021 and 2020, respectively.
18. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of September 30, 2021, the Company had $622 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $88 million of its remaining performance obligations as Net sales in 2021, $227 million in 2022, $148 million in 2023 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Current and Noncurrent Other liabilities in the unaudited consolidated balance sheets (Note 7).
The Company does not have any material contract assets as of September 30, 2021.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In $ millions)
Engineered Materials
North America	194	147	546	420
Europe and Africa	282	222	882	665
Asia-Pacific	185	141	518	381
South America	23	16	65	43
Total	684	526	2,011	1,509

Acetate Tow
North America	24	24	77	72
Europe and Africa	64	64	204	203
Asia-Pacific	39	40	99	101
South America	1	1	5	9
Total	128	129	385	385

Acetyl Chain
North America	405	246	1,046	728
Europe and Africa	458	251	1,188	753
Asia-Pacific	540	243	1,530	640
South America	51	16	102	49
Total(1)	1,454	756	3,866	2,170
______________________________
(1)Excludes intersegment sales of $35 million and $20 million for the three months ended September 30, 2021 and 2020, respectively. Excludes intersegment sales of $88 million and $67 million for the nine months ended September 30, 2021 and 2020, respectively.

19. Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	519	209	1,384	544
Earnings (loss) from discontinued operations	(13)	(2)	(18)	(12)
Net earnings (loss)	506	207	1,366	532

Weighted average shares - basic	110,532,051	118,045,476	112,101,651	118,543,853
Incremental shares attributable to equity awards(1)	512,507	519,344	597,646	575,350
Weighted average shares - diluted	111,044,558	118,564,820	112,699,297	119,119,203
______________________________
(1)There were no antidilutive equity award shares excluded for the three months ended September 30, 2021 and 2020. There were 67 and 8,127 equity award shares excluded for the nine months ended September 30, 2021 and 2020, respectively, as their effect would have been antidilutive.

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
After declining during 2020, consumer demand for most applications has increased and rebounded to pre-COVID-19 levels within many regions of the world, which has positively impacted our results of operations. Where we temporarily reduced run rates in prior quarters, our plants are now operating at more normalized levels, and we have been able to maintain a largely consistent supply chain. We currently anticipate that the extent to which COVID-19 impacts customer demand will continue to moderate, subject to effective rollout of vaccines and the impact of resurgences and other variants of COVID-19. Like many companies, we have experienced a tightening labor market, with increased competitiveness and higher costs for the pool of talent critical for specialty manufacturing and other operations. Labor market challenges continued during the third quarter of 2021.
Due to potential impacts of COVID-19 resurgences and variants, some uncertainty remains in the pandemic's future duration and scope. The extent to which resurgences or other variants of COVID-19 may adversely impact demand for our products, availability and price of raw materials and the labor supply, and therefore our business, financial condition and results of operations, will depend on numerous factors, including the effectiveness of vaccines, the extent and locations of any resurgences of the virus, health and safety measures and the continuing impact of the pandemic on supply chains (including the availability and cost of transportation and materials). In addition, on September 9, 2021, the President directed the Occupational Safety and Health Administration to promulgate rules requiring large employers to mandate employee vaccinations. The extent of the regulatory and potential cost impact of these rules, referred to as the emergency temporary standard ("ETS"), is not clear, but the ETS could impose additional costs on our operations. These factors are uncertain, rapidly changing and cannot be predicted. For further information regarding the impact COVID-19 could have on our business, financial condition and results of operations, see Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020. For further discussion of our liquidity condition, see Liquidity and Capital Resources in this Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

Results of Operations
Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	2,266	1,411	855	6,262	4,064	2,198
Gross profit	715	327	388	1,961	917	1,044
Selling, general and administrative ("SG&A") expenses	(165)	(106)	(59)	(463)	(345)	(118)
Other (charges) gains, net	—	(10)	10	3	(37)	40
Operating profit (loss)	536	184	352	1,429	461	968
Equity in net earnings (loss) of affiliates	44	25	19	110	113	(3)
Non-operating pension and other postretirement employee benefit (expense) income	37	28	9	113	83	30
Interest expense	(21)	(28)	7	(70)	(83)	13
Dividend income - equity investments	35	29	6	114	98	16
Earnings (loss) from continuing operations before tax	622	241	381	1,691	680	1,011
Earnings (loss) from continuing operations	520	211	309	1,388	550	838
Earnings (loss) from discontinued operations	(13)	(2)	(11)	(18)	(12)	(6)
Net earnings (loss)	507	209	298	1,370	538	832
Net earnings (loss) attributable to Celanese Corporation	506	207	299	1,366	532	834
Other Data
Depreciation and amortization	93	89	4	274	261	13
SG&A expenses as a percentage of Net sales	7.3%	7.5%		7.4%	8.5%
Operating margin(1)	23.7%	13.0%		22.8%	11.3%
Other (charges) gains, net
Restructuring	(1)	(9)	8	(5)	(17)	12
Asset impairments	—	(2)	2	(2)	(31)	29
Plant/office closures	1	1	—	10	6	4
Commercial disputes	—	—	—	—	6	(6)
European Commission investigation	—	—	—	—	(2)	2
Other	—	—	—	—	1	(1)
Total Other (charges) gains, net	—	(10)	10	3	(37)	40
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of September 30, 2021	As of December 31, 2020
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,340	955

Short-term borrowings and current installments of long-term debt - third party and affiliates	103	496
Long-term debt, net of unamortized deferred financing costs	3,724	3,227
Total debt	3,827	3,723

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	11	17	2	—	30
Acetate Tow	—	(2)	—	1	(1)
Acetyl Chain	11	80	1	—	92
Total Company	10	50	1	—	61
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	18	10	5	—	33
Acetate Tow	1	(1)	—	—	—
Acetyl Chain	14	61	2	—	77
Total Company	14	37	3	—	54
Consolidated Results
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Net sales increased $855 million, or 61%, for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•higher pricing in most of our segments, primarily driven by our Acetyl Chain segment due to increased customer demand and supply constraints across all regions; and
•higher volume in our Engineered Materials and Acetyl Chain segments, primarily due to increased demand across all regions due to recovery from the COVID-19 pandemic.
Selling, general and administrative expenses increased $59 million, or 56%, for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•an increase in functional spending and incentive compensation costs of $42 million in Other Activities.
Operating profit increased $352 million, or 191%, for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•higher Net sales across most of our segments;
partially offset by:
•higher raw material and energy costs across all of our segments; and
•higher spending across most of our segments, primarily as a result of plant operating and administrative expenses.

Equity in net earnings (loss) of affiliates increased $19 million for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•an increase in equity investment in earnings of $19 million from our Ibn Sina strategic affiliate primarily due to global economic recovery and higher oil prices.
Our effective income tax rate for the three months ended September 30, 2021 was 16% compared to 12% for the same period in 2020. The higher effective income tax rate for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to increased earnings in high tax jurisdictions. See Note 13 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net sales increased $2.2 billion, or 54%, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•higher pricing in most of our segments, primarily driven by our Acetyl Chain segment due to increased customer demand and supply constraints across all regions;
•higher volume in our Engineered Materials and Acetyl Chain segments, primarily due to increased demand across most regions due to recovery from the COVID-19 pandemic; and
•a favorable currency impact resulting from a stronger Euro relative to the U.S. dollar.
Selling, general and administrative expenses increased $118 million, or 34%, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•an increase in functional spending and incentive compensation costs of $79 million in Other Activities.
Operating profit increased $968 million, or 210%, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•higher Net sales across most of our segments; and
•lower plant turnaround costs in our Engineered Materials segment;
partially offset by:
•higher raw material and energy costs across all of our segments; and
•higher spending across all of our segments, primarily as a result of increased plant operating and maintenance expenses.
Non-operating pension and other postretirement employee benefit income increased $30 million, or 36%, for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•lower interest cost.
Our effective income tax rate for the nine months ended September 30, 2021 was 18% compared to 19% for the same period in 2020. The lower effective income tax rate for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to non-recurring adjustments in the prior periods to uncertain tax positions due to available attribute carryforwards and the impact of functional currency differences in offshore jurisdictions, partially offset by increased earnings in high tax jurisdictions. See Note 13 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

Business Segments
Engineered Materials

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2021	2020			2021	2020
	(unaudited)
	(In $ millions, except percentages)
Net sales	684	526	158	30.0%	2,011	1,509	502	33.3%
Net Sales Variance
Volume	11%				18%
Price	17%				10%
Currency	2%				5%
Other	—%				—%
Other (charges) gains, net	—	(10)	10	100.0%	6	(35)	41	117.1%
Operating profit (loss)	91	84	7	8.3%	344	173	171	98.8%
Operating margin	13.3%	16.0%			17.1%	11.5%
Equity in net earnings (loss) of affiliates	39	21	18	85.7%	96	100	(4)	(4.0)%
Depreciation and amortization	35	34	1	2.9%	105	100	5	5.0%
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
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Net sales increased for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•higher pricing for most of our products, primarily due to higher raw material costs and product mix; and
•higher volume for most of our products driven by increased demand across all regions due to recovery from the COVID-19 pandemic.
Operating profit increased for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•higher Net sales; and
•a favorable impact of $10 million to Other (charges) gains, net. During the three months ended September 30, 2020, we recorded $8 million in employee termination benefits, primarily related to business optimization projects, which did not recur in the current year. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information;
partially offset by:
•higher raw material costs across all products and increased distribution costs as a result of higher logistical costs and global shipping constraints;

•higher spending of $47 million, primarily as a result of plant operating and administrative expenses; and
•higher energy costs of $27 million, primarily for steam.
Equity in net earnings (loss) of affiliates increased for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•an increase in equity investment in earnings of $19 million from our Ibn Sina strategic affiliate primarily due to global economic recovery and higher oil prices.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net sales increased for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•higher volume for most of our products driven by increased demand across all regions due to recovery from the COVID-19 pandemic;
•higher pricing for most of our products, primarily due to higher raw material costs and product mix; and
•a favorable currency impact resulting from a stronger Euro relative to the U.S. dollar.
Operating profit increased for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•higher Net sales;
•a favorable impact of $41 million to Other (charges) gains, net. During the nine months ended September 30, 2020, we recorded a $26 million long-lived asset impairment loss related to certain fixed assets used in compounding operations at our facilities in Kaiserslautern, Germany; Wehr, Germany and Ferrara Marconi, Italy and $9 million in employee termination benefits, primarily related to business optimization projects. During the nine months ended September 30, 2021, we recorded a $9 million gain on the termination of our Ferrara Marconi, Italy office lease. See Note 12 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information; and
•lower plant turnaround costs of $23 million, primarily related to our Bishop plant in 2020;
partially offset by:
•higher raw material costs across all products and increased distribution costs as a result of higher logistical costs and global shipping constraints;
•higher spending of $62 million, primarily as a result of plant operating and administrative expenses; and
•higher energy costs of $48 million, primarily for steam.

Acetate Tow

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2021	2020			2021	2020
	(unaudited)
	(In $ millions, except percentages)
Net sales	128	129	(1)	(0.8)%	385	385	—	—%
Net Sales Variance
Volume	—%				1%
Price	(2)%				(1)%
Currency	—%				—%
Other	1%				—%
Other (charges) gains, net	—	—	—	—%	—	(1)	1	100.0%
Operating profit (loss)	12	30	(18)	(60.0)%	52	88	(36)	(40.9)%
Operating margin	9.4%	23.3%			13.5%	22.9%
Dividend income - equity investments	34	28	6	21.4%	112	97	15	15.5%
Depreciation and amortization	10	9	1	11.1%	29	26	3	11.5%
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
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Net sales were flat for the three months ended September 30, 2021 compared to the same period in 2020.
Operating profit decreased for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•higher energy costs of $9 million, primarily related to natural gas pricing; and
•higher raw material costs of $8 million, primarily for acetic acid.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net sales were flat for the nine months ended September 30, 2021 compared to the same period in 2020.
Operating profit decreased for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•higher energy and spending costs of $23 million, primarily related to higher natural gas pricing and plant operating costs; and
•higher raw material costs of $9 million, primarily for acetic acid.
Dividend income from equity investments increased for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•higher earnings from our Nantong, Zhuhai and Kunming Cellulose Fibers joint ventures related to higher volumes due to stronger financial performance and a favorable currency impact.

Acetyl Chain

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2021	2020			2021	2020
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,489	776	713	91.9%	3,954	2,237	1,717	76.8%
Net Sales Variance
Volume	11%				14%
Price	80%				61%
Currency	1%				2%
Other	—%				—%
Other (charges) gains, net	1	1	—	—%	1	6	(5)	(83.3)%
Operating profit (loss)	517	121	396	327.3%	1,284	377	907	240.6%
Operating margin	34.7%	15.6%			32.5%	16.9%
Depreciation and amortization	44	41	3	7.3%	128	122	6	4.9%
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
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Net sales increased for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•higher pricing for all of our products, primarily due to increased customer demand and supply constraints across all regions; and
•higher volume for most of our products driven by increased demand across most regions due to recovery from the COVID-19 pandemic.
Operating profit increased for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•higher Net sales;
partially offset by:
•higher raw material costs, primarily for ethylene, methanol and carbon monoxide, as well as higher sourcing and distribution costs due to stronger demand and tighter market conditions;

•higher spending of $21 million, primarily as a result of increased plant operating and maintenance expenses; and
•higher energy costs of $16 million, primarily driven by price increases for, and increased consumption of, natural gas due to increased volumes.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net sales increased for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•higher pricing for all of our products, primarily due to increased customer demand and supply constraints across all regions;
•higher volume for all of our products driven by increased demand across most regions due to recovery from the COVID-19 pandemic; and
•a favorable currency impact resulting from a stronger Euro relative to the U.S. dollar.
Operating profit increased for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•higher Net sales;
partially offset by:
•higher raw material costs, primarily for ethylene, methanol and carbon monoxide, as well as higher sourcing and distribution costs due to stronger demand and tighter market conditions;
•higher spending of $68 million, primarily as a result of increased plant operating and maintenance expenses, fixed overhead, freeze-related repairs and restart costs resulting from Winter Storm Uri; and
•higher energy costs of $46 million, primarily due to supply disruptions caused by Winter Storm Uri, price increases for, and increased consumption of, natural gas due to increased volumes.

Other Activities

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2021	2020			2021	2020
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	(1)	(1)	—	—%	(4)	(7)	3	42.9%
Operating profit (loss)	(84)	(51)	(33)	(64.7)%	(251)	(177)	(74)	(41.8)%
Equity in net earnings (loss) of affiliates	4	2	2	100.0%	9	10	(1)	(10.0)%
Non-operating pension and other postretirement employee benefit (expense) income	37	28	9	32.1%	113	83	30	36.1%
Dividend income - equity investments	1	1	—	—%	2	1	1	100.0%
Depreciation and amortization	4	5	(1)	(20.0)%	12	13	(1)	(7.7)%
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
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Operating loss increased for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•higher functional spending and incentive compensation costs of $42 million;
partially offset by:
•a gain on the sale of our Spondon site of $14 million.
Non-operating pension and other postretirement employee benefit income increased for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•lower interest cost.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Operating loss increased for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•higher functional spending and incentive compensation costs of $79 million.
Non-operating pension and other postretirement employee benefit income increased for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•lower interest cost.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facility. As of September 30, 2021, we have $1.3 billion available for borrowing under our senior unsecured revolving credit facility, if required, in meeting our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $1.3 billion as of September 30, 2021. We are actively managing our business to maintain cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
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
Total cash outflows for capital expenditures are expected to be in the range of $500 million to $550 million in 2021, primarily due to additional investments in growth opportunities and productivity improvements in our Engineered Materials and Acetyl Chain segments.
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
Cash Flows
Cash and cash equivalents increased $385 million to $1.3 billion as of September 30, 2021 compared to December 31, 2020. As of September 30, 2021, $777 million of the $1.3 billion of cash and cash equivalents was held by our foreign subsidiaries. Upon adoption of the TCJA, we previously incurred a charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations.

•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $104 million to $1.2 billion for the nine months ended September 30, 2021 compared to the same period in 2020. Net cash provided by operating activities for the nine months ended September 30, 2021 increased, primarily due to:
•an increase in Net earnings;
partially offset by:
•unfavorable trade working capital of $567 million, primarily due to an increase in trade receivables and inventory, partially offset by an increase in trade payables. Trade receivables increased primarily as a result of the increase in Net sales and inventory increased primarily as a result of higher costs for raw materials during the nine months ended September 30, 2021. Payables increased as a result of higher costs for raw materials and the timing of settlement of trade payables;
•an increase in VAT taxes receivable, primarily due to timing of refunds and COVID-19 relief measures during the nine months ended September 30, 2020, which did not recur in the current year; and
•a payment for the European Commission settlement of $100 million, see Note 16 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for further information.
•Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities increased $554 million to $167 million for the nine months ended September 30, 2021 compared to net cash used in investing activities of $387 million for the same period in 2020, primarily due to:
•an increase in proceeds from the sale of marketable securities of $500 million; and
•a net cash outflow of $85 million primarily related to the acquisition of Nouryon's redispersible polymer powders business offered under the Elotex® brand in April 2020, which did not recur in the current year.
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $405 million to $943 million for the nine months ended September 30, 2021 compared to $538 million for the same period in 2020, primarily due to:
•an increase in share repurchases of our Common Stock of $531 million during the nine months ended September 30, 2021; and
•a settlement of a forward-starting interest rate swap on August 2, 2021 resulting in a payment to the counterparty of $72 million;
partially offset by:
•an increase in net proceeds from long-term debt of $236 million, primarily due to the issuance of $400 million in principal amount of 1.400% senior unsecured notes due August 5, 2026 (the "1.400% Notes") and the issuance of €500 million in principal amount of 0.625% senior unsecured notes due September 10, 2028 (the "0.625% Notes"), partially offset by the maturity and repayment in full of the 5.875% senior unsecured notes (the "5.875% Notes") and tender offer for 1.125% senior unsecured notes due September 26, 2023 (the "1.125% Notes") during the nine months ended September 30, 2021, as discussed below.
Debt and Other Obligations
On August 5, 2021, Celanese U.S. completed an offering of $400 million in principal amount of 1.400% Notes in a public offering registered under the Securities Act. Net proceeds from the sale of the 1.400% Notes were used to repay $396 million of outstanding borrowings under the senior unsecured revolving credit facility and for general corporate purposes.
On September 10, 2021, Celanese U.S. completed an offering of €500 million in principal amount of 0.625% Notes due September 10, 2028 in a public offering registered under the Securities Act.

On September 13, 2021, Celanese U.S. completed a cash tender offer for €300 million in principal amount of 1.125% Notes at a purchase price of €1,027.35 per €1,000 of principal amount plus accrued interest, for a total principal and premium payment of $363 million plus accrued interest of $4 million. A portion of the proceeds from the issuance of the 0.625% Notes were used to fund the tender offer for €300 million of the 1.125% Notes. As a result of the tender offer, the carrying value of the 1.125% Notes were reduced by $353 million.
There have been no material changes to our debt or other obligations described in our 2020 Form 10-K other than those disclosed above and in Note 8 - Debt in the accompanying unaudited interim consolidated financial statements.
Accounts Receivable Purchasing Facility
On June 18, 2021, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $812 million and $595 million of accounts receivable under this agreement for the nine months ended September 30, 2021 and twelve months ended December 31, 2020, respectively, and collected $812 million and $476 million of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $116 million were pledged by the SPE as collateral to the Purchasers as of September 30, 2021.
Factoring and Discounting Agreements
We have factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. We de-recognized $134 million and $233 million of accounts receivable under these factoring agreements for the nine months ended September 30, 2021 and twelve months December 31, 2020, respectively, and collected $133 million and $237 million of accounts receivable sold under these factoring agreements during the same periods.
In March 2021, we entered into an agreement in Singapore with a financial institution to discount, on a non-recourse basis, documentary credits or other documents recorded as accounts receivable. We de-recognized $57 million of accounts receivable under this agreement for the nine months ended September 30, 2021.
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

Nine Months Ended September 30, 2021
(In $ millions)
(unaudited)
Net sales to third parties	1,263
Net sales to non-guarantor subsidiaries	671
Total net sales	1,934
Gross profit	293
Earnings (loss) from continuing operations	77
Net earnings (loss)	58
Net earnings (loss) attributable to the Obligor Group	58

	As of September 30, 2021	As of December 31, 2020
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	370	318
Other current assets	1,360	1,597
Total current assets	1,730	1,915
Goodwill	405	399
Other noncurrent assets	3,788	3,519
Total noncurrent assets	4,193	3,918
Current liabilities due to non-guarantor subsidiaries	2,329	1,206
Current liabilities due to affiliates	77	58
Other current liabilities	650	958
Total current liabilities	3,056	2,222
Noncurrent liabilities due to non-guarantor subsidiaries	1,588	1,593
Other noncurrent liabilities	4,168	3,648
Total noncurrent liabilities	5,756	5,241
Share Capital
On July 14, 2021, our Board of Directors approved a $1.0 billion increase in our Common Stock repurchase authorization. We also declared a quarterly cash dividend of $0.68 per share on our Common Stock on October 20, 2021, amounting to $74 million.
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

Tax Return Audits
Our tax returns are under audit for the years 2013 through 2015 by the United States, the Netherlands and Germany (the "Authorities").
On September 30, 2021, we received a draft joint audit report proposing adjustments to transfer pricing and the reallocation of income between the related jurisdictions. The Authorities also propose to apply these adjustments to open tax years through 2019. We are engaged in discussions with the Authorities to evaluate the proposals and are currently evaluating all potential remedies.
We believe that an adequate provision for income taxes has been made for all open tax years related to the examination. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the Authorities are resolved in a manner inconsistent with our expectations or we are unsuccessful in defending our position, we could be required to adjust our provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2021, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended September 30, 2021 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
July 1 - 31, 2021	96,594	$155.96	96,594	$1,548,000,000
August 1 - 31, 2021	922,143	$157.36	922,143	$1,403,000,000
September 1 - 30, 2021	919,442	$152.09	919,442	$1,263,000,000
Total	1,938,179		1,938,179
______________________________
(1)May include shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.
(2)As of September 30, 2021, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008.
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

4.1
Tenth Supplemental Indenture, dated as of August 5, 2021, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.2
Eleventh Supplemental Indenture, dated as of September 10, 2021, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on September 10, 2021).

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Lori J. Ryerkerk
Chairman of the Board of Directors,
Chief Executive Officer and President

	Date:	October 22, 2021

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
Executive Vice President and
Chief Financial Officer

	Date:	October 22, 2021