Form 10-K
period 2021-12-31
Celanese Corp
filed 2022-02-10
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2021
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
(972) 443-4000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	CE	New York Stock Exchange
1.125% Senior Notes due 2023	CE /23	New York Stock Exchange
1.250% Senior Notes due 2025	CE /25	New York Stock Exchange
2.125% Senior Notes due 2027	CE /27	New York Stock Exchange
0.625% Senior Notes due 2028	CE /28	New York Stock Exchange
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
Large accelerated Filer   ☑ Accelerated filer   ☐ Non-accelerated filer   ☐ Smaller reporting company   ☐ Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2021 (the last business day of the registrants' most recently completed second fiscal quarter) was $16,818,745,123.
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of January 28, 2022 was 108,029,161.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Definitive Proxy Statement relating to the 2022 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

CELANESE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2021

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

Item 1. Business
Basis of Presentation
In this Annual Report on Form 10-K, the term "Celanese" refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms "Company," "we," "our" and "us" refer to Celanese and its subsidiaries on a consolidated basis. The term "Celanese U.S." refers to the Company's subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.
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
Celanese's history began in 1918, the year that its predecessor company, The American Cellulose & Chemical Manufacturing Company, was incorporated. The company, which manufactured cellulose acetate, was founded by Swiss brothers Drs. Camille and Henri Dreyfus. The current Celanese was incorporated in 2004 under the laws of the State of Delaware and is a U.S.-based public company traded on the New York Stock Exchange under the ticker symbol CE.
Headquartered in Irving, Texas, our operations are primarily located in North America, Europe and Asia and consist of 35 global production facilities and an additional 6 strategic affiliate production facilities. As of December 31, 2021, we employed 8,529 people worldwide.
Business Segment Overview
We operate principally through three business segments: Engineered Materials, Acetate Tow and the Acetyl Chain. See Business Segments below and Note 22 - Segment Information and Note 23 - Revenue Recognition in the accompanying consolidated financial statements for further information.

Business Segments
Engineered Materials

Products	Major End-Use Applications	Principal Competitors	Key Raw Materials
•Polyoxymethylene ("POM")
•Ultra-high molecular weight polyethylene ("UHMW-PE")
•Polybutylene terephthalate ("PBT")
•Long-fiber reinforced thermoplastics ("LFRT")
•Liquid crystal polymers ("LCP")
•Thermoplastic elastomers ("TPE")
•Thermoplastic vulcanizates ("TPV")
•Nylon compounds or formulations
•Polypropylene compounds or formulations
•Polyphenylene sulfide ("PPS")
•Acesulfame potassium ("Ace-K")
•Preservatives

•Automotive •Medical •Industrial •Energy storage •Consumer electronics •Appliances •Construction •Filtration equipment •Telecommunications •Beverages •Baked goods
•Ajinomoto Co. Inc.
•Anhui Jinhe Industrial Co., Ltd.
•BASF SE
•Daicel Corporation ("Daicel")
•E. I. du Pont de Nemours and Company
•Koninklijke DSM N.V.
•Nantong Acetic Acid Chemical Co., Ltd.
•The NutraSweet Company
•SABIC Innovative Plastics
•Solvay S.A.
•Suzhou Hope Technology Co., Ltd.
•Tate & Lyle PLC
Other regional competitors:
•Asahi Kasei Corporation
•Braskem S.A.
•Lanxess AG
•Mitsubishi Gas Chemical Company, Inc.
•Sumitomo Corporation
•Teijin Limited
•Toray Industries, Inc.
•Formaldehyde •Ethylene •Polypropylene •Fibers •Acetic anhydride •Propylene •Styrene •Butadiene •Ethylene propylene diene monomer •Oil •PA6 •PA66 •Para-dichlorobenzene •Diketene
•Overview
Our Engineered Materials segment includes our engineered materials business, our food ingredients business and certain strategic affiliates. The engineered materials business leverages our leading project pipeline model to more rapidly commercialize projects. Our unique approach is based on deep customer engagement to develop new projects that are aligned with our skill domains to address critical customer needs and ensure our success and growth.
Engineered Materials is a project-based business where growth is driven by increasing new project commercializations from the pipeline. Our project pipeline model leverages competitive advantages that include our global assets and resources, marketplace presence, broad materials portfolio and differentiated capabilities. Our global assets and resources are represented by our operations, including polymerization, compounding, research and development, and customer technology centers in all regions of the world, including Brazil, China, Germany, India, Italy, Mexico, South Korea, the United Kingdom and the U.S., along with sites associated with our three strategic affiliates in Saudi Arabia, South Korea and the U.S. In July 2020, we announced that we are establishing a European Compounding Center of Excellence at our Forli, Italy facility, which includes the intended consolidation of our compounding operations in Kaiserslautern, Germany; Wehr, Germany; and Ferrara Marconi, Italy. These operations are included in our Engineered Materials segment. We expect to complete the consolidation of the compounding operations by 2023. On December 1, 2021, we acquired the Santoprene™ TPV elastomers business of Exxon Mobil Corporation ("Santoprene") for a purchase price of $1.15 billion in an all-cash transaction. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
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
•Key Products
POM. Commonly known as polyacetal in the chemical industry, POM is sold by our engineered materials business under the trademarks Celcon®, Hostaform® and Tarnoform®. POM is used for diverse end-use applications in the automotive, industrial, consumer and medical industries. These applications include mechanical parts in automotive fuel system components and window lift systems, water handling, conveyor belts, sprinkler systems, drug delivery systems and gears in large and small home appliances.
We continue to innovate and broaden the portfolio of Celcon®, Hostaform® and Tarnoform® in order to support the industry needs for higher performing polyacetal. We have expanded our portfolio to include products with higher impact resistance and stiffness, low emissions, improved wear resistance and enhanced appearance such as laser marking and metallic effects. We launched POM ECO-B, a sustainable polyacetal, which allows customers to realize reduction in carbon dioxide emissions in their end-use products and advance toward their renewable content goals.
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
UHMW-PE. Celanese is a global leader in UHMW-PE products, which are sold under the GUR® trademark. They are highly engineered thermoplastics designed for a variety of industrial, consumer and medical applications. Primary applications for the material include lead acid battery separators, heavy machine components, lithium ion separator membranes, and noise and vibration dampening tapes. Several specialty grades are also produced for applications in high performance filtration equipment, ballistic fibers, thermoplastic and elastomeric additives, as well as medical implants.

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
TPV. SantopreneTM, DytronTM and GeolastTM, our TPV trademarks, are chemically cross-linked, high-performance materials which leverage a unique combination of engineering thermoplastic and elastomer properties. These products are used in future mobility, infrastructure, medical and sustainability applications.
Polypropylene. Our polypropylene products include Polifor® and Tecnoprene® and are primarily used in automotive, appliances, electrical and consumer applications due to their high impact and fatigue resistance, exceptional rigidity at high temperatures and an ability to withstand chemical agents.
VitalDose®. Our ethylene vinyl acetate ("EVA") copolymers, sold under the VitalDose® trademark, are an enabling technology used for controlled-release drugs, medical implants and combination devices, including drug-eluting implants, reliable controlled-release performance in subcutaneous and surgical implants, intravitreal and extraocular devices.
Sunett® sweetener. Ace-K, a non-nutritive high intensity sweetener sold under the Sunett® trademark, for which the primary raw material is diketene and is used in a variety of beverages, confections and dairy products throughout the world.
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
See Note 23 - Revenue Recognition in the accompanying consolidated financial statements for further information.

Acetate Tow

Products	Major End-Use Applications	Principal Competitors	Key Raw Materials
•Acetate tow •Acetate flake	•Filtration •Films •Flexible packaging	•Cerdia •Daicel •Eastman Chemical Company	•Wood pulp •Acetic acid •Acetic anhydride
•Overview
Our Acetate Tow business is a leading global producer and supplier of acetate tow and acetate flake, primarily used in filter products applications. We hold an approximately 30% ownership interest in three separate ventures in China that produce acetate flake and acetate tow. China National Tobacco Corporation, a Chinese state-owned tobacco entity, has been our venture partner for over three decades. Our Acetate Tow business has production sites in Belgium and the U.S., along with sites at our three Acetate Tow strategic affiliates in China.
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
See Note 23 - Revenue Recognition in the accompanying consolidated financial statements for further information.

Acetyl Chain

Products	Major End-Use Applications	Principal Competitors	Key Raw Materials
•Acetic acid
•Vinyl acetate monomer ("VAM")
•Vinyl acetate ethylene ("VAE") emulsions
•Conventional emulsions
•Ethylene vinyl acetate ("EVA") resins and compounds
•Low-density polyethylene resins ("LDPE")
•Redispersible Powders ("RDP")
•Acetic anhydride
•Acetaldehyde
•Ethyl acetate
•Formaldehyde
•Butyl acetate

•Paints
•Coatings
•Adhesives
•Textiles
•Paper finishing
•Flexible packaging
•Lamination products
•Pharmaceuticals
•Films
•Inks
•Plasticizers
•Solvents
•Automotive parts
•External thermal insulation composite systems
•Tiling
•Plasters and renders
•Lubricants

•Arkema
•BASF SE
•Chang Chun Petrochemical Co., Ltd.
•Daicel
•Dairen Chemical Corporation
•Dow Inc.
•Eastman Chemical Company
•E. I. du Pont de Nemours and Company
•ExxonMobil Chemical
•Huayi Chemical Co., Ltd.
•INEOS
•Jiangsu Sopo (Group) Co., Ltd.
•Kuraray Co., Ltd.
•LyondellBasell Industries N.V.
•Nippon Gohsei
•Showa Denko K.K.
•Sipchem
•Wacker Chemie AG
•Methanol •Carbon monoxide •Ethylene •Acetic acid •VAM •VAE emulsions •Conventional emulsions •Acrylate esters •Styrene •Polyvinyl alcohol
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
We have focused in recent years on enhancing our ability to drive incremental value through our global production network and productivity initiatives as well as proactively managing the intermediate chemistry business in response to trade flows and prevailing industry trends. Our intermediate chemistry business has production sites in China, Germany, Mexico, Singapore and the U.S. We are a global industry leader, with a broad acetyls product portfolio, leading technology, low cost production footprint and a global supply chain. With decades of experience, advanced proprietary process technology and favorable capital and production costs, we are a leading global producer of acetic acid and VAM. AOPlus®3 technology extends our historical technology advantage and enables us to construct a greenfield acetic acid facility with a capacity of 1.8 million metric tons at a lower capital cost than our competitors. Our VAntage®2 technology could increase VAM capacity to meet growing customer demand globally with minimal investment. We believe our production technology is among the lowest cost in the industry and provides us with global growth opportunities through low cost expansions and a cost advantage over our competitors.
Our emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. Our emulsion polymers products are sold under globally and regionally recognized brands including EcoVAE®, Mowilith®, Vinamul®, Celvolit®, Dur-O-Set®, TufCOR® and Avicor®. The emulsion polymers business has production facilities in Canada, China, Germany, the Netherlands, Singapore, Sweden and the U.S. and is supported by expert technical service regionally.

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
We have a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui"), in which we own a 50% interest, for the production of methanol at our integrated chemical plant in Clear Lake, Texas. The methanol unit utilizes natural gas in the U.S. Gulf Coast region as a feedstock. Almost all of our North American methanol needs are met from our share of the production, as well as the long-term contract we have with our joint venture partner, Mitsui.
Sales from acetyl products amounted to 36%, 27% and 27% of our consolidated net sales for the years ended December 31, 2021, 2020 and 2019, respectively.
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
See Note 23 - Revenue Recognition in the accompanying consolidated financial statements for further information.
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
Our strategic affiliates contribute substantial earnings and cash flows to us. During the year ended December 31, 2021, our equity method strategic affiliates generated combined sales of $1.3 billion, resulting in our recording $109 million of equity in net earnings of affiliates and $80 million of dividends.
In October 2020, we completed the sale of our 45% joint venture equity interest in Polyplastics Co., Ltd.("Polyplastics"), to our joint venture partner Daicel, for a purchase price of approximately $1.6 billion in cash. The sale of Polyplastics was meant to drive future growth, advance application development with customers, and pursue high-return expansion opportunities for the benefit of Celanese and its customers. See Note 7 - Investments in Affiliates in the accompanying consolidated financial statements for further information.

Our strategic affiliates as of December 31, 2021 are as follows:

	Location of Headquarters	Ownership	Partner(s)	Year Entered
Equity Investments
Engineered Materials
National Methanol Company	Saudi Arabia	25%	Saudi Basic Industries Corporation (50%); Duke Energy Arabian Ltd. (25%)	1981
KEPCO	South Korea	50%	Mitsubishi Gas Chemical Company, Inc. (40%); Mitsubishi Corporation (10%)	1999
Fortron Industries LLC	U.S.	50%	Kureha America Inc. (50%)	1992
Equity Investments Without Readily Determinable Fair Value
Acetate Tow
Kunming Cellulose Fibers Co. Ltd.	China	30%	China National Tobacco Corporation (70%)	1993
Nantong Cellulose Fibers Co. Ltd.	China	31%	China National Tobacco Corporation (69%)	1986
Zhuhai Cellulose Fibers Co. Ltd.	China	30%	China National Tobacco Corporation (70%)	1993
National Methanol Company. National Methanol Company represents approximately 1% of the world's methanol production capacity and is one of the world's largest producers of methyl tertiary-butyl ether, a gasoline additive. Its production facilities are located in Saudi Arabia. Saudi Basic Industries Corporation ("SABIC") is responsible for all product marketing. Methanol is a key feedstock for POM production and is produced by our Ibn Sina affiliate which provides an economic hedge against raw material costs in our engineered materials business.
KEPCO. KEPCO is a leading producer of POM in South Korea. KEPCO has polyacetal production facilities in Ulsan, South Korea, compounding facilities for PBT and nylon in Pyongtaek, South Korea, and participates with Mitsubishi Gas Chemical Company, Inc. in a world-scale POM facility in Nantong, China. In December 2020, we signed a memorandum of understanding with our joint venture partners to restructure KEPCO, in which we and our joint venture partners will receive exclusive offtake rights to POM in Asia and global marketing rights without restrictions. The joint venture restructuring is expected to be completed in the first half of 2022.
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
Acetate Tow strategic ventures. Our Acetate Tow ventures generally fund their operations using operating cash flow and pay dividends based on each ventures' performance in the preceding year. In 2021, 2020 and 2019, we received cash dividends of $146 million, $126 million and $112 million, respectively.
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

As of December 31, 2021
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
Trademarks. Amcel®, AOPlus®, Ateva®, Avicor®, Celanese®, Celanex®, Celanyl®, Celcon®, Celstran®, Celvolit®, Clarifoil®, Dur-O-Set®, Dytron®, ECOMID®, EcoVAE®, Elotex®, Factor®, Forprene®, FRIANYL®, Fortron®, Geolast®, GHR®, GUR®, Hostaform®, Laprene®, MetaLX®, Mowilith®, MT®, NILAMID®, Nutrinova®, Nylfor®, OmniLon®, Pibiflex®, Pibifor®, Pibiter®, Polifor®, Resyn®, Riteflex®, Santoprene®, SlideX®, Sofprene®, Sofpur®, Sunett®, Talcoprene®, Tarnoform®, Tecnoprene®, TufCOR®, VAntage®, Vectra®, Vinac®, Vinamul®, VitalDose®, Zenite® and certain other branded products and services named in this document are registered or reserved trademarks or service marks owned or licensed by Celanese. The foregoing is not intended to be an exhaustive or comprehensive list of all registered or reserved trademarks and service marks owned or licensed by Celanese. Fortron® is a registered trademark of Fortron Industries LLC. Hostaform® is a registered trademark of Hoechst GmbH. Mowilith® and NILAMID® are registered trademarks of Celanese in most European countries.
We monitor competitive developments and defend against infringements on our intellectual property rights. Neither Celanese nor any particular business segment is materially dependent upon any one patent, trademark, copyright or trade secret.
Environmental and Other Regulation
Matters pertaining to environmental and other regulations are discussed in Item 1A. Risk Factors, as well as Note 2 - Summary of Accounting Policies, Note 13 - Environmental and Note 20 - Commitments and Contingencies in the accompanying consolidated financial statements.
We expect to incur approximately $40 million to $70 million in capital expenditures for environmental control measures in each of 2022 and 2023.
Climate Change
Climate change is one of the most challenging and significant issues facing the world today, and we are committed to doing our part to make sustainable progress toward addressing this challenge.
The nature of our operations is energy and fossil fuel intensive. We have therefore invested in projects to increase energy efficiency, improve reliability, recover and reuse waste heat, and increase our purchase of renewable energy as well as more sustainable raw materials. These include a combined heat and power unit at our Lanaken, Belgium facility, a waste-to-energy system in Nanjing, China, using solar energy at our Clear Lake, Texas facility designed for use by us and our onsite industrial partners, and a carbon dioxide capture and conversion to methanol project at our Clear Lake, Texas facility.
We are also focused on developing products to help our customers meet their sustainability goals. Examples include products for improving the efficiency of construction materials, vehicle lightweighting, solar panels and powering electric vehicles. We are also focused on making our own products from more sustainable sources, including using biocertified content in certain product lines as well as products made from recyclable feedstocks. We believe these capabilities, together with trends such as the automobile industry's commitment towards improved energy efficiency and clean energy, present market opportunities for us.
With the third quarter 2021 publication of our Sustainability Report, we have reported gross Scope 1 and Scope 2 greenhouse gas emissions for 2020 using The Greenhouse Gas Protocol, A Corporate Accounting and Reporting Standard, as a guide. Updated 2021 emissions figures were not available at the time of this filing.
For information on the risks we face related to climate change, including potential regulatory developments that may increase our operating costs, potentially significantly, please see the risk factors in Item 1A. Risk Factors titled "We are subject to financial, regulatory and physical risks associated with climate change as well as potential legislation, regulation and international accords to address it" and "Changes in environmental, health and safety regulations in the jurisdictions where we manufacture or sell our products could lead to a decrease in demand for our products." Climate-related regulatory risks are assessed within our Enterprise Risk Management process. However, due to the level of uncertainty regarding what legislative or regulatory requirements may be enacted, it is not possible for us to estimate the impact of climate-related developments on our results of operations or financial conditions.
Human Capital Resources
Workforce Composition and Diversity, Equity and Inclusion
Our business is operated by a diverse and global workforce, with employees in the following key geographies:

Employees as of December 31, 2021
North America
U.S.	3,075
Canada	203
Mexico	419
Total	3,697
Europe
Germany	1,530
Other Europe	1,728
Total	3,258
Asia	1,444
Rest of World	130
Total	8,529
We believe that providing a workplace that promotes mutual respect and inclusion for all employees is critical to our success and to driving innovation and growth. To that end, we continue to make progress in our efforts to promote diversity, equity and inclusion in our Company. In order attract a diverse pipeline of talent, we engage with historically black colleges and universities ("HBCUs"), trade associations and other professional groups to broaden our candidate pool. Our Diversity, Equity and Inclusion Council elevates employee voice to inform activities that foster an inclusive environment for all. We promote engagement globally through 52 chapters of nine different Employee Resource Groups designed to inspire, develop and increase the visibility, representation and promotion of underrepresented groups.

As of December 31, 2021:
•globally, women represent approximately 38% of our senior leadership team, 29% of our management roles and 24% of our overall workforce; and
•in the U.S., people of color represent approximately 13% of our senior leadership team, 34% of our management roles and 31% of our overall workforce.
The following shows our attrition rate for the year ended December 31, 2021:

Attrition Rate
Employee Category
Global employees	10.0%
Women (globally)	10.5%
People of Color (U.S.)	13.1%
In 2020, we experienced historically low attrition rates. In 2021, we experienced a higher rate of retirement combined with a very competitive talent market which resulted in slightly higher attrition rates compared to 2019. We have continued to attract a strong, diverse pipeline of talent, hiring at record levels to support both inorganic and organic growth, enabling future success.
Stewardship: Health, Safety and Environmental
We focus on more than the occupational health and safety of our employees, contractors and any visitors to our sites. We have an expanded view and measurement of "Stewardship" that includes process safety and releases to the environment since these incidents may have an impact on the communities where we live and work. Our Stewardship values are critical to our success in attracting and retaining the best industry talent across the globe.
We strive to do no harm to people, the environment or the communities that host our facilities. We believe in continuous improvement in our Stewardship culture by building competency in our people and having a comprehensive management system built from recognized global practices. Our values include a commitment to the health and safety of our employees, contractors, communities and the environment.
We utilize a mixture of leading and lagging indicators to assess the Stewardship performance of our operations. Lagging indicators for occupational health and safety include the Occupational Safety and Health Administration ("OSHA") Total Recordable Incident Rate ("TRIR") and the OSHA Lost Time Incident Rate ("LTIR") based upon the number of incidents per 200,000 work hours of both employees and contractors. Process Safety lagging indicators follow the industry standard from API RP 754 for Tier 1 and Tier 2 events for incident count, rate, and severity. The criteria for tracking release to the environment lagging indicators are 10% or greater of the Celanese reportable quantity (based on U.S. Environmental Protection Agency ("EPA") methodology or internal values). Examples of Stewardship Tier 3 leading indicators include reporting and resolution of near miss events and hazard recognitions, behavioral based safety observations, all releases to the environment that fall below the previously mentioned threshold criteria and challenges to process safety systems.
For the year ended December 31, 2021, we had a TRIR of 0.19 and a LTIR of 0.06. Through deliberate actions, we have reduced our TRIR and LTIR rates by 39% and 54%, respectively, since 2017.
Rounding out our Stewardship performance in 2021, we had 15 Tier 1 and Tier 2 process safety incidents and 16 releases to the environment above the 10% significant threshold. Any other loss of primary containment incidents, challenges to pressure relief systems, safety instrumented systems and safe operating limits are tracked as Tier 3 leading indicators. Our expanded tracking of leading indicator events helps identify potential emerging deficiencies that enables us to take continuous improvement actions. For example, this past year we concentrated heavily on hand safety awareness (the most commonly impacted body part) and establishing clear requirements regarding our fundamental life critical procedures and their field execution while focusing to prevent injuries with the most significant consequences.
Employee Health and Wellness
Our efforts to support our employees' physical well-being starts with comprehensive health benefits offered to all U.S. employees who work more than 20 hours per week, plus their eligible family members. Around the world, we offer other benefits that are competitive in each of the countries where we operate.

The cornerstone programs in the U.S. are:
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
•Access to up to eight FDA approved over-the-counter COVID-19 tests per eligible participant per month;
•Participation in a virtual physical therapy program to help with chronic musculoskeletal pain;
•A program created to empower all people with diabetes to live better, healthier lives; and
•A program created to provide employees access to blood pressure, activity and weight tracking technologies to help our employees maintain a healthy heart and reduce blood pressure, if needed.
Talent Development
We are committed to fostering an engaging and inclusive workplace with opportunities for collaboration, development and leadership. Our Talent Management strategies provide a consistent and efficient approach to how we acquire talent, manage performance, develop bench strength, support development and help employees reach their fullest potential.
We have a structured approach to reviewing talent with management, as well as with the Board of Directors. This includes discussions of employee development, executive succession, diversity, talent pipelines and workforce planning requirements. We regularly report to the Board of Directors on talent management strategies across functional areas, and annually review executive succession with the Board of Directors.
We believe in giving employees clear opportunities to pursue their unique career goals and helping our leaders be a resource, champion and coach. Our Global Career Framework provides clarity around opportunities that can exist at Celanese and it also removes artificial barriers to help employees own their careers. It allows employees to regularly increase their scope and responsibility, both within an employee's current role and moving to new roles. We also provide a specific technical career ladder for employees in technical roles to enable employees in manufacturing and other technical functions to grow their careers. We utilize our Leadership Framework to define the attributes, competencies and behaviors of leaders at Celanese.

COVID-19
For further information regarding the impact of COVID-19 and actions we've taken in response to the COVID-19 pandemic, including with respect to our employees, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

Item 1A.  Risk Factors
The following risks could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Form 10-K, including in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and notes thereto..
Risks Related to Economic and Industry Conditions
We are exposed to general economic, political and regulatory conditions and risks in the countries in which we have operations and customers.
We operate globally and have customers in many countries. Our major facilities are primarily located in North America, Europe and Asia, and we hold interests in affiliates that operate in the United States ("U.S."), Germany, China, Japan, South Korea and Saudi Arabia. Our principal customers are similarly global in scope and the prices of our most significant products are typically regional or world market prices. Consequently, our business and financial results are affected, directly and indirectly, by world economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates and other challenges such as the changing regulatory environment.
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
In addition, we have significant operations and financial relationships based in Europe. Historically, sales originating in Europe have accounted for over one-third of our net sales annually, and accounted for approximately 36% of our net sales in 2021. Adverse conditions in the European economy related to the United Kingdom's exit from the European Union ("EU") membership or otherwise may negatively impact our overall financial results due to reduced economic growth, trade disruptions, decreased end-use customer demand or other factors.
We are subject to risks associated with the increased volatility in the prices and availability of key raw materials and energy, which could have a significant adverse effect on the margins of our products and our financial results.
We purchase significant amounts of ethylene, methanol, carbon monoxide and natural gas from third parties primarily for use in our production of basic chemicals in our intermediate chemistry business, principally acetic acid, VAM and formaldehyde. We use a portion of our output of these chemicals, in turn, as inputs in the production of downstream products in all of our business segments. We also purchase some of these raw materials for use in our emulsion polymers and EVA polymer businesses, primarily for vinyl acetate ethylene emulsions and ethylene vinyl acetate production, as well as significant amounts of wood pulp for use in our production of acetate tow. We also procure polymers, rubber and polypropylene for use in production of engineered materials, and other raw materials as additives to our products including fiberglass, flame retardant materials and other compounding components.
The prices and availability of many of these items is dependent on the available supply and may increase significantly as a result of uncertainties associated with inflationary pressures, transportation or logistics disruptions, weather, natural disasters, epidemics, pandemics, the effects of climate change or political instability, plant or production disruptions, strikes or other labor unrest, breakdown or degradation of transportation infrastructure used in the delivery of raw materials and energy commodities, war, terrorist activities, civil unrest, or changes in laws or regulations in any of the countries in which we have significant suppliers. In particular, to the extent of our vertical integration in the production of chemicals, shortages in the availability of raw material chemicals, such as natural gas, ethylene and methanol, or the loss of our dedicated supplies of carbon monoxide, may have an increased adverse impact on us as it can cause a shortage in intermediate and finished products. Such shortages would adversely impact our ability to produce certain products and increase our costs resulting in reduced margins and adverse impacts to our financial results. Like many companies in 2021, we experienced supply disruptions and increased costs of inputs, which we believe led to increased costs and some lost sales as a result of reduced ability to produce products to meet aggregate demand. We attempt to pass through costs to customers, but even where we are successful increased prices could lead to reduced customer demand for our products or could result in competitive disadvantages. We currently expect these issues to continue into 2022.
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
If we are not able to fully offset the effects of higher energy and raw material costs through price increases, productivity improvements or cost reduction programs, or if such commodities become unavailable, it could have a significant adverse effect on our ability to timely and profitably manufacture and deliver our products resulting in reduced margins and adverse impacts to our financial results.
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
Our business, financial condition and result of operations have been, are being, and may in the future be, significantly and adversely affected by the COVID-19 pandemic, and we cannot predict the extent to which these effects may continue or re-occur with greater severity.
Substantially all locations where we and our customers and suppliers have offices and production facilities were impacted by the COVID-19 pandemic and the resulting government-imposed quarantines, stay-at-home restrictions, travel restrictions and other public health and safety measures.
COVID-19 significantly impacted our operations and financial results during 2020 by slowing down the economy and depressing demand in many of our markets as well as the end customers of products for which our products serve as materials and inputs. Like most companies, we continue to be impacted by the continuing effects of the pandemic.

The extent to which COVID-19 may continue to impact our operations or those of our customers or suppliers will depend on future developments and numerous factors, which are highly uncertain and cannot be predicted with confidence. These include:
•the extent of any resurgence in infections and the spread of the disease or variants thereof, and the effectiveness of vaccines or other medical treatments;
•additional governmental, business and individual actions to contain the spread of COVID-19, including social distancing, work-at-home, stay-at-home and shelter-in-place orders and shutdowns, travel restrictions and quarantines;
•the extent to which these conditions depress economic activity generally and demand for our products specifically and affect the financial markets;
•the effect of the outbreak on our employees, customers, suppliers, supply chain and other business partners;
•our ability during the outbreak to provide our products and services;
•disruptions to our business, supply chain or the availability of raw materials caused by plant closures or transportation and shipping disruptions;
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
The COVID-19 pandemic continues to evolve, and it is unknown if disruptions to our customers' demand will recur. We have monitored and will continue to monitor the situation closely.
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
We have experienced recent disruptions of the type described above. In February 2021, Winter Storm Uri led to worldwide supply disruptions, loss of energy and critical raw materials at our Texas sites and impacted nearly all of our employees in Texas, where we are headquartered and where several of our manufacturing sites are located. This storm led us to proactively and temporarily shut down our Texas production facilities in a controlled manner to protect our employees, communities, and assets, and the necessity of this decision led to lost production and negatively impacted our financial results for that quarter. In August 2020, to protect our employees and safeguard the assets at our Clear Lake facility, we temporarily, voluntarily ceased production at our Clear Lake, Texas facility during the landfall of Hurricane Laura. During 2019, production of acetic acid and VAM was disrupted due to a localized fire at our Clear Lake, Texas facility, which caused reduced sales and profits.

Disruptions or interruptions of production or operations could also occur due to accidents, interruptions in sources of raw materials, cybersecurity incidents, terrorism or political unrest, or other unforeseen events or delays in construction or operation of facilities, including as a result of geopolitical conditions, the occurrence of acts of war or terrorist incidents or as a result of weather, natural disasters, or other crises including public health crises.
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
As part of our growth strategy, we intend to pursue acquisitions and joint venture opportunities. Successful accomplishment of this objective may be limited by the availability and suitability of acquisition candidates, the ability to obtain regulatory approvals necessary to complete a planned transaction, and by our financial resources, including available cash and borrowing capacity. Acquisitions and joint venture transactions involve numerous risks, including difficulty determining appropriate valuation, integrating operations, technologies, services and products of the acquired lines or businesses, personnel turnover and the diversion of management's attention from other business matters. In addition, we may be unable to achieve anticipated benefits from these transactions in the time frame that we anticipate, or at all, which could adversely affect our business or results of operations. See Strategic Affiliates in Item 1. Business and Note 4 - Acquisitions, Dispositions and Plant Closures for further information.
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
We conduct a significant portion of our operations outside the U.S. Consequently, fluctuations in currencies of other countries, especially the Euro, may materially affect our operating results. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars based on average exchange rates prevailing during the reporting period or the exchange rate at the end of that period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net operating revenues, operating income and the cost of balance sheet items denominated in foreign currencies. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of our goods versus those of our competitors.
In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into a purchase or sales transaction using a currency different from the operating subsidiary's functional currency. Given the volatility of exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, we may not be able to manage our currency transaction and translation risks effectively.
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
We are subject to information or operational technology cybersecurity threats that could materially affect our business.
We have been and will continue to be subject to advanced and persistent threats in the areas of information and operational technology security and fraud. We seek to prevent unauthorized access to our information and operational technology systems and to detect and investigate any cybersecurity incidents that may occur, however in some cases we might be unaware of a particular incident or its magnitude and effects. At the current time, we may face increased information technology security and fraud risks due to our increased reliance on working remotely during the COVID-19 pandemic, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. Additionally, we may be exposed to unauthorized access to our information or operational technology systems through undetected vulnerabilities in our service providers' information systems or software.
The theft, misuse or publication of our intellectual property and/or confidential business information or the compromising of our systems or networks (including through ransomware or denial-of-service attacks) could harm our competitive position, cause operational disruption (including the potential to disrupt or compromise our control of physical plant operations at our manufacturing sites), reduce the value of our investment in research and development of new products and other strategic initiatives or otherwise adversely affect our business or results of operations. To the extent that any security breach results in inappropriate disclosure of our employees', customers' or vendors' confidential or personally identifiable information, we may incur liability or suffer reputational damage in the marketplace as a result. To the extent that any security breach impacts operations at our manufacturing sites, we may experience production or shipping disruptions. We maintain cyber/information security insurance, but any losses may be beyond the limits, or outside the coverage, of our policy.

Information and operational security threats and methods of perpetrating fraud or misappropriating information are constantly evolving and becoming more complex, which increases the difficulty and expense of defending against these threats. Although we attempt to mitigate these risks by employing a number of measures, including insurance, monitoring of our systems and networks, employee training, crisis simulations and maintenance of backup and protective systems, our systems, networks, products and services remain potentially vulnerable to increasingly sophisticated advanced persistent threats that may have a material effect on our business. In addition, the devotion of additional resources to the security of our information or operational technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.
Regulatory, Legal, Environmental and Tax Risks
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
Moreover, changes in laws or regulations, including the more aggressive enforcement of such laws and regulations, such as unexpected changes in regulatory requirements (including import or export licensing requirements), or changes in reporting requirements of the U.S., Canadian, Mexican, German, EU or Asian governmental agencies, could increase the cost of doing business in these regions. In addition, enforcement of environmental or other governmental policy may result in plant shut downs or significantly decreased production, such as in China on high pollution days. For example, in 2021 we experienced energy curtailment mandates from the government in the Chinese province where our Nanjing production facility is located, which forced us to reduce and curtail production at that site. Any of these types of conditions, including the failure to obtain or maintain operating permits for our business, may have an effect on our business and financial results as a whole and may result in volatile current and future prices for our products and raw materials. See Note 20 - Commitments and Contingencies in the accompanying consolidated financial statements for further information.
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
Costs related to our compliance with environmental, health and safety laws and regulations, and potential obligations with respect to sites currently or formerly owned or operated by us, may have a negative impact on our operating results. We also have obligations related to the indemnity agreement contained in the demerger and transfer agreement between Celanese GmbH and Hoechst AG for environmental matters arising out of certain divestitures that took place prior to the demerger. See Note 13 - Environmental in the accompanying consolidated financial statements for further information.

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
For more information on risks we face specifically related to climate change and related potential regulation, see the risk factor titled "We are subject to financial, regulatory and physical risks associated with climate change as well as potential legislation, regulation and international accords to address it" below.
Changes in environmental, health and safety regulations in the jurisdictions where we manufacture or sell our products could lead to a decrease in demand for our products.
New or revised governmental regulations, independent studies or consumer or societal perceptions relating to the effect of our products on health, safety or the environment may affect demand for our products and the cost of producing our products. In addition, products we produce, including VAM, formaldehyde and polymers derived from formaldehyde, may be classified and labeled in a manner that would adversely affect demand for such products. For example, in 2019 the EPA designated formaldehyde as a high-priority substance under the Toxic Substances Control Act and the substance is currently undergoing risk evaluation. In addition, in 2012 the International Agency for Research on Cancer ("IARC"), a research agency within the World Health Organization, classified formaldehyde as carcinogenic to humans (Group 1) based on epidemiological studies linking formaldehyde exposure to nasopharyngeal cancer, a rare cancer in humans, and leukemia. In 2011, a similar conclusion was reached by the National Toxicology Program ("NTP"), a U.S. inter-agency research program. We anticipate that the results of the IARC's and the NTP's reviews will continue to be examined and considered by government regulatory agencies with responsibility for setting worker and environmental exposure standards and labeling requirements.
Other initiatives, including the Chemical Strategy for Sustainability initiative currently to be undertaken by the EU as part of the Green Deal will potentially require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These assessments may result in heightened concerns about the chemicals involved and additional regulatory requirements being placed on the production, handling, labeling and/or use of the subject chemicals.
Additionally, increased social and regulatory focus on climate change could lead to changes in the demand behavior of our customers or their end-customers, and could result in reduced customer demand for products made from materials that are perceived to be significant contributors to greenhouse gas emissions and global climate change, and we may not be able to fully address these concerns through changes in manufacturing methods or use of more sustainable materials and processes.
Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products. Such a decrease in demand would likely have an adverse impact on our business and results of operations.
We are subject to financial, regulatory and physical risks associated with climate change as well as potential legislation, regulation and international accords to address it.
Greenhouse gas ("GHG") emissions have become the subject of significant international, national, regional, state and local attention. For example, the EPA has promulgated rules concerning reporting GHG emissions. The European Commission has also embarked on the European Green Deal initiative with the goal of making the EU carbon neutral by 2050, which is expected to lead to additional statutory and regulatory requirements. In addition, regulation of greenhouse gas also could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation intended to reduce or mitigate the effects of GHG emissions.

A number of our operations are within jurisdictions that have or are developing regulatory regimes governing GHG emissions, which may lead to direct and indirect costs on our operations. Some jurisdictions have emissions reduction measures directed at the power or oil and gas sectors, which could result in higher power input costs for us. Other regulations that are being implemented or contemplated include the potential for restrictions on GHG emissions, cap and trade emissions trading systems, taxes on GHG emissions, fuel, and energy, or carbon import charges on certain products among other provisions. These measures, if and where enacted, may significantly increase our costs of operations or require us to incur significant additional capital costs for the installation of equipment to mitigate GHG emissions for our sites' manufacturing operations.
Physical impacts of climate change, such as increased frequency and severity of hurricanes and floods and impact on sea levels, may also impact our facilities and operations and those of our key suppliers. A number of our sites are located in areas that are exposed to weather events and changing sea levels (such as the Texas Gulf Coast) and that have been impacted by hurricanes and other weather events in the past as described elsewhere in these risk factors. To the extent climate change exacerbates these threats, our operations and supply chains could experience increased levels of disruptions.
We closely monitor developments in this area, but there is significant uncertainty regarding what legislative or regulatory requirements may be put in place, which makes it impossible for us to predict the longer-term impact these measures have on our operations. However, we believe that future legislative and regulatory developments related to climate change are likely, which could materially increase operating costs in the chemical industry and thereby increase our manufacturing and delivery costs.
Our aspirations, goals, and initiatives related to sustainability, and our public statements and disclosures regarding them, expose us to risks.
We have developed and publicized, and expect to continue to establish, goals, targets, and other objectives related to sustainability matters. Such statements reflect our current plans at the time they are made, and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives could expose us to operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, or objective is and will be subject to numerous factors and conditions, many of which are outside of our control, such as evolving regulatory or quasi-regulatory sustainability standards, differing requirements and the pace of changes in technology.
We may face increased scrutiny from the investment community, other stakeholders, regulators, and the media related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, ability to attract or retain employees, and attractiveness as an investment, business partner, or as an acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines that we announce, or at all, could have the same negative impacts, as well as expose us to government enforcement actions and private litigation. Even if we achieve the goals, targets, and objectives we set, we may not realize all of the benefits that it expected at the time they were established.
Our business and financial results may be adversely affected by various legal and regulatory proceedings.
We are involved in legal and regulatory proceedings, lawsuits, claims and investigations in the normal course of business and could become subject to additional claims in the future, some of which could be material. The outcome of existing proceedings, lawsuits, claims and investigations may differ from our expectations because the outcomes of such proceedings, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead us to change current estimates of liabilities and related insurance receivables where applicable, or permit us to make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments, or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in charges that could have a material adverse effect on our business, results of operations or financial condition in any particular period. See Note 13 - Environmental and Note 20 - Commitments and Contingencies in the accompanying consolidated financial statements for further information.

Changes in, or the interpretation of, tax legislation or rates throughout the world, or the resolution of tax examinations or audits, could materially impact our results.
Our future effective tax rate and related tax balance sheet attributes could be impacted by changes in tax legislation throughout the world. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the European Commission has been conducting investigations focusing on whether local country tax rulings or tax legislation provide preferential tax treatment that violates EU state aid rules. In addition, the Organization of Economic Cooperation and Development, which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting initiatives, which focus on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. Furthermore, a number of countries where we do business, including the U.S. and many countries in the EU, have changed or are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational corporations. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, expirations of tax holidays or rulings, changes in the assessment regarding the realization of deferred tax assets, or changes in tax laws and regulations or their interpretation. The increasingly complex global tax environment and related legislative developments could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various final and proposed regulations supplementing the TCJA provisions since 2018. See Note 16 - Income Taxes in the accompanying consolidated financial statements for further information.
We are subject to the regular examination of our income tax returns by various tax authorities. Examinations in material jurisdictions or changes in laws, rules, regulations or interpretations by local taxing authorities could result in impacts to tax years open under statute or to foreign operating structures currently in place.
Our tax returns are under audit for the years 2013 through 2015 by the United States, the Netherlands and Germany. These authorities have proposed adjustments to transfer pricing and the reallocation of income between the related jurisdictions to open tax years through 2019. We are currently evaluating these proposals and all potential remedies. If this matter is resolved in a manner inconsistent with our expectations or we are unsuccessful in defending our position, our financial condition and operating results could be adversely impacted.
We cannot predict with certainty the outcome of tax examinations or audits. We regularly assess the likelihood of adverse outcomes resulting from these examinations or changes in laws, rules, regulations or interpretations to determine the adequacy of our provision for taxes. It is possible the outcomes from these examinations will have a material adverse effect on our financial condition and operating results in future periods.
Risks Related to Our Human Capital
Our success depends upon our ability to attract and retain key employees and the identification and development of talent to succeed senior management.
Our success depends on our ability to attract and retain key personnel including our management team. The inability to recruit and retain talented employees or the unexpected loss of such talented employees or key personnel may adversely affect our operations. In 2021, like many companies, we experienced an increasingly competitive hiring environment for skilled employees at our manufacturing and other sites, which in some cases has increased, or may in the future increase, the cost of retaining or hiring talented employees, particularly in technical manufacturing roles critical to our success.
In addition, we rely on our senior management team specifically, therefore our future success depends in part on our ability to retain those members of senior management and to identify and develop talent to succeed senior management. The hiring and retention of key personnel and appropriate senior management succession planning will continue to be important to the successful implementation of our strategies.
Significant changes in pension fund investment performance or assumptions relating to pension costs may have a material effect on the valuation of pension obligations, the funded status of pension plans and our pension cost.
The cost of our pension plans is incurred over long periods of time and involves many uncertainties during those periods of time. Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level and value of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets will likely result in corresponding increases and decreases in the valuation of plan assets and a change in the discount rate or mortality assumptions, which will likely result in an increase or decrease in the valuation of pension obligations. The combined impact of these changes will affect the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. In recent years, an extended duration strategy in the asset portfolio has been implemented in some plans to reduce the influence of liability volatility due to changes in interest rates. If the funded status of a pension plan declines, we may be required to make unscheduled contributions in addition to those contributions for which we have already planned. See Note 12 - Benefit Obligations in the accompanying consolidated financial statements for further information.
Some of our employees are unionized, represented by workers councils or are subject to local laws that are less favorable to employers than the laws of the U.S.
As of December 31, 2021, we had 8,529 employees globally. Approximately 15% of our 3,075 U.S.-based employees are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other employment rights than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor agreements. Most of our employees in Europe are represented by workers councils and/or unions that must approve any changes in terms and conditions of employment, including potentially salaries and benefits. They may also impede efforts to restructure our workforce. Although we believe we have a good working relationship with our employees and their legal representatives, a strike, work stoppage, or slowdown by our employees could occur, resulting in a disruption of our operations or higher ongoing labor costs.
Risks Related to Our Indebtedness
Our level of indebtedness and other liabilities could diminish our ability to raise additional capital to fund our operations or refinance our existing indebtedness when it matures, limit our ability to react to changes in the economy or the chemicals industry and prevent us from meeting obligations under our indebtedness.
See Note 11 - Debt in the accompanying consolidated financial statements for further information about our indebtedness. See Note 12 - Benefit Obligations, Note 13 - Environmental and Note 20 - Commitments and Contingencies in the accompanying consolidated financial statements for further information about our other obligations.
Our level of indebtedness and other liabilities could have important consequences, including:
•Increasing our vulnerability to general economic and industry conditions, including exacerbating the impact of any adverse business effects that are determined to be material adverse events under our existing senior credit agreement (the "Credit Agreement") or our indentures (the "Indentures") governing our $500 million in aggregate principal amount of 4.625% senior unsecured notes due 2022, €450 million in aggregate principal amount of 1.125% senior unsecured notes due 2023, $500 million in aggregate principal amount of 3.500% senior unsecured notes due 2024, €300 million in aggregate principal amount of 1.250% senior unsecured notes due 2025, $400 million in aggregate principal amount of 1.400% senior unsecured notes due 2026, €500 million in aggregate principal amount of 2.125% senior unsecured notes due 2027 and €500 million in aggregate principal amount of 0.625% senior unsecured notes due 2028 (collectively, the "Senior Notes");
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
Celanese and Celanese U.S. are holding companies and depend on subsidiaries to satisfy their obligations under the Senior Notes and the guarantee of Celanese U.S.'s obligations under the Senior Notes and the Credit Agreement by Celanese.
As holding companies, Celanese and Celanese U.S. conduct substantially all of their operations through their subsidiaries, which own substantially all of our consolidated assets. Consequently, the principal source of cash to pay Celanese and Celanese U.S.'s obligations, including obligations under the Senior Notes and the guarantee of Celanese U.S.'s obligations under the Credit Agreement and the Indentures by Celanese, is the cash that our subsidiaries generate from their operations. We cannot assure that our subsidiaries will be able to, or be permitted to, make distributions to enable Celanese U.S. and/or Celanese to make payments in respect of their obligations. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, applicable country or state laws, regulatory limitations and terms of our debt instruments may limit our subsidiaries' ability to distribute cash to Celanese U.S. and Celanese. While the Credit Agreement and the Indentures limit the ability of our subsidiaries to put restrictions on paying dividends or making other intercompany payments to us, these limitations are subject to certain qualifications and exceptions, which may have the effect of significantly restricting the applicability of those limits. In the event Celanese U.S. and/or Celanese do not receive distributions from our subsidiaries, Celanese U.S. and/or Celanese may be unable to make required payments on the indebtedness under the Credit Agreement, the Indentures, the guarantee of Celanese U.S.'s obligations under the Credit Agreement and the Indentures by Celanese, or our other indebtedness.
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Description of Property
We own or lease numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth a list of our principal offices, production and other facilities throughout the world as of December 31, 2021.

Site	Leased/Owned	Products/Functions
Corporate Offices
Amsterdam, Netherlands	Leased	Administrative offices
Budapest, Hungary	Leased	Administrative offices
Irving, Texas, U.S.	Leased	Corporate headquarters
Nanjing, China	Leased	Administrative offices
Shanghai, China	Leased	Administrative offices
Sulzbach, Germany	Leased	Administrative offices
Engineered Materials
Auburn Hills, Michigan, U.S.	Leased	Automotive Development Center
Bishop, Texas, U.S.	Owned	POM, UHMW-PE, Compounding
Evansville, Indiana, U.S.	Owned	Compounding
Ferrara, Italy	Leased	Compounding
Florence, Kentucky, U.S.	Owned	Compounding
Forli, Italy	Leased	Compounding
Frankfurt am Main, Germany(1)	Leased	POM, Compounding, Sorbates, Sunett® sweetener
Kaiserslautern, Germany(1)	Owned	LFRT
Nanjing, China(1)	Owned	LFRT, UHMW-PE, Compounding
Newport, Wales, U.K.	Owned	TPV
Oberhausen, Germany(1)	Leased	UHMW-PE
Pensacola, Florida, U.S.	Owned	TPV
Shelby, North Carolina, U.S.	Leased	LCP
Silao, Mexico	Leased	Compounding
Silvassa, Gurjarat, India	Owned	Compounding
Suzano, Brazil(1)	Leased	Compounding
Suzhou, China	Owned	Compounding
Utzenfeld, Germany	Owned	Compounding
Acetate Tow
Lanaken, Belgium	Owned	Acetate tow
Narrows, Virginia, U.S.	Owned	Acetate tow, Acetate flake
Acetyl Chain
Bay City, Texas, U.S.(1)	Leased	VAM
Bishop, Texas, U.S.	Owned	Formaldehyde, Paraformaldehyde
Boucherville, Quebec, Canada	Owned	Conventional emulsions
Cangrejera, Mexico	Owned	Acetic anhydride, Ethyl acetate, Acetone derivatives
Clear Lake, Texas, U.S.(2)	Owned	Acetic acid, VAM, Methanol
Edmonton, Alberta, Canada	Owned	Low-density polyethylene resins, Ethylene vinyl acetate
Enoree, South Carolina, U.S.	Owned	VAE emulsions
Frankfurt am Main, Germany(1)	Leased	Acetaldehyde, Conventional emulsions, VAE emulsions, VAM, RDP
Geleen, Netherlands	Owned	VAE emulsions, RDP
Jurong Island, Singapore(1)	Leased	Acetic acid, Butyl acetate, Ethyl acetate, VAE emulsions, VAM
Moosleerau, Switzerland	Owned	RDP
Nanjing, China(1)	Leased	Acetic acid, Acetic anhydride, Conventional emulsions, VAE emulsions, VAM
Perstorp, Sweden	Owned	Conventional emulsions, VAE emulsions
Shanghai, China(1)	Leased	RDP
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

Item 3.  Legal Proceedings
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust and competition, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 13 - Environmental and Note 20 - Commitments and Contingencies in the accompanying consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. See Item 1A. Risk Factors for certain risk factors relating to these legal proceedings.
Item 4.  Mine Safety Disclosures
None.
Information about our Executive Officers
The names, ages and biographies of our executive officers as of February 10, 2022 are as follows:

Name	Age	Position
Lori J. Ryerkerk	59	Chairman of the Board of Directors, Chief Executive Officer and President
Scott A. Richardson	45	Executive Vice President and Chief Financial Officer
Thomas F. Kelly	56	Senior Vice President, Engineered Materials
John G. Fotheringham	53	Senior Vice President, Acetyls
A. Lynne Puckett	59	Senior Vice President and General Counsel
Vanessa A. Dupuis	48	Senior Vice President and Chief Human Resources Officer
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

Thomas F. Kelly was named Senior Vice President, Engineered Materials in April 2020, leading the Engineered Materials business with global responsibility for product and business management, planning and portfolio development, and pipeline management. He had previously served as Vice President of Engineered Materials with Celanese since January 2019. He re-joined Celanese in January 2019 after serving with Cabot Microelectronics (now CMC Materials), a global supplier of consumable materials to semiconductor manufacturers and pipeline companies, from September 2016 to January 2019. At Cabot Microelectronics he held the roles of Vice President and Chief Commercial Officer and Vice President of Corporate Development. He was previously with Celanese from August 2012 to September 2016 as Director of Raw Materials, where he led a team responsible for sourcing strategic raw materials. Before joining Celanese, he had additional roles in supply chain, sales and manufacturing management with Chemtura, Cabot Microelectronics and Rohm & Haas. Mr. Kelly also serves (since 2021) as a board member of Nucera Solutions, a provider of specialty polymer solutions, and served as a board member of Vertellus Global Holdings LLC, a supplier of specialty chemical products, from August 2019 through December 2020. He holds a Master of Business Administration from Drexel University, and Master's and Bachelor's Degrees in Chemical Engineering from Villanova University.
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
Vanessa A. Dupuis was named Senior Vice President and Chief Human Resources Officer in February of 2021. Ms. Dupuis joined Celanese in 2017 as the Head of Global Talent Management. In this role, she was responsible for supporting business growth by implementing strategies to attract, develop, engage and retain talent around the globe. In 2019, Ms. Dupuis assumed additional responsibilities as the Head of Human Resources for Celanese Corporate Functions, Procurement and Customer Experience. In this expanded role, Ms. Dupuis served as a strategic human resources partner to the CFO, General Counsel, Head of Procurement and Head of Customer Experience in defining and implementing workforce strategies that ensure long-term success for the Company. In 2020, Ms. Dupuis was named vice president of Global Total Rewards and HR Operations. Over her 20-year career, Ms. Dupuis has served in a variety of human resources leadership roles across several industries such as energy, financial services, technology and healthcare. Prior to joining Celanese, Ms. Dupuis served as Head of Executive Development & Leadership Assessments for Duke Energy; as Human Resources Executive for Bank of America; and as a Learning & Development Partner for Dell Inc. Ms. Dupuis earned a Bachelor of Arts degree in Communications from Marist College, and a Master of Arts degree in Social & Organizational Psychology from Columbia University.

PART II
Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, par value $0.0001 per share ("Common Stock"), has traded on the New York Stock Exchange under the symbol "CE" since January 21, 2005.
Holders
As of January 28, 2022, there were 83 holders of record of our Common Stock. By including persons holding shares in broker accounts under street names, however, we estimate we have approximately 160,000 beneficial holders.
Dividend Policy
The amount available to us to pay cash dividends is not currently restricted by our existing senior credit facility and our indentures governing our senior unsecured notes. Certain indentures for notes issued prior to 2016 have provisions that restrict the amount available to us to pay cash dividends in the event of a ratings downgrade below investment grade by two or more credit rating agencies. Also, the general corporation law of the State of Delaware imposes additional restrictions on the payment of dividends by all Delaware corporations that do not currently limit our ability to pay our current and anticipated regular cash dividends. See Note 14 - Stockholders' Equity in the accompanying consolidated financial statements for further information.
Celanese Purchases of its Equity Securities
Information regarding repurchases of our Common Stock during the three months ended December 31, 2021 is as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that May Be Purchased Under the Program(2)
October 1 - 31, 2021	556,367	$162.24	556,367	$1,173,000,000
November 1 - 30, 2021	310,903	$166.53	310,903	$1,121,000,000
December 1 - 31, 2021	356,381	$162.72	356,381	$1,063,000,000
Total	1,223,651		1,223,651
___________________________
(1)May include shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.
(2)Our Board of Directors has authorized the aggregate repurchase of $6.9 billion of our Common Stock since February 2008.
See Note 14 - Stockholders' Equity in the accompanying consolidated financial statements for further information.

Performance Graph
The following performance graph compares the cumulative total return on Celanese Corporation Common Stock from December 31, 2016 through December 31, 2021 to that of the Standard & Poor's ("S&P") 500 Stock Index and the Dow Jones U.S. Chemicals Index. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of all dividends. The performance graph assumes an investment of $100 on December 31, 2016. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.
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

Item 6. Reserved
This item is no longer required, as the Company has adopted the amendment to Item 301 of Regulation S-K contained in SEC Release No. 33-10890, which became effective on February 10, 2021.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In this Annual Report on Form 10-K ("Annual Report"), the term "Celanese" refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The terms the "Company," "we," "our" and "us," refer to Celanese and its subsidiaries on a consolidated basis. The term "Celanese U.S." refers to the Company's subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.
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
After declining during 2020, consumer demand for most applications has increased and rebounded to pre-COVID-19 levels in many regions of the world, which has positively impacted our results of operations. Where we temporarily reduced run rates in prior quarters, our plants are now operating at more normalized levels, although, like many companies, we have experienced a tightening labor market, with increased competitiveness and higher costs for the pool of talent critical for specialty manufacturing and other operations.
Due to potential impacts of COVID-19 resurgences and variants, some uncertainty remains in the pandemic's future duration and scope. The extent to which resurgences or other variants of COVID-19 may adversely impact demand for our products, availability and price of raw materials and the labor supply, and therefore our business, financial condition and results of operations, will depend on numerous factors, including the effectiveness of vaccines, the extent and locations of any resurgences of the virus, health and safety measures and the continuing impact of the pandemic on supply chains (including the availability and cost of transportation and materials). On September 9, 2021, the President directed the Occupational Safety and Health Administration to promulgate rules requiring large employers to mandate employee vaccinations. These rules, referred to as the emergency temporary standard ("ETS") were subject to a number of legal challenges, including applications for emergency injunctions. These actions were consolidated before the United States Supreme Court, which issued a decision in January 2022 that stayed implementation of the ETS. In the United States, the ETS or similar regulations could be re-approved or re-issued in a similar or different form, and around the world we anticipate that national, state and local governments will continue to pursue regulatory or legislative action designed to curb the spread of COVID-19. Such efforts could impose additional costs on our operations. These factors are uncertain, rapidly changing and cannot be predicted.

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
•volatility or changes in the price and availability of raw materials and energy, particularly changes in the demand for, supply of, and market prices of ethylene, methanol, natural gas, wood pulp and fuel oil and the prices for electricity and other energy sources;
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
•market acceptance of our technology;
•compliance and other costs and potential disruption or interruption of production or operations due to accidents, interruptions in sources of raw materials, transportation or logistics disruptions, cybersecurity incidents, terrorism or political unrest, public health crises (including, but not limited to, the COVID-19 outbreak), or other unforeseen events or delays in construction or operation of facilities, including as a result of geopolitical conditions, the occurrence of acts of war or terrorist incidents or as a result of weather, natural disasters, or other crises;
•the ability to obtain governmental approvals and to construct facilities on terms and schedules acceptable to us;
•changes in applicable tariffs, duties and trade agreements, tax rates or legislation throughout the world including, but not limited to, adjustments, changes in estimates or interpretations or the resolution of tax examinations or audits that may impact recorded or future tax impacts and potential regulatory and legislative tax developments in other jurisdictions;
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
Results of Operations
Financial Highlights

	Year Ended December 31,
	2021	2020	Change
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	8,537	5,655	2,882
Gross profit	2,682	1,293	1,389
Selling, general and administrative ("SG&A") expenses	(633)	(482)	(151)
Operating profit (loss)	1,946	664	1,282
Equity in net earnings (loss) of affiliates	146	134	12
Non-operating pension and other postretirement employee benefit (expense) income	106	17	89
Interest expense	(91)	(109)	18
Dividend income - equity investments	147	126	21
Gain (loss) on sale of investments in affiliates	—	1,408	(1,408)
Earnings (loss) from continuing operations before tax	2,248	2,251	(3)
Earnings (loss) from continuing operations	1,918	2,004	(86)
Earnings (loss) from discontinued operations	(22)	(12)	(10)
Net earnings (loss)	1,896	1,992	(96)
Net earnings (loss) attributable to Celanese Corporation	1,890	1,985	(95)
Other Data
Depreciation and amortization	371	350	21
SG&A expenses as a percentage of Net sales	7.4%	8.5%
Operating margin(1)	22.8%	11.7%
_____________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of December 31,
	2021	2020
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	536	955

Short-term borrowings and current installments of long-term debt - third party and affiliates	791	496
Long-term debt, net of unamortized deferred financing costs	3,176	3,227
Total debt	3,967	3,723

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Volume	Price	Currency	Other	Total
	(In percentages)
Engineered Materials	15	12	4	—	31
Acetate Tow	—	(1)	—	—	(1)
Acetyl Chain	9	62	2	—	73
Total Company	10	39	2	—	51
Consolidated Results
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net sales increased $2.9 billion, or 51%, for the year ended December 31, 2021 compared to the same period in 2020 primarily due to:
•higher pricing in most of our segments, primarily driven by our Acetyl Chain segment, due to increased customer demand and supply constraints across all regions;
•higher volume in our Engineered Materials and Acetyl Chain segments, primarily due to increased demand across most regions due to recovery from the COVID-19 pandemic; and
•a favorable currency impact resulting from a stronger Euro relative to the U.S. dollar.
Selling, general and administrative expenses increased $151 million, or 31%, for the year ended December 31, 2021 compared to the same period in 2020, primarily due to:
•an increase in functional spending and incentive compensation costs of $109 million in Other Activities.
Operating profit increased $1.3 billion, or 193%, for the year ended December 31, 2021 compared to the same period in 2020 primarily due to:
•higher Net sales across most of our segments;
partially offset by:
•higher raw material and energy costs across all of our segments; and
•higher spending across most of our segments, primarily as a result of increased plant operating and maintenance expenses.
Non-operating pension and other postretirement employee benefit income increased $89 million for the year ended December 31, 2021 compared to the same period in 2020 due to a decrease in recognized actuarial loss of $55 million as a result of lower than expected asset returns, partially offset by an increase in the weighted average discount rate used to determine benefit obligations from 2.05% to 2.47%, and lower interest costs of $31 million. See Note 12 - Benefit Obligations in the accompanying consolidated financial statements for further information.
Gain (loss) on sale of investments in affiliates decreased $1.4 billion for the year ended December 31, 2021 due to the sale of our 45% Polyplastics joint venture equity interest during the year ended December 31, 2020, which did not recur in the current year. See Note 7 - Investments in Affiliates in the accompanying consolidated financial statements for further information.
Our effective income tax rate for the year ended December 31, 2021 was 15% compared to 11% for the year ended 2020. The higher effective income tax rate for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to non-recurring tax benefits from certain divestitures and reorganization transactions which did not recur in the current year. See Note 16 - Income Taxes in the accompanying consolidated financial statements for further information.

Discussion of our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 and for the year ended December 31, 2019 compared to the year ended December 31, 2018, can be found in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Reports for the years ended December 31, 2020 and December 31, 2019, respectively.

Business Segments
Engineered Materials

	Year Ended December 31,			%
	2021	2020	Change	Change
	(In $ millions, except percentages)
Net sales	2,718	2,081	637	30.6%
Net Sales Variance
Volume	15%
Price	12%
Currency	4%
Other (charges) gains, net	6	(36)	42	116.7%
Operating profit (loss)	411	235	176	74.9%
Operating margin	15.1%	11.3%
Equity in net earnings (loss) of affiliates	126	115	11	9.6%
Gain (loss) on sale of investments in affiliates	—	1,408	(1,408)	(100.0)%
Depreciation and amortization	144	134	10	7.5%
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net sales increased for the year ended December 31, 2021 compared to the same period in 2020 primarily due to:
•higher volume for most of our products driven by increased demand across all regions due to recovery from the COVID-19 pandemic;
•higher pricing for most of our products, primarily due to higher raw material costs and product mix; and
•a favorable currency impact resulting from a stronger Euro relative to the U.S. dollar.
Operating profit increased for the year ended December 31, 2021 compared to the same period in 2020 primarily due to:
•higher Net sales;
•a favorable impact of $42 million to Other (charges) gains, net. During the year ended December 31, 2020, we recorded a $26 million long-lived asset impairment loss related to certain fixed assets used in compounding operations at our facilities in Kaiserslautern, Germany; Wehr, Germany and Ferrara Marconi, Italy, which did not recur in the current year, see Note 15 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information; and
•lower plant turnaround costs of $41 million, primarily related to our Bishop and Frankfurt plants in 2020;
partially offset by:
•higher raw material costs for most of our products and increased sourcing costs as a result of higher logistical costs and global shipping constraints;
•higher energy costs of $110 million, primarily for steam; and
•higher spending of $63 million, primarily as a result of plant operating and administrative expenses.
Gain (loss) on sale of investments in affiliates decreased $1.4 billion for the year ended December 31, 2021 due to the sale of our 45% Polyplastics joint venture equity interest during the year ended December 31, 2020, which did not recur in the current year. See Note 7 - Investments in Affiliates in the accompanying consolidated financial statements for further information.

Acetate Tow

	Year Ended December 31,			%
	2021	2020	Change	Change
	(In $ millions, except percentages)
Net sales	514	519	(5)	(1.0)%
Net Sales Variance
Volume	—%
Price	(1)%
Currency	—%
Operating profit (loss)	56	118	(62)	(52.5)%
Operating margin	10.9%	22.7%
Dividend income - equity investments	146	126	20	15.9%
Depreciation and amortization	39	36	3	8.3%
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net sales were consistent for the year ended December 31, 2021 compared to the same period in 2020.
Operating profit decreased for the year ended December 31, 2021 compared to the same period in 2020 primarily due to:
•higher energy costs of $29 million, primarily related to higher natural gas pricing; and
•higher raw material costs of $18 million, primarily for acetic acid.
Dividend income from equity investments increased for the year ended December 31, 2021 compared to the same period in 2020 primarily due to:
•higher earnings from our Nantong, Zhuhai and Kunming Cellulose Fibers joint ventures related to higher volumes and a favorable currency impact.

Acetyl Chain

	Year Ended December 31,			%
	2021	2020	Change	Change
	(In $ millions, except percentages)
Net sales	5,430	3,147	2,283	72.5%
Net Sales Variance
Volume	9%
Price	62%
Currency	2%
Operating profit (loss)	1,819	563	1,256	223.1%
Operating margin	33.5%	17.9%
Depreciation and amortization	171	163	8	4.9%
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net sales increased for the year ended December 31, 2021 compared to the same period in 2020 primarily due to:
•higher pricing for all of our products, primarily due to increased customer demand and supply constraints across all regions;
•higher volume for most of our products driven by increased demand across most regions due to recovery from the COVID-19 pandemic; and
•a favorable currency impact resulting from a stronger Euro relative to the U.S. dollar.
Operating profit increased for the year ended December 31, 2021 compared to the same period in 2020 primarily due to:
•higher Net sales;
partially offset by:
•higher raw material costs, primarily for ethylene, methanol and carbon monoxide, as well as higher sourcing and distribution costs due to stronger demand and tighter market conditions;
•higher spending of $77 million, primarily as a result of increased plant operating and maintenance expenses, fixed overhead, freeze-related repairs and restart costs resulting from Winter Storm Uri; and
•higher energy costs of $67 million, primarily due to supply disruptions caused by Winter Storm Uri, price increases for, and increased consumption of, natural gas due to increased volumes.

Other Activities

	Year Ended December 31,			%
	2021	2020	Change	Change
	(In $ millions, except percentages)
Operating profit (loss)	(340)	(252)	(88)	(34.9)%
Non-operating pension and other postretirement employee benefit (expense) income	106	16	90	562.5%
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Operating loss increased for the year ended December 31, 2021 compared to the same period in 2020 primarily due to:
•higher functional spending and incentive compensation costs of $109 million;
partially offset by:
•a gain on the sale of our Spondon site of $14 million.
Non-operating pension and other postretirement employee benefit income increased for the year ended December 31, 2021 compared to the same period in 2020 primarily due to:
•a decrease in recognized actuarial loss of $55 million as a result of lower than expected asset returns, partially offset by an increase in the weighted average discount rate used to determine benefit obligations from 2.05% to 2.47%, and lower interest costs of $31 million. See Note 12 - Benefit Obligations in the accompanying consolidated financial statements for further information.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facility. As of December 31, 2021, we have $1.1 billion available for borrowing under our senior unsecured revolving credit facility, if required, in meeting our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $536 million as of December 31, 2021. We are actively managing our business to maintain cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
On December 1, 2021, we acquired the Santoprene™ thermoplastic vulcanizates ("TPV") elastomers business of Exxon Mobil Corporation ("Santoprene") for a purchase price of $1.15 billion in an all-cash transaction. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
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
Capital expenditures were $467 million for the year ended December 31, 2021. We continue to prioritize those projects expected to drive productivity in the near-term and expect capital expenditures to be approximately $600 million in 2022, primarily due to the following investments in growth opportunities and productivity improvements. In Engineered Materials, we announced plans to expand the compounding capacity at our facilities in China, ultra-high molecular weight polyethylene ("UHMW-PE") production capacity in Bishop, Texas and Oberhausen, Germany to support the growing global electric vehicle battery market and an expansion of our Florence, Kentucky Technology and Innovation center through the addition of a pharmaceutical drug delivery lab to support programs and products for long-acting, controlled release drug delivery. In the Acetyl Chain, we announced plans to expand the capacity of our vinyl acetate ethylene ("VAE") and emulsions plants in Nanjing, China and Frankfurt, Germany, expand the capacity of our vinyl acetate monomer ("VAM") plant in Bay City, Texas, expand the sustainable production of methanol at our Fairway joint venture in Clear Lake, Texas using captured carbon dioxide as feedstock. Lastly, our previously announced acetic acid expansion in Clear Lake, Texas is still in construction and on schedule. We continue to see the incremental capacity from investments we made in recent years strengthen our manufacturing network reliability to best serve our customers.
We remain fully committed to our cash dividend. During the year ended December 31, 2021, we completed $1.0 billion of share repurchases.
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

Cash Flows
Cash and cash equivalents decreased $419 million to $536 million as of December 31, 2021 compared to December 31, 2020. As of December 31, 2021, $422 million of the $536 million of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a prior year charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations. See Note 16 - Income Taxes in the accompanying consolidated financial statements for further information.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $414 million to $1.8 billion for the year ended December 31, 2021 compared to $1.3 billion for the same period in 2020, primarily due to:
•the gain on the sale of our 45% Polyplastics joint venture equity interest during the year ended December 31, 2020, which did not recur in the current year, net of a decrease in Net earnings;
partially offset by:
•unfavorable trade working capital of $669 million, primarily due to an increase in trade receivables and inventory, partially offset by an increase in trade payables. Trade receivables increased primarily as a result of the increase in Net sales and inventory increased primarily as a result of higher costs for raw materials during the year ended December 31, 2021. Payables increased as a result of higher costs for raw materials and the timing of settlement of trade payables;
•an increase in VAT taxes receivable, primarily due to timing of refunds and COVID-19 relief measures during the year ended December 31, 2020, which did not recur in the current year; and
•a payment for the European Commission settlement of $100 million, see Note 20 - Commitments and Contingencies in the accompanying consolidated financial statements for further information.
•Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $1.7 billion to $1.1 billion for the year ended December 31, 2021 compared to net cash provided by investing activities of $592 million for the same period in 2020, primarily due to:
•a net cash inflow of $1.6 billion related to the sale of our 45% Polyplastics joint venture equity interest during the year ended December 31, 2020, which did not recur in the current year. See Note 7 - Investments in Affiliates in the accompanying consolidated financial statements for further information;
•a net cash outflow of $1.0 billion related to the acquisition of the Santoprene™ thermoplastic vulcanizates elastomers business of Exxon Mobil Corporation in December 2021 (see Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information), partially offset by the acquisition of Nouryon's redispersible polymer powders business offered under the Elotex® brand in April 2020; and
•an increase of $103 million in capital expenditures related to growth opportunities in our Acetyl Chain and Engineered Materials segments;
partially offset by:
•an increase in net proceeds of $1.0 billion related to the purchase and sale of marketable securities during the years ended December 31, 2020 and December 31, 2021.

•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities decreased $429 million to $1.0 billion for the year ended December 31, 2021 compared to $1.5 billion for the same period in 2020, primarily due to:
•a decrease in net repayments of short-term debt of $642 million, primarily as a result of repayments of borrowings under our revolving credit facility and accounts receivable securitization facility during the year ended December 31, 2020; and
•an increase in net proceeds from long-term debt of $234 million, primarily due to the issuance of $400 million in principal amount of 1.400% senior unsecured notes due August 5, 2026 (the "1.400% Notes") and the issuance of €500 million in principal amount of 0.625% senior unsecured notes due September 10, 2028 (the "0.625% Notes"), partially offset by the maturity and repayment in full of the 5.875% senior unsecured notes (the "5.875% Notes") and tender offer for 1.125% senior unsecured notes due September 26, 2023 (the "1.125% Notes") during the year ended December 31, 2021;
partially offset by:
•an increase in share repurchases of our Common Stock of $350 million during the year ended December 31, 2021; and
•a settlement of a forward-starting interest rate swap on August 2, 2021 resulting in a payment to the counterparty of $72 million.
In addition, exchange rates had an unfavorable impact of $15 million on cash and cash equivalents and a favorable impact of $28 million on cash and cash equivalents for the years ended December 31, 2021 and 2020, respectively.
Debt and Other Obligations
•Senior Credit Facilities
In January 2019, Celanese, Celanese U.S. and certain subsidiary borrowers entered into a new senior credit agreement (the "Credit Agreement") consisting of a $1.25 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2024. The Credit Agreement is guaranteed by Celanese, Celanese U.S. and substantially all of its domestic subsidiaries ("the Subsidiary Guarantors"). We borrowed $850 million and repaid $650 million under our senior unsecured revolving credit facility during the year ended December 31, 2021.
•Senior Notes
We have outstanding senior unsecured notes, issued in public offerings registered under the Securities Act of 1933 ("Securities Act"), as amended, as follows (collectively, the "Senior Notes"):

Senior Notes	Issue Date	Principal	Interest Rate	Interest Pay Dates		Maturity Date
		(In millions)	(In percentages)
4.625% Notes	November 2012	$500	4.625	March 15	September 15	November 15, 2022
1.125% Notes	September 2016	€450	1.125	September 26		September 26, 2023
3.500% Notes	May 2019	$500	3.500	May 8	November 8	May 8, 2024
1.250% Notes	December 2017	€300	1.250	February 11		February 11, 2025
1.400% Notes	August 2021	$400	1.400	February 5	August 5	August 5, 2026
2.125% Notes	November 2018	€500	2.125	March 1		March 1, 2027
0.625% Notes	September 2021	€500	0.625	September 10		September 10, 2028
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
On September 13, 2021, Celanese U.S. completed a cash tender offer for €300 million in principal amount of 1.125% Notes at a purchase price of €1,027.35 per €1,000 of principal amount plus accrued interest, for a total principal and premium payment of $363 million plus accrued interest of $4 million. A portion of the proceeds from the issuance of the 0.625% Notes were used to fund the tender offer for €300 million of the 1.125% Notes. As a result of the tender offer, the carrying value of the 1.125% Notes was reduced by $353 million.
•Accounts Receivable Securitization Facility
On June 18, 2021, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $1.1 billion and $595 million of accounts receivable under this agreement for the years ended December 31, 2021 and 2020, respectively, and collected $1.1 billion and $476 million of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $115 million were pledged by the SPE as collateral to the Purchasers as of December 31, 2021.
•Factoring and Discounting Agreements
We have factoring agreements in Europe and Singapore with financial institutions. We de-recognized $230 million and $233 million of accounts receivable under these factoring agreements for the years ended December 31, 2021 and 2020, respectively, and collected $185 million and $237 million of accounts receivable sold under these factoring agreements during the same periods.
In March 2021, we entered into a letter of credit discounting agreement in Singapore with a financial institution. We de-recognized $70 million of accounts receivable under this agreement for the year ended December 31, 2021.
Our material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. We are in compliance with all of the covenants related to our debt agreements as of December 31, 2021.
See Note 11 - Debt in the accompanying consolidated financial statements for further information.
Guarantor Financial Information
The Senior Notes were issued by Celanese U.S. ("Issuer") and are guaranteed by Celanese Corporation ("Parent Guarantor") and the Subsidiary Guarantors (collectively the "Obligor Group"). See Note 11 - Debt in the accompanying consolidated financial statements for further information. The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Parent Guarantor and Subsidiary Guarantors represent substantially all of the Company's U.S. assets and business operations. The Subsidiary Guarantors are listed in Exhibit 22.1 to this Annual Report.
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

Year Ended December 31, 2021
(In $ millions)
Net sales to third parties	1,745
Net sales to non-guarantor subsidiaries	1,015
Total net sales	2,760
Gross profit	506
Earnings (loss) from continuing operations	495
Net earnings (loss)	476
Net earnings (loss) attributable to the Obligor Group	476

	As of December 31,
	2021	2020
	(In $ millions)
Receivables from non-guarantor subsidiaries	624	318
Other current assets	1,236	1,597
Total current assets	1,860	1,915
Goodwill	578	399
Other noncurrent assets	3,963	3,519
Total noncurrent assets	4,541	3,918
Current liabilities due to non-guarantor subsidiaries	2,493	1,206
Current liabilities due to affiliates	64	58
Other current liabilities	1,347	958
Total current liabilities	3,904	2,222
Noncurrent liabilities due to non-guarantor subsidiaries	2,348	1,593
Other noncurrent liabilities	3,610	3,648
Total noncurrent liabilities	5,958	5,241
Share Capital
On February 9, 2022, we declared a quarterly cash dividend of $0.68 per share on our Common Stock amounting to approximately $73 million. The cash dividend will be paid on March 8, 2022 to holders of record as of February 22, 2022.
Our Board of Directors has authorized the aggregate repurchase of $6.9 billion of our Common Stock since February 2008. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date. During the year ended December 31, 2021, we repurchased shares of our Common Stock at an aggregate cost of $1.0 billion. As of December 31, 2021, we had $1.1 billion remaining under authorizations by our Board of Directors.
See Note 14 - Stockholders' Equity in the accompanying consolidated financial statements for further information.
Contractual Obligations, Guarantees and Commitments
We calculated $282 million of all future interest payments on debt and other obligations using the rate in effect on December 31, 2021 and $448 million of all future pension and other postretirement funding obligations.
We have not entered into any material off-balance sheet arrangements.
In the accompanying consolidated financial statements, see Note 10 - Current Other Liabilities for current asset retirement obligations, Note 11 - Debt for a description of the guarantees under our Senior Notes and Credit Agreement, Note 12 - Benefit Obligations for a description of the pension and other postretirement funding obligations, Note 13 - Environmental for a description of environmental obligations, Note 16 - Income Taxes for a description of uncertain tax positions, Note 17 - Leases for lease obligations and Note 20 - Commitments and Contingencies for a discussion of commitments and contingencies related to legal and regulatory proceedings.
Market Risks
See Item 7A. Quantitative and Qualitative Disclosure about Market Risk for further information.
Business Environment
In the latter part of 2021, we experienced significant cost inflation, inflationary pressure and supply disruptions related to the sourcing of raw materials, energy, logistics and labor. We continue to closely monitor the impact of COVID-19 variants on demand conditions and the supply chain. Average prices of energy feedstocks, particularly natural gas, which are a significant input and source of energy for our manufacturing operations, have continued to increase in the Western Hemisphere and particularly in Europe. We also experienced, and continue to experience, cost pressure on raw material inputs. We undertook pricing actions throughout the year intended to offset these inflationary headwinds. Moderation of Chinese acetyls pricing is expected to continue trending to more normalized levels into the middle of 2022. While we took proactive actions to accelerate turnaround and maintenance activity to earlier in the year, which supported our ability to increase volume and meet the demand by our customers, the sourcing constraints we experienced led to lost production. We expect that sourcing cost and inflationary pressures will continue to be significant across the business through 2022.
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
See Note 12 - Benefit Obligations in the accompanying consolidated financial statements for further information.
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
See Note 16 - Income Taxes in the accompanying consolidated financial statements for further information.

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
See Note 18 - Derivative Financial Instruments in the accompanying consolidated financial statements for further information regarding our market risk management and the related impact on our financial position and results of operations.
•Foreign Currency Forwards and Swaps
A portion of our assets, liabilities, net sales and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in the value of these currencies against the U.S. dollar can have a direct and material impact on the business and financial results. Our largest exposures are to the Euro and Chinese Yuan ("CNY"). A decline in the value of the Euro and CNY versus the U.S. dollar results in a decline in the U.S. dollar value of our sales and earnings denominated in Euros and CNYs. Likewise, an increase in the value of the Euro and CNY versus the U.S. dollar would result in an opposite effect. We estimate that a 10% change in the Euro/U.S. dollar and CNY/U.S. dollar exchange rates would impact our earnings by $84 million and $38 million, respectively.
Item 8.  Financial Statements and Supplementary Data
The selected quarterly financial data is no longer required, as the Company has adopted the amendment to Item 302 of Regulation S-K contained in SEC Release No. 33-10890, which became effective on February 10, 2021. There were no material retrospective changes to any quarters in the two most recent fiscal years that would require this disclosure.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report. Based on that evaluation, as of December 31, 2021, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has elected to exclude the internal control over financial reporting of the recently acquired Santoprene™ thermoplastic vulcanizates ("TPV") elastomers business of Exxon Mobil Corporation ("Santoprene") from its assessment of internal control over financial reporting as of December 31, 2021, see Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information. The excluded financial statement amounts of Santoprene constituted less than 5% of our consolidated Total assets and less than 1% of our consolidated Net sales as of and for the year ended December 31, 2021. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows on page 62.
Item 9B.  Other Information
None.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference from the subsections of "Governance," captioned "Item 1: Election of Directors," "Director Nominees," "Board and Committee Governance," "Additional Governance Matters" and the sections "Stock Ownership Information — Delinquent Section 16(a) Reports" and "Questions and Answers — Company Documents, Communications and Shareholder Proposals" sections of the Company's definitive proxy statement for the 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2022 Proxy Statement"). Information about executive officers of the Company is contained in Part I of this Annual Report.
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
Item 11.  Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the section "Governance – Director Compensation" and the subsections of "Executive Compensation" captioned "Compensation Discussion and Analysis," "Compensation Risk Assessment," "Compensation and Management Development Committee Report," "Compensation Tables" and "CEO Pay Ratio" of the 2022 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to beneficial ownership and equity compensation plans required by this Item 12 is incorporated herein by reference from the subsections of "Stock Ownership Information" captioned "Principal Shareholders and Beneficial Owners" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2022 Proxy Statement.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the "Governance — Director Independence and Related Person Transactions" section of the 2022 Proxy Statement.
Item 14.  Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor Firm ID: 185.
The information required by this Item 14 is incorporated herein by reference from the "Audit Matters — Item 2: Ratification of Independent Registered Public Accounting Firm" section of the 2022 Proxy Statement.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
1.  Financial Statements. The report of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page 62 of this Annual Report.
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

4.4
Fifth Supplemental Indenture, dated July 8, 2015, among Celanese US Holdings LLC, Celanese Sales U.S. Ltd. and Wells Fargo Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K filed with the SEC on February 5, 2016).

Exhibit Number
Description

4.5
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

4.6
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

4.7
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

4.8
Ninth Supplemental Indenture, dated as of May 8, 2019, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 8, 2019).

4.9
Tenth Supplemental Indenture, dated as of August 5, 2021, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on From 8-K filed with the SEC on August 5, 2021).

4.10
Eleventh Supplemental Indenture, dated as of September 10, 2021, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.2 to the Current Report on From 8-K filed with the SEC on September 10, 2021).

4.11*	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

10.1
Credit Agreement, dated as of January 7, 2019, by and among Celanese Corporation, Celanese US Holdings LLC, Celanese Europe B.V., certain subsidiaries of Celanese US Holdings LLC from time to time party thereto as borrowers, each lender from time to time party thereto, Bank of America N.A., as Administrative Agent, a Swing Line Lender and an L/C Issuer and other Swing Line Lenders and L/C Issuers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 11, 2019).

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

10.2(e)‡
Amendment Number Five to the Celanese Corporation Deferred Compensation Plan dated December 28, 2020 incorporated by reference to Exhibit 10.2(e) to the Annual Report on Form 10-K filed with the SEC on February 11, 2021).

10.3‡	Celanese Corporation 2009 Employee Stock Purchase Program (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on April 23, 2009).

10.4‡	Celanese Corporation 2018 Global Incentive Plan, effective as of April 23, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2018).

Exhibit Number
Description

10.5(a)‡	Form of 2019 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019).

10.5(b)‡	Form of 2019 Restricted Stock Award Agreement for the Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019).

10.5(c)‡	Form of 2019 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019).

10.5(d)‡
Form of Amendment Agreement to the 2019 Restricted Stock Unit Award Agreements dated February 5, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.5(e)‡	Form of 2020 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.5(f)‡	Form of 2020 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.5(g)‡
Form of 2021 Executive Officer Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2021).

10.5(h)‡	Form of 2021 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2021).

10.5(i)‡
Form of 2021 Time-Based Restricted Stock Unit Award Agreement(for non-employee directors (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 23, 2021).

10.6(a)‡	Executive Severance Benefits Plan, amended effective February 6, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 12, 2013).

10.6(b)‡	Executive Severance Benefits Plan, amended effective October 18, 2017 (incorporated by reference to Exhibit 10.9(b) the Annual Report on Form 10-K filed with the SEC on February 9, 2018).

10.6(c)‡	Executive Severance Benefits Plan, amended effective February 5, 2020 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.7(a)‡
Offer Letter, dated December 12, 2018, between Celanese Corporation and A. Lynne Puckett (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019).

10.7(b)‡
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

10.8(b)‡
Form of Amended and Restated Change in Control Agreement between Celanese Corporation and participant, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.8(b).1*‡	Amended Schedule of Participants to Form of Non-CEO Amended and Restated Change in Control Agreement.

10.9‡
Form of Long-Term Incentive Claw-Back Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed with the SEC on January 26, 2009).

10.10‡
Celanese Americas Supplemental Retirement Savings Plan, as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.14(a) to the Annual Report on Form 10-K filed with the SEC on February 6, 2015).

10.10(a)‡
Amendment Number One to the Celanese Americas Supplemental Retirement Savings Plan, as amended and restated effective January 1, 2014, dated December 28, 2020 (incorporated by reference to Exhibit 10.11(a) to the Annual Report on Form 10-K filed with the SEC on February 11, 2021).

10.11‡
Celanese Americas Supplemental Retirement Pension Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the SEC on February 6, 2020).

Exhibit Number
Description

10.11(a)‡
First Amendment to the Celanese Americas Supplemental Retirement Pension Plan, as amended and restated effective January 1, 2009, dated as of July 22, 2013 (incorporated by reference to Exhibit 10.15(a) to the Annual Report on Form 10-K filed with the SEC on February 6, 2020).

10.11(b)‡
Amendment Number Two to the Celanese Americas Supplemental Retirement Pension Plan, as amended and restated effective January 1, 2009, dated as of February 5, 2020 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.12*‡	Summary of Non-Employee Director Compensation.

21.1*	List of Subsidiaries of Celanese Corporation.

22.1*	List of Guarantor Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm of Celanese Corporation, KPMG LLP.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Name:	Lori J. Ryerkerk
Title:	Chairman of the Board of Directors, Chief Executive Officer and President

Date:	February 10, 2022
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott A. Richardson and Benita M. Casey, and each of them, his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that any such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that such said attorney-in-fact, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LORI J. RYERKERK	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 10, 2022
Lori J. Ryerkerk

/s/ SCOTT A. RICHARDSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2022
Scott A. Richardson

/s/ BENITA M. CASEY	Vice President, Finance, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 10, 2022
Benita M. Casey

/s/ JEAN S. BLACKWELL	Director	February 10, 2022
Jean S. Blackwell

/s/ WILLIAM M. BROWN	Director	February 10, 2022
William M. Brown

/s/ EDWARD G. GALANTE	Director	February 10, 2022
Edward G. Galante

/s/ RAHUL GHAI	Director	February 10, 2022
Rahul Ghai

/s/ KATHRYN M. HILL	Director	February 10, 2022
Kathryn M. Hill

Signature	Title	Date

/s/ DAVID F. HOFFMEISTER	Director	February 10, 2022
David F. Hoffmeister

/s/ JAY V. IHLENFELD	Director	February 10, 2022
Jay V. Ihlenfeld

/s/ DEBORAH J. KISSIRE	Director	February 10, 2022
Deborah J. Kissire

/s/ MICHAEL KOENIG	Director	February 10, 2022
Michael Koenig

/s/ KIM K.W. RUCKER	Director	February 10, 2022
Kim K.W. Rucker

CELANESE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Celanese Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Celanese Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired the Santoprene thermoplastic vulcanizates elastomers business of Exxon Mobil Corporation ("Santoprene") during 2021, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, Santoprene's internal control over financial reporting associated with less than 5% of total assets and less than 1% of net sales included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Santoprene.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Evaluation of the Company's determination and realizability of foreign tax credit carryforwards
As discussed in Note 16 to the consolidated financial statements, the Company had $184 million of U.S. foreign tax credit carryforwards, and a related valuation allowance of $171 million, as of December 31, 2021. Foreign tax credit carryforwards may be used to reduce current U.S. tax liabilities related to foreign source income or deferred and utilized over a ten-year period. Realization of these deferred tax assets requires generation of sufficient foreign source taxable income that is applicable.
We identified the evaluation of the Company's determination and realizability of foreign tax credits and foreign tax credit carryforwards available for U.S. federal income tax purposes as a critical audit matter. This is due to the complex auditor judgment required to evaluate the application of U.S. federal income tax regulations related to the generation and utilization of foreign tax credits and foreign tax credit carryforwards. Additionally, a high degree of auditor judgment and the use of income tax professionals with specialized skills and knowledge were required in evaluating the Company's related forecast of foreign source taxable income, allocation of overhead and other directly allocable expenses.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to 1) the computation of foreign tax credits generated, 2) assessing the realizability of associated deferred tax assets, and 3) the application of relevant income tax regulations for the generation of foreign tax credits and foreign source taxable income forecasted to be generated prior to carryforward expirations. To assess the Company's ability to forecast, we compared historical forecasts of foreign source taxable income to actual results. We involved income tax professionals with specialized skills and knowledge, who assisted in evaluating the types and amounts of foreign source taxable income utilized in the Company's forecasts, including the allocable expenses and method of expense allocation. They also assisted in assessing 1) the application of U.S. federal income tax regulations related to the generation and utilization of foreign tax credits and credit carryforwards, and 2) the determination of the foreign tax credits generated and credit carryforwards, including their realizability, by independently re-performing the computation and comparing our determination to the Company's assessment.
Evaluation of the Company's application of multinational income tax regulations
As discussed in Note 16 to the consolidated financial statements, the Company recorded $330 million of income tax expense for the year ended December 31, 2021. Because of its multinational presence, the Company's effective income tax rate and related income tax attributes are significantly impacted by tax regulations in certain operating locations. As a result, the Company continuously monitors, evaluates, and responds to these impacts.
We identified the evaluation of the Company's ongoing assessment and application of multinational income tax regulations as a critical audit matter. This was due to the complex, subjective and evolving nature of tax regulations, the steps taken by the Company to interpret and respond to changes in the tax environment, and taxing authorities' collective impacts on the Company's consolidated income tax computations. As a result, a high degree of auditor judgment and the use of income tax professionals with specialized skills and knowledge were required to 1) evaluate significant income tax regulations, including changes thereto, 2) assess the application of the taxing authorities'

regulations on the Company's business operations, and 3) evaluate the Company's accounting for income taxes pertaining to significant transactions and restructurings.
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
Fair value of customer-related intangible assets and trade name acquired in a business combination
As discussed in Note 4 to the consolidated financial statements, the Company acquired Santoprene on December 1, 2021. The fair value of the total consideration for the acquired business was $1.15 billion of which $300 million was allocated to customer-related intangible assets and $142 million was allocated to trade names.
We identified the evaluation of the fair values of the customer-related intangible assets and one of the trade names acquired in the business combination as a critical audit matter. A high degree of subjective auditor judgment and valuation specialized skills and knowledge were required in evaluating certain inputs into the fair value determinations, including the royalty rate and discount rates. Changes in these inputs could have a significant impact on the estimated fair values of the intangible assets.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's purchase accounting process, including controls related to the development of the above-listed inputs into the valuation of the customer-related intangible assets and the trade name. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in: (1) evaluating the discount rates by comparing them to an independently developed range of discount rates based on publicly available market data for comparable entities; (2) developing an estimate of fair value of the customer-related intangible assets using projected cash flows of the Santoprene business and an independently developed range of discount rates, and comparing it to the Company's fair value estimate; (3) evaluating the royalty rate for the trade name by comparing it to royalty rates from comparable licensing agreements within the industry; and (4) developing an estimate of fair value of the trade name using the royalty rate and projected cash flows of the Santoprene business, and an independently developed range of discount rates, and comparing it to the Company's fair value estimate.
/s/ KPMG LLP
We have served as the Company's auditor since 2004.
Dallas, Texas
February 10, 2022

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(In $ millions, except share and per share data)
Net sales	8,537	5,655	6,297
Cost of sales	(5,855)	(4,362)	(4,691)
Gross profit	2,682	1,293	1,606
Selling, general and administrative expenses	(633)	(482)	(483)
Amortization of intangible assets	(25)	(22)	(24)
Research and development expenses	(86)	(74)	(67)
Other (charges) gains, net	3	(39)	(203)
Foreign exchange gain (loss), net	2	(5)	7
Gain (loss) on disposition of businesses and assets, net	3	(7)	(2)
Operating profit (loss)	1,946	664	834
Equity in net earnings (loss) of affiliates	146	134	182
Non-operating pension and other postretirement employee benefit (expense) income	106	17	(20)
Interest expense	(91)	(109)	(115)
Refinancing expense	(9)	—	(4)
Interest income	8	6	6
Dividend income - equity investments	147	126	113
Gain (loss) on sale of investments in affiliates	—	1,408	—
Other income (expense), net	(5)	5	(8)
Earnings (loss) from continuing operations before tax	2,248	2,251	988
Income tax (provision) benefit	(330)	(247)	(124)
Earnings (loss) from continuing operations	1,918	2,004	864
Earnings (loss) from operation of discontinued operations	(27)	(14)	(8)
Income tax (provision) benefit from discontinued operations	5	2	2
Earnings (loss) from discontinued operations	(22)	(12)	(6)
Net earnings (loss)	1,896	1,992	858
Net (earnings) loss attributable to noncontrolling interests	(6)	(7)	(6)
Net earnings (loss) available to common stockholders	1,890	1,985	852
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	1,912	1,997	858
Earnings (loss) from discontinued operations	(22)	(12)	(6)
Net earnings (loss)	1,890	1,985	852
Earnings (loss) per common share - basic
Continuing operations	17.19	16.95	6.93
Discontinued operations	(0.20)	(0.10)	(0.05)
Net earnings (loss) - basic	16.99	16.85	6.88
Earnings (loss) per common share - diluted
Continuing operations	17.06	16.85	6.89
Discontinued operations	(0.20)	(0.10)	(0.05)
Net earnings (loss) - diluted	16.86	16.75	6.84
Weighted average shares - basic	111,224,017	117,817,445	123,925,697
Weighted average shares - diluted	112,084,412	118,481,376	124,651,759
See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019
	(In $ millions)
Net earnings (loss)	1,896	1,992	858
Other comprehensive income (loss), net of tax
Foreign currency translation	(11)	(8)	(16)
Gain (loss) on cash flow hedges	13	(18)	(30)
Pension and postretirement benefits	(3)	(2)	(7)
Total other comprehensive income (loss), net of tax	(1)	(28)	(53)
Total comprehensive income (loss), net of tax	1,895	1,964	805
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(7)	(6)
Comprehensive income (loss) attributable to Celanese Corporation	1,889	1,957	799

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	536	955
Trade receivables - third party and affiliates	1,161	792
Non-trade receivables, net	506	450
Inventories	1,524	978
Marketable securities	10	533
Other assets	70	55
Total current assets	3,807	3,763
Investments in affiliates	823	820
Property, plant and equipment (net of accumulated depreciation - 2021: $3,484; 2020: $3,279)	4,193	3,939
Operating lease right-of-use assets	236	232
Deferred income taxes	248	259
Other assets	521	411
Goodwill	1,412	1,166
Intangible assets, net	735	319
Total assets	11,975	10,909
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	791	496
Trade payables - third party and affiliates	1,160	797
Other liabilities	473	680
Income taxes payable	81	—
Total current liabilities	2,505	1,973
Long-term debt, net of unamortized deferred financing costs	3,176	3,227
Deferred income taxes	555	509
Uncertain tax positions	280	240
Benefit obligations	558	643
Operating lease liabilities	200	208
Other liabilities	164	214
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2021 and 2020: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2021: 169,760,024 issued and 108,023,735 outstanding; 2020: 169,402,979 issued and 114,168,464 outstanding)	—	—
Treasury stock, at cost (2021: 61,736,289 shares; 2020: 55,234,515 shares)	(5,492)	(4,494)
Additional paid-in capital	333	257
Retained earnings	9,677	8,091
Accumulated other comprehensive income (loss), net	(329)	(328)
Total Celanese Corporation stockholders' equity	4,189	3,526
Noncontrolling interests	348	369
Total equity	4,537	3,895
Total liabilities and equity	11,975	10,909

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	114,168,464	—	119,555,207	—	128,095,849	—
Stock option exercises	—	—	—	—	14,045	—
Purchases of treasury stock	(6,556,378)	—	(5,889,073)	—	(9,166,267)	—
Stock awards	411,649	—	502,330	—	611,580	—
Balance as of the end of the period	108,023,735	—	114,168,464	—	119,555,207	—
Treasury Stock
Balance as of the beginning of the period	55,234,515	(4,494)	49,417,965	(3,846)	40,323,105	(2,849)
Purchases of treasury stock, including related fees	6,556,378	(1,000)	5,889,073	(650)	9,166,267	(1,000)
Issuance of treasury stock under stock plans	(54,604)	2	(72,523)	2	(71,407)	3
Balance as of the end of the period	61,736,289	(5,492)	55,234,515	(4,494)	49,417,965	(3,846)
Additional Paid-In Capital
Balance as of the beginning of the period		257		254		233
Stock-based compensation, net of tax		76		3		22
Stock option exercises, net of tax		—		—		(1)
Balance as of the end of the period		333		257		254
Retained Earnings
Balance as of the beginning of the period		8,091		6,399		5,847
Net earnings (loss) attributable to Celanese Corporation		1,890		1,985		852
Common stock dividends		(304)		(293)		(300)
Balance as of the end of the period		9,677		8,091		6,399
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(328)		(300)		(247)
Other comprehensive income (loss), net of tax		(1)		(28)		(53)
Balance as of the end of the period		(329)		(328)		(300)
Total Celanese Corporation stockholders' equity		4,189		3,526		2,507
Noncontrolling Interests
Balance as of the beginning of the period		369		391		395
Net earnings (loss) attributable to noncontrolling interests		6		7		6
(Distributions to) contributions from noncontrolling interests		(27)		(29)		(10)
Balance as of the end of the period		348		369		391
Total equity		4,537		3,895		2,898

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In $ millions)
Operating Activities
Net earnings (loss)	1,896	1,992	858
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	2	31	83
Depreciation, amortization and accretion	378	356	356
Pension and postretirement net periodic benefit cost	(136)	(99)	(58)
Pension and postretirement contributions	(51)	(48)	(47)
Actuarial (gain) loss on pension and postretirement plans	41	96	87
Pension curtailments and settlements, net	3	(1)	—
Deferred income taxes, net	13	77	(31)
(Gain) loss on disposition of businesses and assets, net	(5)	3	3
Stock-based compensation	95	28	48
Undistributed earnings in unconsolidated affiliates	(34)	13	(14)
(Gain) loss on sale of investments in affiliates	—	(1,408)	—
Other, net	28	18	18
Operating cash provided by (used in) discontinued operations	15	5	—
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(396)	141	165
Inventories	(367)	124	6
Other assets	(80)	60	(9)
Trade payables - third party and affiliates	353	(6)	(59)
Other liabilities	2	(39)	48
Net cash provided by (used in) operating activities	1,757	1,343	1,454
Investing Activities
Capital expenditures on property, plant and equipment	(467)	(364)	(370)
Acquisitions, net of cash acquired	(1,142)	(100)	(91)
Proceeds from sale of businesses and assets, net	27	21	1
Proceeds from sale of investments in affiliates	—	1,575	—
Proceeds from sale of marketable securities	516	43	—
Purchases of marketable securities	—	(544)	(16)
Other, net	(53)	(39)	(17)
Net cash provided by (used in) investing activities	(1,119)	592	(493)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	206	(287)	247
Proceeds from short-term borrowings	—	311	117
Repayments of short-term borrowings	(6)	(466)	(91)
Proceeds from long-term debt	990	—	499
Repayments of long-term debt	(786)	(30)	(360)
Purchases of treasury stock, including related fees	(1,000)	(650)	(996)
Stock option exercises	—	—	(1)
Common stock dividends	(304)	(293)	(300)
(Distributions to) contributions from noncontrolling interests	(27)	(29)	(10)
Settlement of forward-starting interest rate swaps	(72)	—	—
Other, net	(43)	(27)	(40)
Net cash provided by (used in) financing activities	(1,042)	(1,471)	(935)
Exchange rate effects on cash and cash equivalents	(15)	28	(2)
Net increase (decrease) in cash and cash equivalents	(419)	492	24
Cash and cash equivalents as of beginning of period	955	463	439
Cash and cash equivalents as of end of period	536	955	463

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
Definitions
In this Annual Report on Form 10-K ("Annual Report"), the term "Celanese" refers to Celanese Corporation, a Delaware corporation, and not its subsidiaries. The term "Celanese U.S." refers to the Company's subsidiary, Celanese US Holdings LLC, a Delaware limited liability company, and not its subsidiaries.
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
In performing a quantitative analysis of goodwill, the Company measures the recoverability of goodwill for each reporting unit using a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 fair value measurement. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the weighted average cost of capital ("WACC") considering any differences in company-specific risk factors. The Company may engage third-party valuation consultants to assist with this process.
Management tests other indefinite-lived intangible assets for impairment quantitatively utilizing the relief from royalty method under the income approach to determine the estimated fair value for each indefinite-lived intangible asset, which is classified as a Level 3 fair value measurement. The relief from royalty method estimates the Company's theoretical royalty savings from ownership of the intangible asset. The key assumptions used in this model include discount rates, royalty rates, growth rates, tax rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the WACC considering any differences in company-specific risk factors. Royalty rates are established by management and are periodically substantiated by third-party valuation consultants.
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
In the U.S., the rate used to discount pension and other postretirement benefit plan liabilities is based on a yield curve developed from market data of over 300 Aa-grade non-callable bonds at the measurement date. This yield curve has discount rates that vary based on the duration of the obligations. The estimated future cash flows for the pension and other benefit obligations were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.
Outside of the U.S., a similar approach of discounting pension and other postretirement benefit plan liabilities is used based on the high quality corporate bonds available in each market. There are some exceptions to this methodology, namely in locations where there is a sparse corporate bond market, and in such cases the discount rate takes into account yields of government bonds at the appropriate duration.
•Expected Long-Term Rate of Return on Assets
The Company determines the long-term expected rate of return on plan assets by considering the current target asset allocation, as well as the historical and expected rates of return on various asset categories in which the plans are invested. A single long-term expected rate of return on plan assets is then calculated for each plan as the weighted average of the target asset allocation and the long-term expected rate of return assumptions for each asset category within each plan. The expected rate of return is assessed annually.
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
The equity and debt securities objectives are to provide diversified exposure across the U.S. and global equity and fixed income markets, and to manage the risks and returns of the plans through the use of multiple managers and strategies. The fixed income strategies are designed to reduce liability-related interest rate risk by investing in bonds that match the duration and credit quality of the plan liabilities. Derivatives-based strategies may be used to mitigate investment risks.
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
Other Accounting Policies
Consolidation Principles
The consolidated financial statements have been prepared in accordance with U.S. GAAP for all periods presented and include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control. All intercompany accounts and transactions have been eliminated in consolidation.
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
The Company has a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui"), in which the Company owns 50% of Fairway, for the production of methanol at the Company's integrated chemical plant in Clear Lake, Texas. Fairway is a VIE in which the Company is the primary beneficiary. Accordingly, the Company consolidates the venture and records a noncontrolling interest for the share of the venture owned by Mitsui. Fairway is included in the Company's Acetyl Chain segment. As of December 31, 2021 and 2020, the carrying amount of the total assets associated with Fairway included in the consolidated balance sheets were $628 million and $666 million, respectively, made up primarily of $560 million and $592 million, respectively, of property, plant and equipment.
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as finance lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of December 31, 2021 and 2020 were $235 million and $267 million, respectively, related primarily to the recovery of capital expenditures for certain property, plant and equipment.
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
Investments in Affiliates
Investments in equity securities where the Company can exercise significant influence over operating and financial policies of an investee, which is generally considered when an investor owns 20% or more of the voting stock of an investee, are accounted for under the equity method of accounting. Investments in equity securities where the Company does not exercise significant influence are accounted for at fair value or, if such investments do not have a readily determinable fair value, an election may be made to measure them at cost after considering observable price changes for similar instruments, minus impairment, if any. The Company determined it cannot exercise significant influence over certain investments where the Company owns greater than a 20% interest due to local government investment in and influence over these entities, limitations on the Company's involvement in the day-to-day operations and the present inability of the entities to provide timely financial information prepared in accordance with U.S. GAAP. Further, these investments were determined not to have a readily determinable fair value. Accordingly, these investments are accounted for using the alternative measure described above.
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
•Interest Rate Risk Management
The Company entered into a forward-starting interest rate swap to mitigate the risk of variability in the benchmark interest rate for an expected debt issuance in 2021. The interest rate swap agreement is designated as a cash flow hedge. Accordingly, to the extent the cash flow hedge is effective, changes in the fair value of the interest rate swap are included in gain (loss) from cash flow hedges within Accumulated other comprehensive income (loss), net in the consolidated balance sheets. Hedge accounting is discontinued when the interest rate swap is no longer effective in offsetting cash flows attributable to the hedged risk, the interest rate swap expires or the cash flow hedge is dedesignated because it is no longer probable that the forecasted transaction will occur according to the original strategy. Cash flows related to the settlement of the forward-starting interest rate swaps are reported as financing activities.
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
The majority of the Company's revenue is derived from contracts (i) with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount in which it has the right to invoice as product is delivered. The Company has elected the practical expedient not to disclose the value of remaining performance obligations associated with these types of contracts. However, the Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of December 31, 2021, the Company had $784 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $284 million of its remaining performance obligations as Net sales in 2022, $193 million in 2023, $151 million in 2024 and the balance thereafter.
The Company has certain contracts which contain performance obligations which are immaterial in the context of the contract with the customer. The Company has elected the practical expedient not to assess whether these promised goods or services are performance obligations.

•Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Noncurrent Other liabilities in the consolidated balance sheets.
The Company does not have any material contract assets as of December 31, 2021.
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

4. Acquisitions, Dispositions and Plant Closures
Acquisition
On December 1, 2021, the Company acquired the Santoprene™ thermoplastic vulcanizates ("TPV") elastomers business of Exxon Mobil Corporation ("Santoprene") for a purchase price of $1.15 billion in an all-cash transaction. The Company acquired the Santoprene™, Dytron™ and Geolast™ trademarks and product portfolios, customer and supplier contracts and agreements, both production facilities producing TPV, the TPV intellectual property portfolio with associated technical and R&D assets and employees of the TPV elastomer business. The acquisition of Santoprene substantially strengthens our existing elastomers portfolio, allowing the Company to bring a wider range of functionalized solutions into targeted growth areas including future mobility, medical and sustainability. The acquisition was accounted for as a business combination and the acquired operations are included in the Engineered Materials segment.
Pro forma financial information since the respective acquisition date has not been provided as the acquisition did not have a material impact on the Company's financial information. The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company calculated the fair value of the assets acquired using the income, market or cost approach (or a combination thereof). Fair values of certain assets were determined based on Level 3 inputs including estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, retention rates and terminal values, all of which require significant management judgment and are susceptible to change. The purchase price allocation was based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. We are in the ongoing process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, including personal and real property, lease obligations, deferred taxes and intangible assets. The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill. However, any subsequent measurement period adjustments are not expected to have a material impact on the Company's results of operations.

The preliminary purchase price allocation for the Santoprene acquisition is as follows:

As of December 1, 2021
(In $ millions)
Inventories	207
Property, plant and equipment, net	194
Goodwill (Note 9)(1)	295
Intangible assets, net (Note 9)	441
Other	16
Total fair value of assets acquired	1,153

Total fair value of liabilities assumed	(26)
Net assets acquired	1,127
______________________________
(1)Goodwill consists of expected revenue and operating synergies resulting from the acquisition, a portion of which is expected to be deductible for income tax purposes.
During the year ended December 31, 2021, transaction related costs of $21 million were expensed as incurred to Selling, general and administrative expenses in the consolidated statements of operations. The amount of pro forma Earnings (loss) from continuing operations before tax of Santoprene was less than 3% (unaudited) of the Company's consolidated Earnings (loss) from continuing operations before tax, had the acquisition occurred as of the beginning of 2021. The amount of Santoprene Earnings (loss) from continuing operations before tax consolidated by the Company since the acquisition date was not material.
5. Receivables, Net

	As of December 31,
	2021	2020
	(In $ millions)
Trade receivables - third party and affiliates	1,171	803
Allowance for doubtful accounts - third party and affiliates	(10)	(11)
Trade receivables - third party and affiliates, net	1,161	792

	As of December 31,
	2021	2020
	(In $ millions)
Non-income taxes receivable	282	267
Reinsurance receivables	14	12
Income taxes receivable	123	100
Other	87	71
Non-trade receivables, net	506	450

6. Inventories

	As of December 31,
	2021	2020
	(In $ millions)
Finished goods	1,014	653
Work-in-process	75	74
Raw materials and supplies	435	251
Total	1,524	978
7. Investments in Affiliates
Entities in which the Company has an investment accounted for under the equity method of accounting or equity investments without readily determinable fair values are considered affiliates; any transactions or balances with such companies are considered affiliate transactions.
In October 2020, the Company completed the sale of its 45% joint venture equity interest in Polyplastics Co., Ltd. ("Polyplastics"), to its joint venture partner Daicel Corporation ("Daicel"), for a purchase price of approximately $1.6 billion in cash. In connection with the transaction, the Company recorded a gain on the sale of its equity interest in Polyplastics of $1.4 billion to Gain (loss) on sale of investments in affiliates in the consolidated statements of operations and income tax expense, net, of approximately $254 million during the three months ended December 31, 2020. The gain on the sale of the Company's equity interest in Polyplastics was included in its Engineered Materials segment.
In addition to the sale of the Company's 45% equity interest in Polyplastics, the agreement also provided for the amendment of certain supply agreements and the execution of certain intellectual property licenses between Celanese, certain of its affiliates and Polyplastics and Daicel, as applicable, as well as the termination of certain agreements and a mutual release of liabilities under such terminated agreements.

Equity Method
Equity method investments and ownership interests by business segment are as follows:

	Ownership as of December 31,		Carrying Value as of December 31,		Share of Earnings (Loss) Year Ended December 31,			Dividends and Other Distributions Year Ended December 31,
	2021	2020	2021	2020	2021	2020	2019	2021	2020	2019
	(In percentages)		(In $ millions)
Engineered Materials
Ibn Sina	25	25	179	172	61	37	68	(50)	(29)	(69)
InfraServ GmbH & Co. Hoechst KG(1)(2)	31	31	121	124	24	18	14	(18)	(18)	(17)
Fortron Industries LLC	50	50	145	136	17	12	18	(8)	(9)	(7)
Korea Engineering Plastics Co., Ltd.	50	50	150	153	31	19	27	(22)	(23)	(28)
Polyplastics Co., Ltd.	—	—	—	—	—	34	44	—	(58)	(39)
Other Activities(2)
InfraServ GmbH & Co. Gendorf KG	30	30	43	47	11	11	8	(11)	(7)	(5)
YNCORIS GmbH & Co. KG(3)	22	22	15	17	2	3	3	(3)	(3)	(3)
Total			653	649	146	134	182	(112)	(147)	(168)
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
(3)Formerly known as InfraServ GmbH & Co. Knapsack KG.
Because financial information for Ibn Sina is not available to the Company on a timely basis, the Company's proportional share is reported on a one quarter lag. Accordingly, summarized financial information for Ibn Sina is as follows:

	As of September 30,
	2021	2020
	(In $ millions)
Current assets	283	244
Noncurrent assets	806	817
Current liabilities	196	201
Noncurrent liabilities	324	372

	Twelve Months Ended September 30,
	2021	2020	2019
	(In $ millions)
Revenues	734	625	726
Gross profit	272	187	299
Net income	207	118	227

Equity Investments Without Readily Determinable Fair Values
Equity investments without readily determinable fair values and ownership interests by business segment are as follows:

	Ownership as of December 31,		Carrying Value as of December 31,		Dividend Income for the Year Ended December 31,
	2021	2020	2021	2020	2021	2020	2019
	(In percentages)		(In $ millions)
Acetate Tow
Kunming Cellulose Fibers Co. Ltd.	30	30	14	14	13	11	11
Nantong Cellulose Fibers Co. Ltd.	31	31	121	121	106	91	79
Zhuhai Cellulose Fibers Co. Ltd.	30	30	30	30	27	24	22
Other Activities
InfraServ GmbH & Co. Wiesbaden KG	8	8	5	6	1	—	1
Total			170	171	147	126	113
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
Transactions and balances with affiliates are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In $ millions)
Purchases	334	249	291
Sales and other credits	74	42	102
Interest expense	—	—	1

	As of December 31,
	2021	2020
	(In $ millions)
Non-trade receivables	32	22
Total due from affiliates	32	22

Short-term borrowings(1)	64	58
Trade payables	71	38
Current Other liabilities	12	9
Total due to affiliates	147	105
______________________________
(1)The Company has agreements with certain affiliates whereby excess affiliate cash is lent to and managed by the Company at variable interest rates governed by those agreements.

8. Property, Plant and Equipment, Net

	As of December 31,
	2021	2020
	(In $ millions)
Land	48	53
Land improvements	78	79
Buildings and building improvements	833	826
Machinery and equipment	5,993	5,768
Construction in progress	725	492
Gross asset value	7,677	7,218
Accumulated depreciation	(3,484)	(3,279)
Net book value	4,193	3,939
Assets under finance leases, net, included in the amounts above are as follows:

	As of December 31,
	2021	2020
	(In $ millions)
Buildings	13	14
Machinery and equipment	357	365
Accumulated depreciation	(239)	(231)
Net book value	131	148
Capitalized interest costs and depreciation expense are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In $ millions)
Capitalized interest	12	8	8
Depreciation expense	346	327	327
During 2021, 2020 and 2019, certain long-lived assets were impaired (Note 15).

9. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetate Tow	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2019	727	148	199	1,074
Acquisitions	—	—	30	30	(1)
Exchange rate changes	41	1	20	62
As of December 31, 2020	768	149	249	1,166
Acquisitions (Note 4)	299	—	2	301	(2)
Exchange rate changes	(37)	—	(18)	(55)
As of December 31, 2021(3)	1,030	149	233	1,412
______________________________
(1)Represents goodwill related to the acquisition of Nouryon's redispersible polymer powders business offered under the Elotex® brand ("Elotex").
(2)Primarily represents goodwill related to the acquisition of Santoprene.
(3)There were no accumulated impairment losses as of December 31, 2021.
In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2021, as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin (Note 2). No events or changes in circumstances occurred during the three months ended December 31, 2021 that indicated the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2019	42	667	44	56	809
Acquisitions	—	16	—	—	16	(1)
Exchange rate changes	2	41	1	—	44
As of December 31, 2020	44	724	45	56	869
Acquisitions (Note 4)	—	307	—	—	307	(2)
Exchange rate changes	1	(35)	—	(1)	(35)
As of December 31, 2021	45	996	45	55	1,141
Accumulated Amortization
As of December 31, 2019	(35)	(504)	(35)	(38)	(612)
Amortization	(1)	(17)	(3)	(1)	(22)
Exchange rate changes	(2)	(34)	(2)	—	(38)
As of December 31, 2020	(38)	(555)	(40)	(39)	(672)
Amortization	(2)	(19)	(3)	(1)	(25)
Exchange rate changes	(1)	31	1	1	32
As of December 31, 2021	(41)	(543)	(42)	(39)	(665)
Net book value	4	453	3	16	476
______________________________
(1)Related to intangible assets acquired from Elotex with a weighted average amortization period of 14 years.
(2)Primarily related to $300 million of intangible assets acquired from Santoprene with a weighted average amortization period of 14 years.
Indefinite-lived intangible assets are as follows:

	Trademarks and Trade Names
	(In $ millions)
As of December 31, 2019	115
Acquisitions	2	(1)
Impairment loss (Note 2)	(1)
Exchange rate changes	6
As of December 31, 2020	122
Acquisitions (Note 4)	142	(2)
Exchange rate changes	(5)
As of December 31, 2021	259
______________________________
(1)Related to indefinite-lived intangible assets acquired from Elotex.
(2)Related to indefinite-lived intangible assets acquired from Santoprene.

In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company did not record an impairment loss during the nine months ended September 30, 2021, as the estimated fair value for each of the Company's indefinite-lived intangible assets exceeded the carrying value of the underlying asset by a substantial margin (Note 2). No events or changes in circumstances occurred during the three months ended December 31, 2021 that indicated the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.
During the year ended December 31, 2021, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2022	43
2023	40
2024	40
2025	40
2026	40
10. Current Other Liabilities

	As of December 31,
	2021	2020
	(In $ millions)
Asset retirement obligations	14	10
Benefit obligations (Note 12)	26	27
Customer rebates	96	53
Derivatives (Note 18)	5	87
Environmental (Note 13)	9	11
Interest	30	29
Legal (Note 20)	33	107
Operating leases (Note 17)	37	36
Restructuring (Note 15)	7	11
Salaries and benefits	135	121
Sales and use tax/foreign withholding tax payable	27	140
Other	54	48
Total	473	680

11. Debt

	As of December 31,
	2021	2020
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	527	431
Short-term borrowings, including amounts due to affiliates(1)	64	65
Revolving credit facility(2)	200	—
Total	791	496
______________________________
(1)The weighted average interest rate was 0.2% and 0.6% as of December 31, 2021 and 2020, respectively. During the year ended December 31, 2020, the Company entered into an aggregate of $300 million in short-term, bilateral term loans, which were repaid during the same period.
(2)The weighted average interest rate was 1.4% and 0.0% as of December 31, 2021 and 2020, respectively.

	As of December 31,
	2021	2020
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2021, interest rate of 5.875%	—	400
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	509	919
Senior unsecured notes due 2024, interest rate of 3.500%	499	499
Senior unsecured notes due 2025, interest rate of 1.250%	339	368
Senior unsecured notes due 2026, interest rate of 1.400%	400	—
Senior unsecured notes due 2027, interest rate of 2.125%	564	610
Senior unsecured notes due 2028, interest rate of 0.625%	566	—
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	166	166
Bank loans due at various dates through 2026(1)	6	8
Obligations under finance leases due at various dates through 2054	173	201
Subtotal	3,722	3,671
Unamortized debt issuance costs(2)	(19)	(13)
Current installments of long-term debt	(527)	(431)
Total	3,176	3,227
______________________________
(1)The weighted average interest rate was 1.3% and 1.3% as of December 31, 2021 and 2020, respectively.
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

The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of December 31, 2021
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	200
Available for borrowing(2)	1,050
______________________________
(1)The Company borrowed $850 million and repaid $650 million under its senior unsecured revolving credit facility during the year ended December 31, 2021.
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
On August 5, 2021, Celanese U.S. completed an offering of $400 million in principal amount of 1.400% senior unsecured notes due August 5, 2026 (the "1.400% Notes") in a public offering registered under the Securities Act. The 1.400% Notes were issued at a discount to par at a price of 99.899%, which is being amortized to Interest expense in the consolidated statement of operations over the term of the 1.400% Notes. Net proceeds from the sale of the 1.400% Notes were used to repay $396 million of outstanding borrowings under the senior unsecured revolving credit facility and for general corporate purposes.
On September 10, 2021, Celanese U.S. completed an offering of €500 million in principal amount of 0.625% senior unsecured notes due September 10, 2028 (the "0.625% Notes") in a public offering registered under the Securities Act. The 0.625% Notes were issued at a discount to par at a price of 99.898%, which is being amortized to Interest expense in the consolidated statements of operations over the term of the 0.625% Notes.
On September 13, 2021, Celanese U.S. completed a cash tender offer for €300 million in principal amount of 1.125% senior unsecured notes due September 26, 2023 (the "1.125% Notes") at a purchase price of €1,027.35 per €1,000 of principal amount plus accrued interest, for a total principal and premium payment of $363 million plus accrued interest of $4 million. A portion of the proceeds from the issuance of the 0.625% Notes were used to fund the tender offer for €300 million of the 1.125% Notes. As a result of the tender offer, the carrying value of the 1.125% Notes was reduced by $353 million. The Company recognized financing costs of $9 million, which are included in Refinancing expense in the consolidated statement of operations for the year ended December 31, 2021.
Principal payments scheduled to be made on the Company's debt, including short-term borrowings, are as follows:

(In $ millions)
2022	791
2023	533
2024	541
2025	425
2026	498
Thereafter	1,198
Total	3,986

Accounts Receivable Purchasing Facility
On June 18, 2021, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 18, 2024. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's unaudited consolidated balance sheet. The Company de-recognized $1.1 billion and $595 million of accounts receivable under this agreement for the years ended December 31, 2021 and 2020, respectively, and collected $1.1 billion and $476 million of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $115 million were pledged by the SPE as collateral to the Purchasers as of December 31, 2021.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $230 million and $233 million of accounts receivable under these factoring agreements for the years ended December 31, 2021 and 2020, respectively, and collected $185 million and $237 million of accounts receivable sold under these factoring agreements during the same periods.
In March 2021, the Company entered into an agreement in Singapore with a financial institution to discount, on a non-recourse basis, documentary credits or other documents recorded as accounts receivable. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $70 million of accounts receivable under this agreement for the year ended December 31, 2021.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of December 31, 2021.

12. Benefit Obligations
Pension Obligations
The Company sponsors defined benefit pension plans in North America, Europe and Asia. Independent trusts or insurance companies administer the majority of these plans. Pension obligations are established for benefits payable in the form of retirement, disability and surviving dependent pensions. The commitments result from participation in defined contribution and defined benefit plans, primarily in the U.S. Benefits are dependent on years of service and the employee's compensation. Supplemental retirement benefits provided to certain employees are nonqualified for U.S. tax purposes. Separate nonqualified trusts have been established for certain U.S. nonqualified plan obligations. Pension costs under the Company's retirement plans are actuarially determined.
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
The amount of costs recognized for the Company's defined contribution plans are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In $ millions)
Defined contribution plans	47	39	42

Summarized information on the Company's pension and postretirement benefit plans is as follows:

	Pension Benefits As of December 31,				Postretirement Benefits As of December 31,
	2021		2020		2021	2020
	(In $ millions)
Change in Projected Benefit Obligation
Projected benefit obligation as of beginning of period	3,847		3,610		61	64
Service cost	13		12		1	1
Interest cost	54		85		1	1
Net actuarial (gain) loss(1)	(119)		275		(7)	—
Acquisitions	7	(2)	42	(3)	—	—
Settlements	(38)		(7)		—	—
Benefits paid	(226)		(230)		(4)	(5)
Curtailments	—		—		—	(1)
Special termination benefits	—		1		—	—
Exchange rate changes	(50)		59		(1)	1
Projected benefit obligation as of end of period	3,488		3,847		51	61
Change in Plan Assets
Fair value of plan assets as of beginning of period	3,388		3,141		—	—
Actual return on plan assets	36		380		—	—
Employer contributions	47		43		4	5
Acquisitions	—		30	(3)	—	—
Settlements	(38)		(7)		—	—
Benefits paid(4)	(226)		(230)		(4)	(5)
Exchange rate changes	(24)		31		—	—
Fair value of plan assets as of end of period	3,183		3,388		—	—
Funded status as of end of period	(305)		(459)		(51)	(61)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent Other assets	221		142		—	—
Current Other liabilities	(22)		(22)		(4)	(4)
Benefit obligations	(504)		(579)		(47)	(57)
Net amount recognized	(305)		(459)		(51)	(61)
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net actuarial (gain) loss(5)	20		17		—	—
Prior service (benefit) cost	—		—		(1)	(1)
Net amount recognized(6)	20		17		(1)	(1)
______________________________
(1)Primarily relates to changes in discount rates.
(2)Represents plan obligations related to the Santoprene acquisition.
(3)Represents plan obligations and assets related to the Elotex acquisition.
(4)Includes benefit payments to nonqualified pension plans of $21 million and $21 million as of December 31, 2021 and 2020, respectively.
(5)Relates to the pension plans of the Company's equity method investments.
(6)Amount shown net of an income tax benefit of $4 million and $4 million as of December 31, 2021 and 2020, respectively, in the consolidated statements of equity (Note 14).

The percentage of U.S. and international projected benefit obligation at the end of the period is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2021	2020	2021	2020
	(In percentages)
U.S. plans	78	78	50	50
International plans	22	22	50	50
Total	100	100	100	100
The percentage of U.S. and international fair value of plan assets at the end of the period is as follows:

	Pension Benefits As of December 31,
	2021	2020
	(In percentages)
U.S. plans	85	85
International plans	15	15
Total	100	100
Pension plans with projected benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2021	2020
	(In $ millions)
Projected benefit obligation	803	913
Fair value of plan assets	277	311
Pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2021	2020
	(In $ millions)
Accumulated benefit obligation	781	888
Fair value of plan assets	277	311
Other postretirement plans with accumulated postretirement benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2021	2020
	(In $ millions)
Accumulated postretirement benefit obligation	52	61

The accumulated benefit obligation for all defined benefit pension plans is as follows:

	As of December 31,
	2021	2020
	(In $ millions)
Accumulated benefit obligation	3,461	3,819
The components of net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2021	2020	2019	2021	2020	2019
	(In $ millions)
Service cost	13	12	9	1	1	—
Interest cost	54	85	115	1	1	2
Expected return on plan assets	(205)	(199)	(185)	—	—	—
Recognized actuarial (gain) loss	47	97	79	(6)	(1)	8
Curtailment (gain) loss	—	—	—	—	(1)	—
Settlement (gain) loss	3	—	—	—	—	—
Special termination benefit	—	1	1	—	—	—
Total	(88)	(4)	19	(4)	—	10
The Company maintains nonqualified pension plans funded with nonqualified trusts for certain U.S. employees as follows:

	As of December 31,
	2021	2020
	(In $ millions)
Nonqualified Trust Assets
Marketable securities	10	17
Noncurrent Other assets, consisting of insurance contracts	28	30
Nonqualified Pension Obligations
Current Other liabilities	19	20
Benefit obligations	204	221
(Income) expense relating to the nonqualified pension plans included in net periodic benefit cost, excluding returns on the assets held by the nonqualified trusts, is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In $ millions)
Total	3	23	26

Valuation
The principal weighted average assumptions used to determine benefit obligation are as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2021	2020	2021	2020
	(In percentages)
Discount Rate Obligations
U.S. plans	2.8	2.4	2.7	2.2
International plans	1.4	1.0	2.4	1.9
Combined	2.5	2.1	2.5	2.1
Rate of Compensation Increase
U.S. plans	N/A	N/A
International plans	2.5	2.5
Combined	2.5	2.5
The principal weighted average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2021	2020	2019	2021	2020	2019
	(In percentages)
Discount Rate Obligations
U.S. plans	2.4	3.2	4.2	2.2	3.1	4.1
International plans	1.0	1.4	2.1	1.9	2.7	3.4
Combined	2.1	2.8	3.8	2.1	2.9	3.8
Discount Rate Service Cost
U.S. plans	N/A	1.9	3.1	N/A	3.8	4.6
International plans	1.1	1.8	2.5	1.9	2.7	3.4
Combined	1.1	1.8	2.5	1.9	2.7	3.4
Discount Rate Interest Cost
U.S. plans	1.7	2.8	3.9	1.5	2.6	3.8
International plans	0.7	1.1	1.8	1.5	2.5	3.2
Combined	1.4	2.4	3.5	1.5	2.6	3.5
Expected Return on Plan Assets
U.S. plans	6.5	6.7	6.7
International plans	4.8	5.1	5.6
Combined	6.3	6.5	6.5
Rate of Compensation Increase
U.S. plans	N/A	N/A	N/A
International plans	2.5	2.6	2.8
Combined	2.5	2.6	2.8
Interest Crediting Rate
U.S. plans	1.4	2.1	3.0
International plans	1.0	N/A	N/A
Combined	1.4	2.1	3.0

The Company's health care cost trend assumptions for U.S. postretirement medical plan's net periodic benefit cost are as follows:

	As of December 31,
	2021	2020	2019
	(In percentages, except year)
Health care cost trend rate assumed for next year	7.3	7.5	8.0
Health care cost trend ultimate rate	5.0	5.0	5.0
Health care cost trend ultimate rate year	2031	2031	2026
Plan Assets
The weighted average target asset allocations for the Company's pension plans in 2021 are as follows:

	U.S. Plans	International Plans
	(In percentages)
Bonds - domestic to plans	85	44
Equities - domestic to plans	8	21
Equities - international to plans	7	6
Other	—	29
Total	100	100
On average, the actual return on the U.S. qualified defined pension plans' assets over the long-term (20 years) has exceeded the expected long-term rate of asset return assumption. The U.S. qualified defined benefit plans' actual return on assets for the year ended December 31, 2021 was 0.6% versus an expected long-term rate of asset return assumption of 6.5%. The expected long-term rate of asset return assumption used to determine 2022 net periodic benefit cost is 5.5% for the U.S. qualified defined benefit plans.
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2021	2020	2021	2020	2021	2020
	(In $ millions)
Assets
Cash and cash equivalents	5	10	—	—	5	10
Derivatives
Swaps	—	—	6	3	6	3
Equity securities
International companies	95	82	—	—	95	82
Fixed income
Corporate debt	—	—	895	890	895	890
Treasuries, other debt	118	17	1,338	1,447	1,456	1,464
Mortgage backed securities	—	—	16	16	16	16
Insurance contracts	—	—	57	63	57	63
Other	4	4	6	6	10	10
Total investments, at fair value(1)	222	113	2,318	2,425	2,540	2,538
Liabilities
Derivatives
Swaps	—	—	6	3	6	3
Total liabilities	—	—	6	3	6	3
Total net assets(2)	222	113	2,312	2,422	2,534	2,535
______________________________
(1)Certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. Total investments, at fair value, for the year ended December 31, 2021 excludes investments in common/collective trusts, registered investment companies and short-term investment funds with fair values of $538 million, $69 million and $37 million, respectively. Total investments, at fair value, for the year ended December 31, 2020 excludes investments in common/collective trusts, registered investment companies and short-term investment funds with fair values of $732 million, $71 million and $45 million, respectively.
(2)Total net assets excludes non-financial plan receivables and payables of $13 million and $8 million, respectively, as of December 31, 2021 and $72 million and $67 million, respectively, as of December 31, 2020. Non-financial items include due to/from broker, interest receivables and accrued expenses.

Benefit obligation funding is as follows:

Total Expected 2022
(In $ millions)
Cash contributions to defined benefit pension plans	24
Benefit payments to nonqualified pension plans	19
Benefit payments to other postretirement benefit plans	4
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefits expected to be paid are as follows:

	Pension Benefit Payments(1)	Company Portion of Postretirement Benefit Cost(2)
	(In $ millions)
2022	232	4
2023	224	3
2024	219	3
2025	215	3
2026	213	3
2027-2031	988	14
______________________________
(1)Payments are expected to be made primarily from plan assets.
(2)Payments are expected to be made primarily from Company assets.
13. Environmental
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
The components of environmental remediation liabilities are as follows:

	As of December 31,
	2021	2020
	(In $ millions)
Demerger obligations (Note 20)	24	29
Divestiture obligations (Note 20)	14	15
Active sites	8	12
U.S. Superfund sites	12	11
Other environmental remediation liabilities	2	2
Total	60	69

Remediation
Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, demerger, orphan or U.S. Superfund sites (as defined below). In addition, as part of the demerger agreement between the Company and Hoechst AG ("Hoechst"), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company (Note 20). Certain of these sites, at which the Company maintains continuing involvement, were and continue to be designated as discontinued operations when closed. The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given period.
The Company did not record any insurance recoveries during 2021 or have any receivables for insurance recoveries related to these matters as of December 31, 2021.
German InfraServ Entities
The Company's InfraServ Entities (Note 7) are liable for any residual contamination and other pollution because they own the real estate on which the individual facilities operate. In addition, Hoechst, and its legal successors, as the responsible party under German public law, is liable to third parties for all environmental damage that occurred while it was still the owner of the plants and real estate (Note 20). The contribution agreements entered into in 1997 between Hoechst and the respective operating companies, as part of the divestiture of these companies, provide that the operating companies will indemnify Hoechst, and its legal successors, against environmental liabilities resulting from the transferred businesses. Additionally, the InfraServ Entities have agreed to indemnify Hoechst, and its legal successors, against any environmental liability arising out of or in connection with environmental pollution of any site.
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
The Company's ownership interest and environmental liability participation percentages for such liabilities, which cannot be attributed to an InfraServ partner are as follows:

	As of December 31, 2021
	Ownership	Liability	Reserves(1)
	(In percentages)		(In $ millions)
InfraServ GmbH & Co. Gendorf KG	30	10	10
InfraServ GmbH & Co. Hoechst KG	31	40	69
YNCORIS GmbH & Co. KG(2)	22	22	1
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
In March 2016, the EPA issued its final Record of Decision concerning the remediation of the lower 8.3 miles of the Lower Passaic River Site ("Lower 8.3 Miles"). Pursuant to the EPA's Record of Decision, the Lower 8.3 Miles must be dredged bank to bank and an engineered cap must be installed at an EPA estimated cost of approximately $1.4 billion. In September 2021, the EPA issued a Record of Decision selecting an interim remedial plan for the upper 9 miles of the Lower Passaic River ("Upper 9 Miles"). Pursuant to the EPA's Record of Decision, targeted dredging will be conducted in the Upper 9 Miles to address surface sediments with elevated contamination followed by the installation of an engineered cap at an EPA estimated cost of $441 million. The Company owned and/or operated facilities in the vicinity of the Lower 8.3 Miles, but has found no evidence that it contributed any of the contaminants of concern to the Passaic River. In June 2018, Occidental Chemical Corporation ("OCC"), the successor to the Diamond Alkali Company, sued a subsidiary of the Company and 119 other parties alleging claims for joint and several damages, contribution and declaratory relief under Section 107 and 113 of Superfund for costs to clean up the LPRSA portion of the Diamond Alkali Superfund Site, Occidental Chemical Corporation v. 21st Century Fox America, Inc., et al, No. 2:18-CV-11273-JLL-JAD (U.S. District Court New Jersey), alleging that each of the defendants owned or operated a facility that contributed contamination to the LPRSA. With respect to the Company, the OCC lawsuit is limited to the former Celanese facility that Essex County, New Jersey has agreed to indemnify the Company for and does not change the Company's estimated liability for LPRSA cleanup costs. The Company is vigorously defending these matters and currently believes that its ultimate allocable share of the cleanup costs with respect to the Lower Passaic River Site, estimated at less than 1%, will not be material to the Company's results of operations, cash flows or financial position.
14. Stockholders' Equity
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

On February 9, 2022, the Company declared a quarterly cash dividend of $0.68 per share on its Common Stock amounting to approximately $73 million. The cash dividend will be paid on March 8, 2022 to holders of record as of February 22, 2022.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Year Ended December 31,			Total From February 2008 Through December 31, 2021
	2021	2020	2019
Shares repurchased	6,556,378	5,889,073	9,166,267	69,324,429
Average purchase price per share	$152.53	$110.41	$109.10	$83.71
Amount spent on repurchased shares (in millions)	$1,000	$650	$1,000	$5,803
Aggregate Board of Directors repurchase authorizations during the period (in millions)	$1,000	$500	$1,500	$6,866
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.
Other Comprehensive Income (Loss), Net

	Year Ended December 31,
	2021			2020			2019
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation	20	(31)	(11)	(4)	(4)	(8)	(10)	(6)	(16)
Gain (loss) on cash flow hedges	34	(21)	13	(26)	8	(18)	(38)	8	(30)
Pension and postretirement benefits	(3)	—	(3)	(2)	—	(2)	(6)	(1)	(7)
Total	51	(52)	(1)	(32)	4	(28)	(54)	1	(53)

Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges (Note 18)	Pension and Postretirement Benefits Gain (Loss) (Note 12)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2018	(236)	(8)	(3)	(247)
Other comprehensive income (loss) before reclassifications	(10)	(36)	(6)	(52)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	—	(2)
Income tax (provision) benefit	(6)	8	(1)	1
As of December 31, 2019	(252)	(38)	(10)	(300)
Other comprehensive income (loss) before reclassifications	(4)	(28)	(2)	(34)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	2
Income tax (provision) benefit	(4)	8	—	4
As of December 31, 2020	(260)	(56)	(12)	(328)
Other comprehensive income (loss) before reclassifications	20	34	(3)	51
Income tax (provision) benefit	(31)	(21)	—	(52)
As of December 31, 2021	(271)	(43)	(15)	(329)
15. Other (Charges) Gains, Net

	Year Ended December 31,
	2021	2020	2019
	(In $ millions)
Restructuring	(5)	(20)	(23)
Asset impairments	(2)	(31)	(83)
Plant/office closures	10	7	(4)
Commercial disputes	—	6	(4)
European Commission investigation	—	(2)	(89)
Other	—	1	—
Total	3	(39)	(203)
2020
During the year ended December 31, 2020, the Company recorded $20 million of employee termination benefits primarily related to Company-wide business optimization projects.
During the year ended December 31, 2020, the Company recorded a $26 million long-lived asset impairment loss related to certain fixed assets used in compounding operations at its facilities in Kaiserslautern, Germany; Wehr, Germany and Ferrara Marconi, Italy.
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
During the year ended December 31, 2019, the Company recorded a reserve of $89 million as a result of information learned from the European Commission's investigation of certain past ethylene purchases, which was included within the Other Activities segment (Note 20).
16. Income Taxes
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various final and proposed regulatory packages supplementing the TCJA provisions since 2018. On December 28, 2021, the U.S. Treasury issued final foreign tax credit regulations clarifying certain items in the TCJA and prior guidance related to disallowance of foreign income taxes related to income exempt from U.S. tax, treatment of debt between foreign affiliates for expense apportionment purposes, allocation and apportionment of foreign income taxes, and the definition of creditable foreign income taxes. The regulations were published in the Federal Register on January 4, 2022, and will be effective in the first quarter of 2022. The Company does not currently expect the final regulations to have a material impact to current or future income tax expense.
Income Tax Provision
Earnings (loss) from continuing operations before tax by jurisdiction are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In $ millions)
U.S.	202	1,530	252
International	2,046	721	736
Total	2,248	2,251	988
The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(In $ millions)
Current
U.S.	—	13	(8)
International	323	126	149
Total	323	139	141
Deferred
U.S.	(16)	308	1
International	23	(200)	(18)
Total	7	108	(17)
Total	330	247	124

A reconciliation of the significant differences between the U.S. federal statutory tax rate of 21% and the effective income tax rate on income from continuing operations is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In $ millions, except percentages)
Income tax provision computed at U.S. federal statutory tax rate	472	473	208
Change in valuation allowance	(50)	(1)	(47)
Equity income and dividends	(29)	(54)	(38)
(Income) expense not resulting in tax impact, net	(53)	(46)	(9)
U.S. tax effect of foreign earnings and dividends	332	65	85
Foreign tax credits	(328)	(51)	(76)
Other foreign tax rate differentials	(66)	7	4
Legislative changes	(8)	1	(3)
State income taxes, net of federal benefit	6	4	6
Recognition of basis differences in investments in affiliates	—	(14)	—
Asset transfers between wholly owned foreign affiliates	—	(170)	—
Other, net	54	33	(6)
Income tax provision (benefit)	330	247	124

Effective income tax rate	15%	11%	13%
In October 2020, the Company completed the sale of its 45% joint venture equity interest in Polyplastics (see Note 7). The tax gain on this disposal was less than the related gain for financial reporting purposes due to basis differences. In November 2020, the Company relocated certain tangible and intangible assets in response to various geopolitical risks in certain regions in which it operates. The transfer of these assets between wholly owned foreign affiliates in this reorganization generated a deferred tax benefit of approximately $170 million. Included in the Other, net line in the effective income tax rate reconciliation above are charges of approximately $65 million and $40 million related to changes in uncertain tax positions for the years ended December 31, 2021 and 2020, respectively, and impacts of amended tax return filings.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities are as follows:

	As of December 31,
	2021	2020
	(In $ millions)
Deferred Tax Assets
Pension and postretirement obligations	96	132
Accrued expenses	31	32
Inventory	7	12
Net operating loss carryforwards	526	535
Tax credit carryforwards	207	247
Other	226	322
Subtotal	1,093	1,280
Valuation allowance(1)	(642)	(748)
Total	451	532
Deferred Tax Liabilities
Depreciation and amortization	312	256
Investments in affiliates	382	402
Other	64	124
Total	758	782
Net deferred tax assets (liabilities)	(307)	(250)
______________________________
(1)Includes deferred tax asset valuation allowances for the Company's deferred tax assets in the U.S., Luxembourg, Singapore, Spain, China, the United Kingdom, Mexico, Canada and France. These valuation allowances relate primarily to net operating loss carryforward benefits and other net deferred tax assets, all of which may not be realizable.
As a result of the TCJA, U.S. federal and state income taxes have been recorded on undistributed foreign earnings accumulated from 1986 through 2017. The Company's previously taxed income for its foreign subsidiaries significantly exceeds its offshore cash balances. The Company has not recorded a deferred tax liability for foreign withholding or other foreign local tax that would be due when cash is actually repatriated to the U.S. because those foreign earnings are considered permanently reinvested in the business or may be remitted substantially free of any additional local taxes. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.
Tax Carryforwards
•Net Operating Loss Carryforwards
As of December 31, 2021, the Company had available U.S. federal net operating loss carryforwards of $25 million that are subject to limitation. These net operating loss carryforwards begin to expire in 2025. As of December 31, 2021, the Company also had available state net operating loss carryforwards, net of federal tax impact, of $28 million, $24 million of which are offset by a valuation allowance due to uncertain recoverability. The Company also has foreign net operating loss carryforwards available as of December 31, 2021 of $2.4 billion primarily for Canada, China, Luxembourg, Malta, Mexico, Singapore, Spain, and the United Kingdom, with various expiration dates. Net operating loss carryforwards of $125 million in China are scheduled to expire beginning in 2022 through 2025. Net operating losses in most other foreign jurisdictions do not have an expiration date.

•Tax Credit Carryforwards
The Company had available $184 million of foreign tax credit carryforwards, which are offset by a valuation allowance of $171 million due to uncertain recoverability and $18 million of alternative minimum tax credit carryforwards in the U.S. The foreign tax credit carryforwards are subject to a ten-year carryforward period and expire beginning in 2027. The alternative minimum tax credits are subject to annual limitation due to prior ownership changes but have an unlimited carryforward period and can be used to offset federal tax liability in future years.
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
Uncertain Tax Positions
Activity related to uncertain tax positions is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In $ millions)
As of the beginning of the year	165	134	162
Increases in tax positions for the current year	33	18	1
Increases in tax positions for prior years(1)	28	26	37
Decreases in tax positions for prior years	(11)	(13)	(41)
Increases (decreases) due to settlements	3	—	(25)
As of the end of the year	218	165	134

Total uncertain tax positions that if recognized would impact the effective tax rate	224	182	132
Total amount of interest expense (benefit) and penalties recognized in the consolidated statements of operations(2)	2	6	5
Total amount of interest expense and penalties recognized in the consolidated balance sheets	52	54	45
______________________________
(1)Includes the impact on uncertain tax positions for the year ended December 31, 2019 due to the closure of federal income tax audits for the years 2009 through 2012.
(2)This amount reflects interest on uncertain tax positions and release of tax positions due to changes in assessment, statute lapses, or audit closures that were reflected in the consolidated statements of operations.
The increase in uncertain tax positions for the year ended December 31, 2021 was primarily due to increases in foreign tax positions.
The Company primarily operates in the U.S., Germany, Belgium, Canada, China, Italy, Mexico, the Netherlands, the United Kingdom, Switzerland and Singapore. Examinations are ongoing in a number of these jurisdictions. The Company's tax returns are under audit for the years 2013 through 2015 by the U.S., the Netherlands and Germany (the "Authorities"). On September 30, 2021, the Company received a draft joint audit report proposing adjustments to transfer pricing and the reallocation of income between the related jurisdictions. The Authorities also propose to apply these adjustments to open tax years through 2019. The Company is engaged in discussions with the Authorities to evaluate the proposals and is currently evaluating all potential remedies.
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
In addition, the Company's Mexico tax returns are under audit for the years 2018 and 2019. On January 14, 2022, the Mexico tax authorities issued preliminary findings for disallowance of operating expenses on several of the applicable tax returns. The Company has determined that the preliminary findings are unfounded and will take the necessary steps to provide the requested documentation to mitigate any potential liability through the next phase of the audit.
17. Leases
The components of lease expense are as follows:

	Year Ended December 31,		Statement of Operations Classification
	2021	2020
	(In $ millions)
Lease Cost
Operating lease cost	40	40	Cost of sales / Selling, general and administrative expenses
Short-term lease cost	18	24	Cost of sales / Selling, general and administrative expenses
Variable lease cost	12	11	Cost of sales / Selling, general and administrative expenses
Finance lease cost
Amortization of leased assets	19	18	Cost of sales
Interest on lease liabilities	13	15	Interest expense
Total net lease cost	102	108
Supplemental consolidated balance sheet information related to leases is as follows:

	As of December 31,		Balance Sheet Classification
	2021	2020
	(In $ millions)
Leases
Assets
Operating lease assets	236	232	Operating lease ROU assets
Finance lease assets	131	148	Property, plant and equipment, net
Total leased assets	367	380

Liabilities
Current
Operating	37	36	Current Other liabilities
Finance	25	30	Short-term borrowings and current installments of long-term debt
Noncurrent
Operating	200	208	Operating lease liabilities
Finance	148	171	Long-term debt
Total lease liabilities	410	445

	As of December 31,
	2021	2020
Weighted-Average Remaining Lease Term (years)
Operating leases	12.8	13.8
Finance leases	8.9	9.6

Weighted-Average Discount Rate
Operating leases	2.0%	2.1%
Finance leases	6.9%	7.1%
Supplemental consolidated cash flow information related to leases is as follows:

	Year Ended December 31,
	2021	2020
	(In $ millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	37	37
Operating cash flows from finance leases	13	15
Financing cash flows from finance leases	29	29

ROU assets obtained in exchange for finance lease liabilities (Note 21)	—	78
ROU assets obtained in exchange for operating lease liabilities	52	58
Maturities of lease liabilities are as follows:

	As of December 31, 2021
	Operating Leases	Finance Leases
	(In $ millions)
2022	42	36
2023	36	31
2024	28	28
2025	23	24
2026	15	22
Later years	126	101
Total lease payments	270	242
Less amounts representing interest	(33)	(69)
Total lease obligations	237	173
As of December 31, 2021, there was one financing lease commitment that has not yet commenced of approximately $28 million that is contracted to begin in June 2022 with a lease term of 10 years. As of December 31, 2021, there were two operating lease commitments that have not yet commenced of approximately $4 million that are contracted to begin in 2022 with lease terms of 2 years to 10 years.

18. Derivative Financial Instruments
Derivatives Designated As Hedges
Cash Flow Hedges
The total notional amount of the forward-starting interest rate swap designated as a cash flow hedge is as follows:

	As of December 31,
	2021	2020
	(In $ millions)
Total	—	400
The Company settled the forward-starting interest rate swap on August 2, 2021, resulting in a payment to the counterparty of $72 million, which payment is included as part of financing activities in the consolidated statements of cash flows.
Net Investment Hedges
The total notional amount of foreign currency denominated debt designated as a net investment hedge of net investments in foreign operations are as follows:

	As of December 31,
	2021	2020
	(In € millions)
Total	1,653	1,358
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Each of the contracts included in the table below will have approximately offsetting effects from actual underlying payables, receivables, intercompany loans or other assets or liabilities subject to foreign exchange remeasurement. The total U.S. dollar equivalents of net foreign exchange exposure related to (short) long foreign exchange forward contracts outstanding by currency are as follows:

2022 Maturity
(In $ millions)
Currency
Brazilian real	(24)
British pound sterling	(31)
Canadian dollar	21
Chinese yuan	(13)
Euro	120
Hungarian forint	13
Indonesian rupiah	(5)
Japanese yen	(11)
Korean won	15
Mexican peso	(43)
Singapore dollar	49
Swedish krona	(10)
Swiss franc	10
Total	91

Gross notional values of the foreign currency forwards and swaps are as follows:

	As of December 31,
	2021	2020
	(In $ millions)
Total	663	546
Hedging activity for foreign currency forwards, commodity swaps and interest rate swaps is as follows:

	Year Ended December 31,			Statement of Operations Classification
	2021	2020	2019
	(In $ millions)
Hedging activities	—	(5)	2	Cost of sales; Interest expense
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Recognized in Earnings (Loss)			Statement of Operations Classification
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	25	13	(5)	3	(4)	2	Cost of sales
Interest rate swaps	10	(41)	(30)	(3)	—	—	Interest expense
Foreign currency forwards	(1)	(1)	—	—	(1)	—	Cost of sales
Total	34	(29)	(35)	—	(5)	2

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 11)	107	(81)	37	—	—	—	N/A
Cross-currency swaps (Note 11)	27	(26)	3	—	—	—	N/A
Total	134	(107)	40	—	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	—	(13)	(8)	(3)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	—	(13)	(8)	(3)
See Note 19 for additional information regarding the fair value of the Company's derivative instruments.
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the consolidated balance sheets is as follows:

	As of December 31,
	2021	2020
	(In $ millions)
Derivative Assets
Gross amount recognized	40	26
Gross amount offset in the consolidated balance sheets	—	2
Net amount presented in the consolidated balance sheets	40	24
Gross amount not offset in the consolidated balance sheets	2	11
Net amount	38	13

	As of December 31,
	2021	2020
	(In $ millions)
Derivative Liabilities
Gross amount recognized	5	123
Gross amount offset in the consolidated balance sheets	—	2
Net amount presented in the consolidated balance sheets	5	121
Gross amount not offset in the consolidated balance sheets	2	11
Net amount	3	110
19. Fair Value Measurements
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

	Fair Value Measurement						Balance Sheet Classification
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2021	2020	2021	2020	2021	2020
	(In $ millions)
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	—	8	2	8	2	Current Other assets
Commodity swaps	—	—	23	8	23	8	Noncurrent Other assets
Designated as Net Investment Hedges
Cross-currency swaps	—	—	2	13	2	13	Current Other assets
Cross-currency swaps	—	—	5	—	5	—	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	—	2	1	2	1	Current Other assets
Total assets	—	—	40	24	40	24
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	—	—	(1)	—	(1)	Noncurrent Other liabilities
Interest rate swaps	—	—	—	(81)	—	(81)	Current Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	—	(2)	(1)	(2)	(1)	Current Other liabilities
Cross-currency swaps	—	—	—	(33)	—	(33)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(3)	(5)	(3)	(5)	Current Other liabilities
Total liabilities	—	—	(5)	(121)	(5)	(121)
Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

			Fair Value Measurement
	Carrying Amount		Significant Other Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	As of December 31,
	2021	2020	2021	2020	2021	2020	2021	2020
	(In $ millions)
Equity investments without readily determinable fair values	170	171	—	—	—	—	—	—
Insurance contracts in nonqualified trusts	28	30	28	31	—	—	28	31
Long-term debt, including current installments of long-term debt	3,722	3,671	3,639	3,644	173	201	3,812	3,845
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
As of December 31, 2021 and 2020, the fair values of cash and cash equivalents, receivables, marketable securities, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
20. Commitments and Contingencies
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
The Company has accrued for all probable and reasonably estimable losses associated with all known matters or claims. These known obligations include the following:
•Demerger Obligations
In connection with the Hoechst demerger, the Company agreed to indemnify Hoechst, and its legal successors, for various liabilities under the demerger agreement, including for environmental liabilities associated with contamination arising either from environmental damage in general ("Category A") or under 19 divestiture agreements entered into by Hoechst prior to the demerger ("Category B") (Note 13).
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of December 31, 2021 are $102 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
•Divestiture Obligations
The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to significant risk (Note 13).
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $116 million as of December 31, 2021. Other agreements do not provide for any monetary or time limitations.

Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of December 31, 2021, the Company had unconditional purchase obligations of $3.5 billion, which extend through 2042.
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
21. Supplemental Cash Flow Information

	Year Ended December 31,
	2021	2020	2019
	(In $ millions)
Interest paid, net of amounts capitalized	105	120	118
Taxes paid, net of refunds	215	167	157
Noncash Investing and Financing Activities
Accrued treasury stock repurchases	—	—	4
Finance lease obligations (Note 17)	—	78	—
Accrued capital expenditures	23	(16)	20
Other	2	5	6

22. Segment Information
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
Sales transactions between business segments are generally recorded at values that approximate third-party selling prices.

	Engineered Materials	Acetate Tow	Acetyl Chain		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Year Ended December 31, 2021
Net sales	2,718	514	5,430	(1)	—	(125)	8,537
Other (charges) gains, net (Note 15)	6	—	1		(4)	—	3
Operating profit (loss)	411	56	1,819		(340)	—	1,946
Equity in net earnings (loss) of affiliates	126	—	7		13	—	146
Depreciation and amortization	144	39	171		17	—	371
Capital expenditures	154	42	269		25	—	490	(2)
	As of December 31, 2021
Goodwill and intangible assets, net	1,714	154	279		—	—	2,147
Total assets	5,363	1,098	4,428		1,086	—	11,975
	Year Ended December 31, 2020
Net sales	2,081	519	3,147	(1)	—	(92)	5,655
Other (charges) gains, net (Note 15)	(36)	(1)	7		(9)	—	(39)
Operating profit (loss)	235	118	563		(252)	—	664
Equity in net earnings (loss) of affiliates	115	—	5		14	—	134
Gain (loss) on sale of investments in affiliates (Note 7)	1,408	—	—		—	—	1,408
Depreciation and amortization	134	36	163		17	—	350
Capital expenditures	106	37	171		34	—	348	(2)
	As of December 31, 2020
Goodwill and intangible assets, net	1,030	154	301		—	—	1,485
Total assets	3,990	975	3,930		2,014	—	10,909
	Year Ended December 31, 2019
Net sales	2,386	636	3,392	(1)	—	(117)	6,297
Other (charges) gains, net (Note 15)	5	(88)	(3)		(117)	—	(203)
Operating profit (loss)	446	52	678		(342)	—	834
Equity in net earnings (loss) of affiliates	168	—	4		10	—	182
Depreciation and amortization	131	45	161		15	—	352
Capital expenditures	104	43	208		35	—	390	(2)
______________________________
(1)Includes intersegment sales of $125 million, $92 million and $117 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Includes an increase in accrued capital expenditures of $23 million, a decrease in accrued capital expenditures of $16 million and an increase in accrued capital expenditures of $20 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Geographical Area Information
The Net sales to external customers based on geographic location are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In $ millions)
Belgium	268	274	259
Canada	98	68	75
China	1,621	888	859
Germany	2,675	1,837	2,132
Mexico	330	200	244
Singapore	1,202	627	787
Switzerland	140	81	—
U.S.	2,004	1,490	1,713
Other	199	190	228
Total	8,537	5,655	6,297
Property, plant and equipment, net based on the geographic location of the Company's facilities is as follows:

	As of December 31,
	2021	2020
	(In $ millions)
Belgium	65	60
Canada	96	99
China	413	406
Germany	812	914
Mexico	58	57
Singapore	72	76
U.S.	2,377	2,155
Other	300	172
Total	4,193	3,939
23. Revenue Recognition
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

Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In $ millions)
Engineered Materials
North America	774	577	735
Europe and Africa	1,155	906	1,047
Asia-Pacific	703	534	533
South America	86	64	71
Total	2,718	2,081	2,386

Acetate Tow
North America	98	92	125
Europe and Africa	267	273	258
Asia-Pacific	140	142	224
South America	9	12	29
Total	514	519	636

Acetyl Chain
North America	1,435	1,014	1,079
Europe and Africa	1,647	1,019	1,098
Asia-Pacific	2,074	951	1,013
South America	149	71	85
Total(1)	5,305	3,055	3,275
______________________________
(1)Excludes intersegment sales of $125 million, $92 million and $117 million for the years ended December 31, 2021, 2020 and 2019, respectively.
24. Earnings (Loss) Per Share

	Year Ended December 31,
	2021	2020	2019
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	1,912	1,997	858
Earnings (loss) from discontinued operations	(22)	(12)	(6)
Net earnings (loss)	1,890	1,985	852

Weighted average shares - basic	111,224,017	117,817,445	123,925,697
Incremental shares attributable to equity awards(1)	860,395	663,931	726,062
Weighted average shares - diluted	112,084,412	118,481,376	124,651,759
______________________________
(1)Excludes 555, 4,313 and 45 equity award shares for the years ended December 31, 2021, 2020 and 2019, respectively, as their effect would have been antidilutive.