Form 10-Q
period 2022-03-31
Celanese Corp
filed 2022-04-29
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2022
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
Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of April 22, 2022 was 108,308,917.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended March 31, 2022

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
	(In $ millions, except share and per share data)
Net sales	2,538	1,798
Cost of sales	(1,793)	(1,313)
Gross profit	745	485
Selling, general and administrative expenses	(174)	(137)
Amortization of intangible assets	(11)	(6)
Research and development expenses	(24)	(20)
Other (charges) gains, net	(1)	6
Foreign exchange gain (loss), net	(1)	3
Gain (loss) on disposition of businesses and assets, net	(3)	(5)
Operating profit (loss)	531	326
Equity in net earnings (loss) of affiliates	56	29
Non-operating pension and other postretirement employee benefit (expense) income	24	38
Interest expense	(35)	(25)
Interest income	1	1
Dividend income - equity investments	37	42
Other income (expense), net	2	(2)
Earnings (loss) from continuing operations before tax	616	409
Income tax (provision) benefit	(112)	(85)
Earnings (loss) from continuing operations	504	324
Earnings (loss) from operation of discontinued operations	—	(1)
Income tax (provision) benefit from discontinued operations	—	—
Earnings (loss) from discontinued operations	—	(1)
Net earnings (loss)	504	323
Net (earnings) loss attributable to noncontrolling interests	(2)	(1)
Net earnings (loss) attributable to Celanese Corporation	502	322
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	502	323
Earnings (loss) from discontinued operations	—	(1)
Net earnings (loss)	502	322
Earnings (loss) per common share - basic
Continuing operations	4.64	2.85
Discontinued operations	—	(0.01)
Net earnings (loss) - basic	4.64	2.84
Earnings (loss) per common share - diluted
Continuing operations	4.61	2.83
Discontinued operations	—	(0.01)
Net earnings (loss) - diluted	4.61	2.82
Weighted average shares - basic	108,185,912	113,511,369
Weighted average shares - diluted	108,917,577	114,028,145

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2022	2021
	(In $ millions)
Net earnings (loss)	504	323
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(21)	(4)
Gain (loss) on cash flow hedges	15	34
Pension and postretirement benefits	2	(4)
Total other comprehensive income (loss), net of tax	(4)	26
Total comprehensive income (loss), net of tax	500	349
Comprehensive (income) loss attributable to noncontrolling interests	(2)	(1)
Comprehensive income (loss) attributable to Celanese Corporation	498	348

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2022	As of December 31, 2021
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	605	536
Trade receivables - third party and affiliates	1,390	1,161
Non-trade receivables, net	523	506
Inventories	1,549	1,524
Marketable securities	9	10
Other assets	124	70
Total current assets	4,200	3,807
Investments in affiliates	847	823
Property, plant and equipment (net of accumulated depreciation - 2022: $3,538; 2021: $3,484)	4,188	4,193
Operating lease right-of-use assets	267	236
Deferred income taxes	244	248
Other assets	569	521
Goodwill	1,396	1,412
Intangible assets, net	715	735
Total assets	12,426	11,975
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	860	791
Trade payables - third party and affiliates	1,169	1,160
Other liabilities	419	473
Income taxes payable	106	81
Total current liabilities	2,554	2,505
Long-term debt, net of unamortized deferred financing costs	3,132	3,176
Deferred income taxes	563	555
Uncertain tax positions	296	280
Benefit obligations	543	558
Operating lease liabilities	223	200
Other liabilities	162	164
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2022 and 2021: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2022: 170,043,630 issued and 108,307,341 outstanding; 2021: 169,760,024 issued and 108,023,735 outstanding)	—	—
Treasury stock, at cost (2022: 61,736,289 shares; 2021: 61,736,289 shares)	(5,492)	(5,492)
Additional paid-in capital	326	333
Retained earnings	10,106	9,677
Accumulated other comprehensive income (loss), net	(333)	(329)
Total Celanese Corporation stockholders' equity	4,607	4,189
Noncontrolling interests	346	348
Total equity	4,953	4,537
Total liabilities and equity	12,426	11,975

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	2022		2021
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	108,023,735	—	114,168,464	—
Purchases of treasury stock	—	—	(1,831,970)	—
Stock awards	283,606	—	296,090	—
Balance as of the end of the period	108,307,341	—	112,632,584	—
Treasury Stock
Balance as of the beginning of the period	61,736,289	(5,492)	55,234,515	(4,494)
Purchases of treasury stock, including related fees	—	—	1,831,970	(250)
Balance as of the end of the period	61,736,289	(5,492)	57,066,485	(4,744)
Additional Paid-In Capital
Balance as of the beginning of the period		333		257
Stock-based compensation, net of tax		(7)		(4)
Balance as of the end of the period		326		253
Retained Earnings
Balance as of the beginning of the period		9,677		8,091
Net earnings (loss) attributable to Celanese Corporation		502		322
Common stock dividends		(73)		(78)
Balance as of the end of the period		10,106		8,335
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(329)		(328)
Other comprehensive income (loss), net of tax		(4)		26
Balance as of the end of the period		(333)		(302)
Total Celanese Corporation stockholders' equity		4,607		3,542
Noncontrolling Interests
Balance as of the beginning of the period		348		369
Net earnings (loss) attributable to noncontrolling interests		2		1
Distributions to noncontrolling interests		(4)		(5)
Balance as of the end of the period		346		365
Total equity		4,953		3,907

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
	(In $ millions)
Operating Activities
Net earnings (loss)	504	323
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	—	1
Depreciation, amortization and accretion	106	91
Pension and postretirement net periodic benefit cost	(21)	(34)
Pension and postretirement contributions	(12)	(12)
Deferred income taxes, net	4	11
(Gain) loss on disposition of businesses and assets, net	3	5
Stock-based compensation	15	12
Undistributed earnings in unconsolidated affiliates	(30)	6
Other, net	3	3
Operating cash provided by (used in) discontinued operations	(4)	(1)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(240)	(184)
Inventories	(32)	(62)
Other assets	—	(103)
Trade payables - third party and affiliates	49	156
Other liabilities	(29)	(96)
Net cash provided by (used in) operating activities	316	116
Investing Activities
Capital expenditures on property, plant and equipment	(137)	(92)
Proceeds from sale of marketable securities	—	200
Other, net	(12)	(10)
Net cash provided by (used in) investing activities	(149)	98
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	74	2
Repayments of long-term debt	(7)	(7)
Purchases of treasury stock, including related fees	(17)	(267)
Common stock dividends	(73)	(78)
Distributions to noncontrolling interests	(4)	(5)
Issuance cost of bridge facility	(44)	—
Other, net	(24)	(16)
Net cash provided by (used in) financing activities	(95)	(371)
Exchange rate effects on cash and cash equivalents	(3)	(7)
Net increase (decrease) in cash and cash equivalents	69	(164)
Cash and cash equivalents as of beginning of period	536	955
Cash and cash equivalents as of end of period	605	791

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three months ended March 31, 2022 and 2021 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 2021, filed on February 10, 2022 with the SEC as part of the Company's Annual Report on Form 10-K.
Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire year.
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
2. Recent Accounting Pronouncements
There are no recent Accounting Standard Updates issued by the Financial Accounting Standards Board which are expected to materially impact the Company's financial position, operating results or financial disclosures.
3. Acquisitions, Dispositions and Plant Closures
Acquisitions
In December 2021, the Company acquired the Santoprene™ thermoplastic vulcanizates ("TPV") elastomers business of Exxon Mobil Corporation ("Santoprene") for a purchase price of $1.15 billion in an all-cash transaction. The Company acquired the Santoprene™, Dytron™ and Geolast™ trademarks and product portfolios, customer and supplier contracts and agreements, both production facilities producing TPV, the TPV intellectual property portfolio with associated technical and R&D assets and employees of the TPV elastomer business. The acquisition of Santoprene substantially strengthens our existing elastomers portfolio, allowing the Company to bring a wider range of functionalized solutions into targeted growth areas including future mobility, medical and sustainability. The acquisition was accounted for as a business combination and the acquired operations are included in the Engineered Materials segment. The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation was based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. We are in the ongoing process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, including personal and real property, lease obligations, deferred taxes and intangible assets. The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill. During the measurement period, there were no adjustments that materially impacted the Company's goodwill initially recorded.
On February 17, 2022, the Company signed a definitive agreement to acquire a majority of the Mobility & Materials business of DuPont de Nemours, Inc. (the "M&M Acquisition") for a purchase price of $11.0 billion, subject to certain adjustments, in an all-cash transaction. The Company will acquire a global production network of 29 facilities, including compounding and polymerization, customer and supplier contracts and agreements, an intellectual property portfolio including approximately 850 patents with associated technical and R&D assets, and expects to acquire approximately 5,000 employees across the manufacturing, technical, and commercial organizations. The acquired operations will be included in the Engineered Materials segment. The Company expects the acquisition to close around the end of 2022, subject to regulatory approvals and customary closing conditions.
In connection with the planned M&M Acquisition, also on February 17, 2022, the Company entered into a bridge facility commitment letter with Bank of America, N.A. ("Bank of America") pursuant to which Bank of America has committed to provide, subject to the terms and conditions set forth therein, a 364-day $11.0 billion senior unsecured bridge term loan facility (the "Bridge Facility"). Subsequently, commitments in respect of the Bridge Facility were syndicated to additional financial institutions as contemplated thereby.
On March 18, 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a term loan credit agreement (the "Term Loan Credit Agreement"), pursuant to which lenders have committed to provide a tranche of delayed-draw term loans due 364 days from issuance in an amount equal to $500 million and a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion (the "Term Loan Facility"), which reduced the commitments under the Bridge Facility by a corresponding amount. The Term Loan Facility, subject to the terms and conditions set forth in the Term Loan Credit Agreement, together with the Bridge Facility (or, if applicable, any replacement debt financing obtained in the form of additional term loans and/or the issuance of notes in a public offering or private placement), will be available to finance the M&M Acquisition, and to pay fees and expenses related thereto. The Term Loan Credit Agreement is guaranteed by Celanese and domestic subsidiaries representing substantially all of the Company's U.S. assets and business operations (the "Subsidiary Guarantors").
Amounts outstanding under the 364-day tranche of the Term Loan Credit Agreement will accrue interest at a rate equal to Secured Overnight Financing Rate with an interest period of one or three months ("Term SOFR") plus a margin of 1.00% to 2.00% per annum, or the base rate plus a margin of 0.00% to 1.00%, in each case, based on the Company's senior unsecured debt rating. Amounts outstanding under the 5-year tranche of the Term Loan Credit Agreement will accrue interest at a rate equal to Term SOFR plus a margin of 1.125% to 2.125% per annum, or the base rate plus a margin of 0.125% to 1.125%, in each case, based on the Company's senior unsecured debt rating.
The Term Loan Credit Agreement contains certain covenants described in Note 7.
As described above, the entry into the Term Loan Credit Agreement reduced availability under the Bridge Facility by $1.5 billion, resulting in $9.5 billion in bridge facility commitments remaining as of March 31, 2022. The Company currently intends to issue new senior unsecured notes in lieu of borrowing under the remaining Bridge Facility commitments.
During the three months ended March 31, 2022, the Company paid $44 million in fees related to the Bridge Facility commitment, $14 million of which were amortized to interest expense in the three months ended March 31, 2022, and $30 million of which were recorded as a deferred asset as of March 31, 2022 and will be amortized to interest expense.
4. Inventories

	As of March 31, 2022	As of December 31, 2021
	(In $ millions)
Finished goods	1,007	1,014
Work-in-process	85	75
Raw materials and supplies	457	435
Total	1,549	1,524
5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetate Tow	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2021	1,030	149	233	1,412
Acquisitions (Note 3)	2	—	—	2	(1)
Exchange rate changes	(13)	—	(5)	(18)
As of March 31, 2022(2)	1,019	149	228	1,396
______________________________
(1)Represents goodwill related to the acquisition of Santoprene.
(2)There were no accumulated impairment losses as of March 31, 2022.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2021	45	996	45	55	1,141
Exchange rate changes	—	(13)	—	—	(13)
As of March 31, 2022	45	983	45	55	1,128
Accumulated Amortization
As of December 31, 2021	(41)	(543)	(42)	(39)	(665)
Amortization	—	(10)	—	(1)	(11)
Exchange rate changes	—	7	—	—	7
As of March 31, 2022	(41)	(546)	(42)	(40)	(669)
Net book value	4	437	3	15	459
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2021	259
Exchange rate changes	(3)
As of March 31, 2022	256
During the three months ended March 31, 2022, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2023	40
2024	40
2025	40
2026	39
2027	39

6. Current Other Liabilities

	As of March 31, 2022	As of December 31, 2021
	(In $ millions)
Benefit obligations (Note 8)	26	26
Customer rebates	53	96
Derivatives (Note 12)	10	5
Interest	18	30
Legal (Note 14)	32	33
Operating leases	44	37
Restructuring	2	7
Salaries and benefits	98	135
Sales and use tax/foreign withholding tax payable	45	27
Other	91	77
Total	419	473
7. Debt

	As of March 31, 2022	As of December 31, 2021
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	525	527
Short-term borrowings, including amounts due to affiliates(1)	35	64
Revolving credit facility(2)	300	200
Total	860	791
______________________________
(1)The weighted average interest rate was 0.2% and 0.2% as of March 31, 2022 and December 31, 2021, respectively.
(2)The weighted average interest rate was 1.7% and 1.4% as of March 31, 2022 and December 31, 2021, respectively.

	As of March 31, 2022	As of December 31, 2021
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	499	509
Senior unsecured notes due 2024, interest rate of 3.500%	499	499
Senior unsecured notes due 2025, interest rate of 1.250%	332	339
Senior unsecured notes due 2026, interest rate of 1.400%	400	400
Senior unsecured notes due 2027, interest rate of 2.125%	553	564
Senior unsecured notes due 2028, interest rate of 0.625%	555	566
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	166	166
Bank loans due at various dates through 2026(1)	5	6
Obligations under finance leases due at various dates through 2054	166	173
Subtotal	3,675	3,722
Unamortized debt issuance costs(2)	(18)	(19)
Current installments of long-term debt	(525)	(527)
Total	3,132	3,176
______________________________
(1)The weighted average interest rate was 1.3% and 1.3% as of March 31, 2022 and December 31, 2021, respectively.
(2)Related to the Company's long-term debt, excluding obligations under finance leases.
Senior Credit Facilities
On March 18, 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a new revolving credit agreement (the "New Revolving Credit Agreement" and, together with the Term Loan Credit Agreement the "Credit Agreements") consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2027. The proceeds of a $365 million borrowing under the new senior unsecured revolving credit facility were used to repay and terminate the Company's existing revolving credit facility. The Credit Agreements are guaranteed by Celanese, Celanese U.S. and the Subsidiary Guarantors. The Subsidiary Guarantors are listed in Exhibit 22.1 to this Quarterly Report.
The Credit Agreements contain certain covenants, including the maintenance of certain financial ratios (subject to adjustment following the M&M Acquisition and certain other qualifying acquisitions, as set forth in the Credit Agreements), events of default and change of control provisions.

The Company's debt balances and amounts available for borrowing under its new senior unsecured revolving credit facility are as follows:

As of March 31, 2022
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	300
Available for borrowing(2)	1,450
______________________________
(1)The Company borrowed $365 million under its new senior unsecured revolving credit facility to repay and terminate its previous unsecured revolving credit facility and repaid $65 million under its new senior unsecured revolving credit facility during the three months ended March 31, 2022. The Company borrowed $165 million and repaid $365 million under its previous unsecured revolving credit facility during the three months ended March 31, 2022.
(2)The margin for borrowings under the senior unsecured revolving credit facility was 1.00% to 2.00% above certain interbank rates at current Company credit ratings.
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
Accounts Receivable Purchasing Facility
In June 2021, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 18, 2024. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries in the event of bankruptcy. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's unaudited consolidated balance sheet. The Company de-recognized $262 million and $1.1 billion of accounts receivable under this agreement for the three months ended March 31, 2022 and twelve months ended December 31, 2021, respectively, and collected $262 million and $1.1 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $103 million were pledged by the SPE as collateral to the Purchasers as of March 31, 2022.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $69 million and $230 million of accounts receivable under these factoring agreements for the three months ended March 31, 2022 and twelve months ended December 31, 2021, respectively, and collected $100 million and $185 million of accounts receivable sold under these factoring agreements during the same periods.

In March 2021, the Company entered into an agreement in Singapore with a financial institution to discount, on a non-recourse basis, documentary credits or other documents recorded as accounts receivable. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $13 million and $70 million of accounts receivable under this agreement for the three months ended March 31, 2022 and twelve months ended December 31, 2021, respectively.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios (subject to adjustment following the M&M Acquisition and certain other qualifying acquisitions, as set forth in the Credit Agreements), events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of March 31, 2022.
8. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2022		2021
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	3	—	4	—
Interest cost	17	—	13	—
Expected return on plan assets	(41)	—	(51)	—
Total	(21)	—	(34)	—
Benefit obligation funding is as follows:

	As of March 31, 2022	Total Expected 2022
	(In $ millions)
Cash contributions to defined benefit pension plans	6	24
Benefit payments to nonqualified pension plans	5	19
Benefit payments to other postretirement benefit plans	1	4
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
9. Environmental
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

The components of environmental remediation liabilities are as follows:

	As of March 31, 2022	As of December 31, 2021
	(In $ millions)
Demerger obligations (Note 14)	22	24
Divestiture obligations (Note 14)	14	14
Active sites	8	8
U.S. Superfund sites	11	12
Other environmental remediation liabilities	2	2
Total	57	60
Remediation
Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, demerger, orphan or U.S. Superfund sites (as defined below). In addition, as part of the demerger agreement between the Company and Hoechst AG ("Hoechst"), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company (Note 14). Certain of these sites, at which the Company maintains continuing involvement, were and continue to be designated as discontinued operations when closed. The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given period.
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
One such site is the Diamond Alkali Superfund Site, which is comprised of a number of sub-sites, including the Lower Passaic River Study Area ("LPRSA"), which is the lower 17-mile stretch of the Passaic River ("Lower Passaic River Site"), and the Newark Bay Area. The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study ("RI/FS") at the Lower Passaic River Site in order to identify the levels of contaminants and potential cleanup actions, including the potential migration of contaminants between the LPRSA and the Newark Bay Area.

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
The Company owned and/or operated facilities in the vicinity of the Lower 8.3 Miles, but has found no evidence that it contributed any of the contaminants of concern to the Passaic River. In June 2018, Occidental Chemical Corporation ("OCC"), the successor to the Diamond Alkali Company, sued a subsidiary of the Company and 119 other parties alleging claims for joint and several damages, contribution and declaratory relief under Section 107 and 113 of Superfund for costs to clean up the LPRSA portion of the Diamond Alkali Superfund Site, Occidental Chemical Corporation v. 21st Century Fox America, Inc., et al, No. 2:18-CV-11273-JLL-JAD (U.S. District Court New Jersey), alleging that each of the defendants owned or operated a facility that contributed contamination to the LPRSA. With respect to the Company, the OCC lawsuit is limited to the former Celanese facility that Essex County, New Jersey has agreed to indemnify the Company for and does not change the Company's estimated liability for LPRSA cleanup costs. The Company is vigorously defending these matters and currently estimates that its ultimate allocable share of the cleanup costs with respect to the Lower Passaic River Site is less than 1%. In February 2022, the EPA and a subgroup of defendants in the litigation, including Celanese, reached a settlement in principle with respect to the liability of those defendants for the LPRSA, which will not be material to the Company's results of operations, cash flows or financial position.
10. Stockholders' Equity
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
The Company declared a quarterly cash dividend of $0.68 per share on its Common Stock on April 19, 2022, amounting to $74 million. The cash dividend will be paid on May 12, 2022 to holders of record as of April 28, 2022.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

	Three Months Ended March 31,		Total From February 2008 Through March 31, 2022
	2022	2021
Shares repurchased	—	1,831,970	69,324,429
Average purchase price per share	$—	$136.47	$83.71
Shares repurchased (in $ millions)	$—	$250	$5,803
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)	$—	$—	$6,866
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.

Other Comprehensive Income (Loss), Net

	Three Months Ended March 31,
	2022			2021
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(15)	(6)	(21)	3	(7)	(4)
Gain (loss) on cash flow hedges	19	(4)	15	44	(10)	34
Pension and postretirement benefits gain (loss)	2	—	2	(4)	—	(4)
Total	6	(10)	(4)	43	(17)	26
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges (Note 12)	Pension and Postretirement Benefits Gain (Loss) (Note 8)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2021	(271)	(43)	(15)	(329)
Other comprehensive income (loss) before reclassifications	(15)	17	2	4
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	2
Income tax (provision) benefit	(6)	(4)	—	(10)
As of March 31, 2022	(292)	(28)	(13)	(333)
11. Income Taxes

	Three Months Ended March 31,
	2022	2021
	(In percentages)
Effective income tax rate	18	21
The effective income tax rate for the three months ended March 31, 2022, was lower compared to the same period in 2021 primarily due to non-recurring impacts of $28 million of uncertain tax positions mainly arising from lending terms related to internal treasury operations in the three months ended March 31, 2021.
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various final and proposed regulatory packages supplementing the TCJA provisions since 2018, which the Company does not expect to have a material impact on current or future income tax expense.
In December 2021, the U.S. Treasury and the IRS released final regulations addressing various aspects of the foreign tax credit regime. The regulation was published in the federal register on January 4, 2022, and became effective in the three months ended March 31, 2022. The final regulations included guidance with respect to the definition of foreign income taxes, the eligibility of foreign taxes for the foreign tax credit, and the allocation and apportionment of interest expense. The impact of the retroactive effect of the interest expense apportionment rules for the 2020 and 2021 tax years was not material to the Company's results of operations.
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
In September 2021, the Company received a draft joint audit report proposing adjustments to transfer pricing and the reallocation of income between the related jurisdictions. The Authorities also propose to apply these adjustments to open tax years through 2019. The Company is engaged in discussions with the Authorities to evaluate the proposals and is currently evaluating all potential remedies.
As of March 31, 2022, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the examination. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the Authorities are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its position, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.
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
12. Derivative Financial Instruments
Derivatives Designated As Hedges
Net Investment Hedges
The total notional amount of foreign currency denominated debt and cross-currency swaps designated as net investment hedges are as follows:

	As of March 31, 2022	As of December 31, 2021
	(In € millions)
Total	1,733	1,653
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of March 31, 2022	As of December 31, 2021
	(In $ millions)
Total	691	663

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended March 31,				Statement of Operations Classification
	2022	2021	2022	2021
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	17	11	—	—	Cost of sales
Interest rate swaps	—	33	(2)	—	Interest expense
Total	17	44	(2)	—

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 7)	28	50	—	—	N/A
Cross-currency swaps	2	(6)	—	—	N/A
Total	30	44	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(1)	3	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(1)	3
See Note 13 for additional information regarding the fair value of the Company's derivative instruments.
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
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of March 31, 2022	As of December 31, 2021
	(In $ millions)
Derivative Assets
Gross amount recognized	69	40
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	69	40
Gross amount not offset in the consolidated balance sheets	7	2
Net amount	62	38

	As of March 31, 2022	As of December 31, 2021
	(In $ millions)
Derivative Liabilities
Gross amount recognized	10	5
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	10	5
Gross amount not offset in the consolidated balance sheets	7	2
Net amount	3	3

13. Fair Value Measurements
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of March 31, 2022
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	16	16	Current Other assets
Commodity swaps	—	32	32	Noncurrent Other assets
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	7	7	Current Other assets
Cross-currency swaps	—	11	11	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	3	3	Current Other assets
Total assets	—	69	69
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(7)	(7)	Current Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(10)	(10)

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of December 31, 2021
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	8	8	Current Other assets
Commodity swaps	—	23	23	Noncurrent Other assets
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	2	2	Current Other assets
Cross-currency swaps	—	5	5	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	2	2	Current Other assets
Total assets	—	40	40
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(2)	(2)	Current Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(5)	(5)
Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of March 31, 2022
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	25	25	—	25
Long-term debt, including current installments of long-term debt	3,675	3,401	166	3,567
As of December 31, 2021
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	28	28	—	28
Long-term debt, including current installments of long-term debt	3,722	3,639	173	3,812
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
As of March 31, 2022, and December 31, 2021, the fair values of cash and cash equivalents, receivables, marketable securities, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
14. Commitments and Contingencies
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
The Company has accrued for all probable and reasonably estimable losses associated with all known matters or claims. These known obligations include the following:
•Demerger Obligations
In connection with the Hoechst demerger, the Company agreed to indemnify Hoechst, and its legal successors, for various liabilities under the demerger agreement, including for environmental liabilities associated with contamination arising either from environmental damage in general ("Category A") or under 19 divestiture agreements entered into by Hoechst prior to the demerger ("Category B") (Note 9).
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of March 31, 2022 are $103 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
•Divestiture Obligations
The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to significant risk (Note 9).
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $116 million as of March 31, 2022. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.

Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of March 31, 2022, the Company had unconditional purchase obligations of $3.5 billion, which extend through 2042.
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
15. Segment Information

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended March 31, 2022
Net sales	910	125	1,538	—	(35)	(1)	2,538
Other (charges) gains, net	(1)	—	—	—	—		(1)
Operating profit (loss)	124	4	499	(96)	—		531
Equity in net earnings (loss) of affiliates	49	—	4	3	—		56
Depreciation and amortization	46	11	45	4	—		106
Capital expenditures	30	8	62	14	—		114	(2)
	As of March 31, 2022
Goodwill and intangible assets, net	1,684	154	273	—	—		2,111
Total assets	5,576	1,109	4,504	1,237	—		12,426
	Three Months Ended March 31, 2021
Net sales	645	119	1,056	—	(22)	(1)	1,798
Other (charges) gains, net	7	—	—	(1)	—		6
Operating profit (loss)	130	16	251	(71)	—		326
Equity in net earnings (loss) of affiliates	25	—	2	2	—		29
Depreciation and amortization	35	10	41	4	—		90
Capital expenditures	23	11	33	6	—		73	(2)
	As of December 31, 2021
Goodwill and intangible assets, net	1,714	154	279	—	—		2,147
Total assets	5,363	1,098	4,428	1,086	—		11,975
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes a decrease in accrued capital expenditures of $23 million and $19 million for the three months ended March 31, 2022 and 2021, respectively.

16. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of March 31, 2022, the Company had $797 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $224 million of its remaining performance obligations as Net sales in 2022, $209 million in 2023, $164 million in 2024 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Current and Noncurrent Other liabilities in the unaudited consolidated balance sheets.
The Company does not have any material contract assets as of March 31, 2022.
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

Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended March 31,
	2022	2021
	(In $ millions)
Engineered Materials
North America	289	164
Europe and Africa	377	296
Asia-Pacific	221	164
South America	23	21
Total	910	645

Acetate Tow
North America	25	28
Europe and Africa	59	68
Asia-Pacific	40	22
South America	1	1
Total	125	119

Acetyl Chain
North America	400	281
Europe and Africa	533	310
Asia-Pacific	521	423
South America	49	20
Total(1)	1,503	1,034
______________________________
(1)Excludes intersegment sales of $35 million and $22 million for the three months ended March 31, 2022 and 2021, respectively.
17. Earnings (Loss) Per Share

	Three Months Ended March 31,
	2022	2021
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	502	323
Earnings (loss) from discontinued operations	—	(1)
Net earnings (loss)	502	322

Weighted average shares - basic	108,185,912	113,511,369
Incremental shares attributable to equity awards(1)	731,665	516,776
Weighted average shares - diluted	108,917,577	114,028,145
______________________________
(1)Excludes 61,297 and 29 equity award shares for the three months ended March 31, 2022 and 2021, respectively, as their effect would have been antidilutive.

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
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2021 filed on February 10, 2022 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Reporting on Form 10-K ("2021 Form 10-K") and the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Forward-Looking Statements" below and at the beginning of our 2021 Form 10-K.
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
Risk Factors
See Part I - Item 1A. Risk Factors of our 2021 Form 10-K for a description of certain risk factors that you should consider which could significantly affect our financial results. In addition, the following factors, among others, could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements:
•changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate;
•volatility or changes in the price and availability of raw materials and energy, particularly changes in the demand for, supply of, and market prices of ethylene, methanol, natural gas, wood pulp and fuel oil and the prices for electricity and other energy sources;
•the extent to which resurgences or variants of COVID-19 may adversely impact the economic environment, market demand, our operations, availability and cost of transportation and materials, the labor supply and pace of economic recovery;
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
•the ability to identify desirable potential acquisition targets and to complete and integrate acquisition or investment transactions, including obtaining regulatory approvals, consistent with our strategy;
•market acceptance of our technology;
•compliance and other costs and potential disruption or interruption of production or operations due to accidents, interruptions in sources of raw materials, transportation or logistics disruptions, cybersecurity incidents, terrorism or political unrest, public health crises (including, but not limited to, the COVID-19 pandemic), or other unforeseen events or delays in construction or operation of facilities, including as a result of geopolitical conditions, the occurrence of acts of war (such as the Russia-Ukraine conflict) or terrorist incidents or as a result of weather, natural disasters, or other crises;
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
Many of these factors are macroeconomic in nature and are, therefore, beyond our control. COVID-19 and responses to the pandemic by governments and businesses, have significantly increased financial, economic and cost volatility and uncertainty, exacerbating the risks and potential impact of these factors. Should one or more of these risks or uncertainties materialize, affect us in ways or to an extent that we currently do not expect or consider to be significant, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected, intended, planned or projected. We neither intend nor assume any obligation to update these forward-looking statements, which speak only as of their dates.
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

On February 17, 2022, we signed a definitive agreement to acquire a majority of the Mobility & Materials business of DuPont de Nemours, Inc. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.
Results of Operations
Financial Highlights

	Three Months Ended March 31,
	2022	2021	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	2,538	1,798	740
Gross profit	745	485	260
Selling, general and administrative ("SG&A") expenses	(174)	(137)	(37)
Operating profit (loss)	531	326	205
Equity in net earnings (loss) of affiliates	56	29	27
Non-operating pension and other postretirement employee benefit (expense) income	24	38	(14)
Interest expense	(35)	(25)	(10)
Dividend income - equity investments	37	42	(5)
Earnings (loss) from continuing operations before tax	616	409	207
Earnings (loss) from continuing operations	504	324	180
Earnings (loss) from discontinued operations	—	(1)	1
Net earnings (loss)	504	323	181
Net earnings (loss) attributable to Celanese Corporation	502	322	180
Other Data
Depreciation and amortization	106	90	16
SG&A expenses as a percentage of Net sales	6.9%	7.6%
Operating margin(1)	20.9%	18.1%
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of March 31, 2022	As of December 31, 2021
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	605	536

Short-term borrowings and current installments of long-term debt - third party and affiliates	860	791
Long-term debt, net of unamortized deferred financing costs	3,132	3,176
Total debt	3,992	3,967

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	20	25	(4)	—	41
Acetate Tow	1	4	—	—	5
Acetyl Chain	8	39	(1)	—	46
Total Company	12	32	(2)	(1)	41
Consolidated Results
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Net sales increased $740 million, or 41%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to:
•higher pricing in all of our segments, primarily driven by our Acetyl Chain segment, due to increased customer demand and supply constraints across all regions; and
•higher volume in all of our segments, primarily driven by elastomers in our Engineered Materials segment related to our acquisition of the Santoprene™ thermoplastic vulcanizates elastomers business of Exxon Mobil Corporation ("Santoprene");
partially offset by:
•an unfavorable currency impact resulting from a weaker Euro relative to the U.S. dollar.
Selling, general and administrative expenses increased $37 million, or 27%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to:
•an increase in functional and project spending of $32 million in Other Activities.
Operating profit increased $205 million, or 63%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to:
•higher Net sales across all of our segments;
partially offset by:
•higher raw material and energy costs across all of our segments; and
•higher spending across most of our segments, primarily driven by our Engineered Materials segment as a result of our acquisition of Santoprene, as well as plant operating and administrative expenses.
Equity in net earnings (loss) of affiliates increased $27 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to:
•an increase in equity investment in earnings of $14 million and $7 million from our Ibn Sina and Korea Engineering Plastics Co., Ltd. ("KEPCO") strategic affiliates, respectively, primarily as a result of global economic recovery and stronger demand.
Our effective income tax rate for the three months ended March 31, 2022 was 18% compared to 21% for the same period in 2021. The lower effective income tax rate for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to non-recurring impacts of uncertain tax positions mainly arising from lending terms related to internal treasury operations in the three months ended March 31, 2021. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Segments
Engineered Materials

	Three Months Ended March 31,		Change	% Change
	2022	2021
	(unaudited)
	(In $ millions, except percentages)
Net sales	910	645	265	41.1%
Net Sales Variance
Volume	20%
Price	25%
Currency	(4)%
Other	—%
Operating profit (loss)	124	130	(6)	(4.6)%
Operating margin	13.6%	20.2%
Equity in net earnings (loss) of affiliates	49	25	24	96.0%
Depreciation and amortization	46	35	11	31.4%
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
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Net sales increased for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to:
•higher pricing for all of our products, primarily due to higher raw material costs, higher energy costs and product mix; and
•higher volume, primarily in elastomers related to our acquisition of Santoprene;
partially offset by:
•an unfavorable currency impact resulting from a weaker Euro relative to the U.S. dollar.
Operating profit decreased for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to:
•higher raw material costs for all of our products and increased sourcing costs as a result of higher logistical costs and global shipping constraints;
•higher spending of $39 million, primarily as a result of our acquisition of Santoprene, as well as plant operating and administrative expenses; and
•higher energy costs of $34 million, primarily for steam;

largely offset by:
•higher Net sales.
Equity in net earnings (loss) of affiliates increased for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to:
•an increase in equity investment in earnings of $14 million and $7 million from our Ibn Sina and KEPCO strategic affiliates, respectively, primarily as a result of global economic recovery and stronger demand.
Acetate Tow

	Three Months Ended March 31,		Change	% Change
	2022	2021
	(unaudited)
	(In $ millions, except percentages)
Net sales	125	119	6	5.0%
Net Sales Variance
Volume	1%
Price	4%
Currency	—%
Other	—%
Operating profit (loss)	4	16	(12)	(75.0)%
Operating margin	3.2%	13.4%
Dividend income - equity investments	36	41	(5)	(12.2)%
Depreciation and amortization	11	10	1	10.0%
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
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Net sales were consistent for the three months ended March 31, 2022 compared to the same period in 2021.
Operating profit decreased for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to:
•higher raw material costs of $9 million as a result of supply constraints and tighter market conditions; and
•higher energy costs of $8 million, primarily related to natural gas pricing.

Acetyl Chain

	Three Months Ended March 31,		Change	% Change
	2022	2021
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,538	1,056	482	45.6%
Net Sales Variance
Volume	8%
Price	39%
Currency	(1)%
Other	—%
Operating profit (loss)	499	251	248	98.8%
Operating margin	32.4%	23.8%
Depreciation and amortization	45	41	4	9.8%
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
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Net sales increased for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to:
•higher pricing for most of our products, primarily due to increased customer demand and supply constraints across all regions; and
•higher volume for most of our products driven by increased demand across most regions;
partially offset by:
•an unfavorable currency impact resulting from a weaker Euro relative to the U.S. dollar.
Operating profit increased for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to:
•higher Net sales;
partially offset by:
•higher raw material and sourcing costs, primarily for ethylene, methanol and carbon monoxide due to stronger demand and tighter market conditions, as well as higher distribution costs due to global shipping constraints;

•higher spending of $19 million, primarily as a result of increased plant operating and maintenance expenses; and
•higher energy costs of $10 million, primarily due to price increases for steam and natural gas.
Other Activities

	Three Months Ended March 31,		Change	% Change
	2022	2021
	(unaudited)
	(In $ millions, except percentages)
Operating profit (loss)	(96)	(71)	(25)	(35.2)%
Non-operating pension and other postretirement employee benefit (expense) income	24	38	(14)	(36.8)%
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
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Operating loss increased for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to:
•higher functional and project spending of $32 million.
Non-operating pension and other postretirement employee benefit income decreased for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to:
•lower expected return on plan assets and higher interest cost.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facility. As of March 31, 2022, we have $1.45 billion available for borrowing under our senior unsecured revolving credit facility, if required, in meeting our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $605 million as of March 31, 2022. We are actively managing our business to maintain cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
On February 17, 2022, we signed a definitive agreement to acquire a majority of the Mobility & Materials business of DuPont de Nemours, Inc. (the "M&M Acquisition") for a purchase price of $11.0 billion, subject to certain adjustments, in an all-cash transaction. For further information regarding the acquisition and related financing transactions, see Debt and Other Obligations in this Liquidity and Capital Resources and Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements.
Our incurrence of debt to finance the purchase price for the M&M Acquisition will increase our leverage and will increase, as of the closing of the M&M Acquisition, our ratio of indebtedness to consolidated EBITDA as set forth in our senior unsecured credit facilities. We believe that cash flows from our operations, together with cash generation and cost reduction initiatives, will support our deleveraging efforts over the next few years. In furtherance of these deleveraging efforts, we have paused our share repurchase program, reevaluated and reduced our anticipated 2022 capital expenditures by approximately $50 million and are in the process of evaluating additional cash generation opportunities which may include the opportunistic disposition or monetization of product or business lines or other assets. We are committed to rapid deleveraging and to maintaining our investment grade debt rating.
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
We continue to prioritize those projects expected to drive productivity in the near-term and expect capital expenditures to be approximately $550 million in 2022, primarily due to certain investments in growth opportunities and productivity improvements. In Engineered Materials, our planned expansion of the compounding capacity at our facilities in China is experiencing some delays due to certain permitting issues. Additionally, we brought the ultra-high molecular weight polyethylene ("UHMW-PE") expansion in Bishop, Texas on-line ahead of schedule to grow our global GUR® supply network and support the growing global electric vehicle battery market. In the Acetyl Chain, our planned expansion of (1) the capacity of our vinyl acetate ethylene ("VAE") and emulsions plants in Nanjing, China, (2) the capacity of our vinyl acetate monomer ("VAM") plant in Bay City, Texas and (3) the sustainable production of methanol at our Fairway joint venture in Clear Lake, Texas using captured carbon dioxide as feedstock, are on schedule. Lastly, our planned acetic acid expansion in Clear Lake, Texas and our VAE emulsion plant expansion in Frankfurt, Germany, are still in construction and on schedule. We continue to see the incremental capacity from investments made in recent years strengthen our manufacturing network reliability to best serve our customers.
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
We remain in compliance with the financial covenants under our senior unsecured credit facilities and expect to remain in compliance based on our current expectation of future results of operations. If our actual future results of operations differ materially from these expectations, we may be required to seek an amendment or waiver of such covenants which may increase our borrowing costs under those debt instruments.
Cash Flows
Cash and cash equivalents increased $69 million to $605 million as of March 31, 2022 compared to December 31, 2021. As of March 31, 2022, $522 million of the $605 million of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a prior year charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations.
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $200 million to $316 million for the three months ended March 31, 2022 compared to the same period in 2021. Net cash provided by operating activities for the three months ended March 31, 2022 increased, primarily due to:
•an increase in Net earnings;
•a payment for the European Commission settlement of $100 million, which did not recur in the current year; and
•a decrease in VAT taxes receivable primarily due to the receipt of refunds during the three months ended March 31, 2022;

partially offset by:
•unfavorable trade working capital of $133 million, primarily due to a decrease in trade payables and an increase in trade receivables, partially offset by a decrease in inventory. Payables decreased as a result of the timing of settlement of trade payables and trade receivables increased primarily as a result of the increase in Net sales. Inventory decreased primarily as a result of increased customer demand and tighter market conditions during the three months ended March 31, 2022.
•Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $247 million to $149 million for the three months ended March 31, 2022 compared to net cash provided by investing activities of $98 million for the same period in 2021, primarily due to:
•a decrease in proceeds from the sale of marketable securities of $200 million, which did not recur in the current year; and
•an increase of $45 million in capital expenditures during the three months ended March 31, 2022.
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities decreased $276 million to $95 million for the three months ended March 31, 2022 compared to $371 million for the same period in 2021, primarily due to:
•a decrease in share repurchases of our Common Stock of $250 million during the three months ended March 31, 2022; and
•an increase in net borrowings on short-term debt of $72 million, primarily as a result of higher borrowings under our revolving credit facility;
partially offset by:
•a payment of $44 million during the three months ended March 31, 2022 for fees related to a bridge facility commitment letter with Bank of America, N.A. ("Bank of America") pursuant to which Bank of America has committed to provide, subject to the terms and conditions set therein, a 364-day $11.0 billion senior unsecured bridge term loan facility (the "Bridge Facility").
Debt and Other Obligations
On March 18, 2022, we entered into a term loan credit agreement (the "Term Loan Credit Agreement"), pursuant to which lenders have committed to provide a tranche of delayed-draw term loans due 364 days from issuance in an amount equal to $500 million and a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion (the "Term Loan Facility"), which reduced the commitments under the Bridge Facility by corresponding amounts. The Term Loan Facility, subject to the terms and conditions set forth in the Term Loan Credit Agreement, together with the Bridge Facility (or, if applicable, any replacement debt financing obtained in the form of additional term loans and/or the issuance of notes in a public offering or private placement), will be available to finance the M&M Acquisition, and to pay fees and expenses related thereto. The Term Loan Credit Agreement is guaranteed by Celanese and domestic subsidiaries representing substantially all of our U.S. assets and business operations.
On March 18, 2022, we entered into a new revolving credit agreement (the "New Revolving Credit Agreement" and, together with the Term Loan Credit Agreement the "Credit Agreements") consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2027. The proceeds of a $365 million borrowing under the new senior unsecured revolving credit facility were used to repay and terminate our existing revolving credit facility.
As described above, the entry into the Term Loan Credit Agreement reduced availability under the Bridge Facility by $1.5 billion, resulting in $9.5 billion in bridge facility commitments remaining as of March 31, 2022. We currently intend to issue new senior unsecured notes in lieu of borrowing under the remaining Bridge Facility commitments.
There have been no material changes to our debt or other obligations described in our 2021 Form 10-K other than those disclosed above and in Note 7 - Debt in the accompanying unaudited interim consolidated financial statements.

Accounts Receivable Purchasing Facility
In June 2021, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $262 million and $1.1 billion of accounts receivable under this agreement for the three months ended March 31, 2022 and twelve months ended December 31, 2021, respectively, and collected $262 million and $1.1 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $103 million were pledged by the SPE as collateral to the Purchasers as of March 31, 2022.
Factoring and Discounting Agreements
We have factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. We de-recognized $69 million and $230 million of accounts receivable under these factoring agreements for the three months ended March 31, 2022 and twelve months ended December 31, 2021, respectively, and collected $100 million and $185 million of accounts receivable sold under these factoring agreements during the same periods.
In March 2021, we entered into an agreement in Singapore with a financial institution to discount, on a non-recourse basis, documentary credits or other documents recorded as accounts receivable. We de-recognized $13 million and $70 million of accounts receivable under this agreement for the three months ended March 31, 2022 and twelve months ended December 31, 2021, respectively.
See Note 7 - Debt in the accompanying unaudited interim consolidated financial statements for further information.
Guarantor Financial Information
We have outstanding senior unsecured notes, issued in public offerings registered under the Securities Act of 1933, as amended (collectively, the "Senior Notes"). The Senior Notes were issued by Celanese U.S. ("Issuer") and are guaranteed by Celanese Corporation ("Parent Guarantor") and the Subsidiary Guarantors (collectively the "Obligor Group"). See Note 7 - Debt in the accompanying unaudited interim consolidated financial statements for further information. The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Subsidiary Guarantors are listed in Exhibit 22.1 to this Quarterly Report.
The Parent Guarantor and the Subsidiary Guarantors have guaranteed the Senior Notes on a full and unconditional, joint and several, senior unsecured basis. The guarantees are subject to certain customary release provisions, including that a Subsidiary Guarantor will be released from its respective guarantee in specified circumstances, including (i) the sale or transfer of all of its assets or capital stock; (ii) its merger or consolidation with, or transfer of all or substantially all of its assets to, another person; or (iii) its ceasing to be a majority-owned subsidiary of the Issuer in connection with any sale of its capital stock or other transaction. Additionally, a Subsidiary Guarantor will be released from its guarantee of the Senior Notes at such time that it ceases to guarantee the Issuer's obligations under the Credit Agreements (subject to the satisfaction of customary document delivery requirements). The obligations of the Subsidiary Guarantors under their guarantees are limited as necessary to prevent such guarantees from constituting a fraudulent conveyance or fraudulent transfer under applicable law.
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

Three Months Ended March 31, 2022
(In $ millions)
(unaudited)
Net sales to third parties	481
Net sales to non-guarantor subsidiaries	227
Total net sales	708
Gross profit	97
Earnings (loss) from continuing operations	(105)
Net earnings (loss)	(105)
Net earnings (loss) attributable to the Obligor Group	(105)

	As of March 31, 2022	As of December 31, 2021
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	468	624
Other current assets	1,231	1,236
Total current assets	1,699	1,860
Goodwill	578	578
Other noncurrent assets	4,043	3,963
Total noncurrent assets	4,621	4,541
Current liabilities due to non-guarantor subsidiaries	2,598	2,493
Current liabilities due to affiliates	38	64
Other current liabilities	1,358	1,347
Total current liabilities	3,994	3,904
Noncurrent liabilities due to non-guarantor subsidiaries	2,337	2,348
Other noncurrent liabilities	3,591	3,610
Total noncurrent liabilities	5,928	5,958
Share Capital
We declared a quarterly cash dividend of $0.68 per share on our Common Stock on April 19, 2022, amounting to $74 million.
There have been no material changes to our share capital described in our 2021 Form 10-K other than those disclosed above and in Note 10 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements.
Contractual Obligations
We have not entered into any material off-balance sheet arrangements.
Except as otherwise described in this report, there have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2021 Form 10-K.
Business Environment
We continue to experience significant cost inflation, inflationary pressure and supply disruptions related to the sourcing of raw materials, energy, logistics and labor in 2022. While we do not have material net sales or operations in Russia or Ukraine, it is possible that the conflict or actions taken in response, could adversely affect some of our markets and suppliers, economic and financial markets, costs and availability of energy and materials, or cause further supply chain disruptions. We continue to closely monitor the impact of, and responses to, COVID-19 variants, including government imposed lockdowns, on demand conditions and the supply chain. Average prices of energy feedstocks, particularly natural gas, which are a significant input and source of energy for our manufacturing operations, have continued to increase in the Western Hemisphere and particularly in Europe. We also experienced, and continue to experience, cost pressure on raw material inputs. We have continued pricing actions intended to offset these inflationary headwinds. Moderation of acetyls pricing in China is expected to continue trending to more normalized levels as the year progresses. We expect that sourcing cost and inflationary pressures will continue to be significant across the business throughout the year.
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
We describe our significant accounting policies in Note 2 - Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in our 2021 Form 10-K. We discuss our critical accounting policies and estimates in MD&A in our 2021 Form 10-K.
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements in the accompanying unaudited interim consolidated financial statements included in this Quarterly Report for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk for the Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2021 Form 10-K. See also Note 12 - Derivative Financial Instruments in the accompanying unaudited interim consolidated financial statements for further discussion of our market risk management and the related impact on the Company's financial position and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2022, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust and competition, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of current and legacy stockholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 9 - Environmental and Note 14 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2021 Form 10-K other than those disclosed in Note 9 - Environmental and Note 14 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements. See Part I - Item 1A. Risk Factors of our 2021 Form 10-K for certain risk factors relating to these legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A of our 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our Common Stock during the three months ended March 31, 2022 are as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares Remaining that may be Purchased Under the Program(2)
	(unaudited)
January 1 - 31, 2022	—	$—	—	$1,063,000,000
February 1 - 28, 2022	—	$—	—	$1,063,000,000
March 1 - 31, 2022	—	$—	—	$1,063,000,000
Total	—		—
______________________________
(1)May include shares withheld from employees to cover their withholding requirements for personal income taxes related to the vesting of restricted stock.
(2)As of March 31, 2022, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008.
See Note 10 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits(1)

Exhibit Number
Description

2.1
Transaction Agreement, dated as of February 17, 2022, by and among DuPont De Nemours, Inc., DuPont E&I Holding, Inc. and Celanese Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on February 18, 2022).

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

10.1
Commitment Letter, dated as of February 17, 2022, by and among Celanese Corporation, Bank of America, N.A. and BofA Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 18, 2022).

10.2†
Credit Agreement, dated as of March 18, 2022, by and among Celanese Corporation, Celanese US Holdings LLC, Celanese Europe B.V., certain subsidiaries of Celanese US Holdings LLC from time to time party thereto as borrowers, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, a Swing Line Lender and an L/C Issuer and other Swing Line Lenders and L/C Issuers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.3†
Term Loan Credit Agreement, dated as of March 18, 2022, by and among Celanese Corporation, Celanese US Holdings LLC, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, a Swing Line Lender and an L/C Issuer and other Swing Line Lenders and L/C Issuers party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2022).

10.4*‡	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement.

10.5*‡	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement for Chief Executive Officer.

10.6*‡	Form of 2022 Time-Based Restricted Stock Unit Award Agreement.

10.7*‡	Form of 2022 Time-Based Restricted Stock Unit Award Agreement for Chief Executive Officer.

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL.
*    Filed herewith.
‡    Indicates a management contract or compensatory plan or arrangement.
†    The Company has omitted certain schedules and similar attachments to such agreements pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of such omitted documents to the SEC upon request.
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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Lori J. Ryerkerk
Chairman of the Board of Directors,
Chief Executive Officer and President

	Date:	April 29, 2022

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
Executive Vice President and
Chief Financial Officer

	Date:	April 29, 2022