Form 10-Q
period 2022-06-30
Celanese Corp
filed 2022-07-29
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2022
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

(972) 443-4000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	CE	The New York Stock Exchange
1.125% Senior Notes due 2023	CE /23	The New York Stock Exchange
1.250% Senior Notes due 2025	CE /25	The New York Stock Exchange
4.777% Senior Notes due 2026	CE /26A	The New York Stock Exchange
2.125% Senior Notes due 2027	CE /27	The New York Stock Exchange
0.625% Senior Notes due 2028	CE /28	The New York Stock Exchange
5.337% Senior Notes due 2029	CE /29A	The New York Stock Exchange
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
Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of July 22, 2022 was 108,348,653.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended June 30, 2022

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In $ millions, except share and per share data)
Net sales	2,486	2,198	5,024	3,996
Cost of sales	(1,781)	(1,437)	(3,574)	(2,750)
Gross profit	705	761	1,450	1,246
Selling, general and administrative expenses	(197)	(161)	(371)	(298)
Amortization of intangible assets	(11)	(5)	(22)	(11)
Research and development expenses	(26)	(22)	(50)	(42)
Other (charges) gains, net	1	(3)	—	3
Foreign exchange gain (loss), net	(1)	(3)	(2)	—
Gain (loss) on disposition of businesses and assets, net	12	—	9	(5)
Operating profit (loss)	483	567	1,014	893
Equity in net earnings (loss) of affiliates	60	37	116	66
Non-operating pension and other postretirement employee benefit (expense) income	25	38	49	76
Interest expense	(48)	(24)	(83)	(49)
Interest income	1	4	2	5
Dividend income - equity investments	36	37	73	79
Other income (expense), net	(3)	1	(1)	(1)
Earnings (loss) from continuing operations before tax	554	660	1,170	1,069
Income tax (provision) benefit	(112)	(116)	(224)	(201)
Earnings (loss) from continuing operations	442	544	946	868
Earnings (loss) from operation of discontinued operations	(8)	(6)	(8)	(7)
Income tax (provision) benefit from discontinued operations	2	2	2	2
Earnings (loss) from discontinued operations	(6)	(4)	(6)	(5)
Net earnings (loss)	436	540	940	863
Net (earnings) loss attributable to noncontrolling interests	(2)	(2)	(4)	(3)
Net earnings (loss) attributable to Celanese Corporation	434	538	936	860
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	440	542	942	865
Earnings (loss) from discontinued operations	(6)	(4)	(6)	(5)
Net earnings (loss)	434	538	936	860
Earnings (loss) per common share - basic
Continuing operations	4.06	4.83	8.70	7.66
Discontinued operations	(0.06)	(0.04)	(0.06)	(0.04)
Net earnings (loss) - basic	4.00	4.79	8.64	7.62
Earnings (loss) per common share - diluted
Continuing operations	4.03	4.81	8.63	7.62
Discontinued operations	(0.05)	(0.04)	(0.06)	(0.04)
Net earnings (loss) - diluted	3.98	4.77	8.57	7.58
Weighted average shares - basic	108,392,155	112,294,274	108,289,603	112,899,459
Weighted average shares - diluted	109,123,349	112,758,639	109,158,055	113,470,581

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In $ millions)
Net earnings (loss)	436	540	940	863
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(131)	7	(152)	3
Gain (loss) on cash flow hedges	26	(3)	41	31
Pension and postretirement benefits	—	—	2	(4)
Total other comprehensive income (loss), net of tax	(105)	4	(109)	30
Total comprehensive income (loss), net of tax	331	544	831	893
Comprehensive (income) loss attributable to noncontrolling interests	(2)	(2)	(4)	(3)
Comprehensive income (loss) attributable to Celanese Corporation	329	542	827	890

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2022	As of December 31, 2021
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	783	536
Trade receivables - third party and affiliates	1,317	1,161
Non-trade receivables, net	510	506
Inventories	1,713	1,524
Marketable securities	7	10
Other assets	129	70
Total current assets	4,459	3,807
Investments in affiliates	935	823
Property, plant and equipment (net of accumulated depreciation - 2022: $3,497; 2021: $3,484)	4,158	4,193
Operating lease right-of-use assets	264	236
Deferred income taxes	232	248
Other assets	642	521
Goodwill	1,348	1,412
Intangible assets, net	675	735
Total assets	12,713	11,975
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	809	791
Trade payables - third party and affiliates	1,250	1,160
Other liabilities	419	473
Income taxes payable	117	81
Total current liabilities	2,595	2,505
Long-term debt, net of unamortized deferred financing costs	3,022	3,176
Deferred income taxes	589	555
Uncertain tax positions	285	280
Benefit obligations	514	558
Operating lease liabilities	220	200
Other liabilities	263	164
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2022 and 2021: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2022: 170,050,081 issued and 108,346,035 outstanding; 2021: 169,760,024 issued and 108,023,735 outstanding)	—	—
Treasury stock, at cost (2022: 61,704,046 shares; 2021: 61,736,289 shares)	(5,492)	(5,492)
Additional paid-in capital	344	333
Retained earnings	10,466	9,677
Accumulated other comprehensive income (loss), net	(438)	(329)
Total Celanese Corporation stockholders' equity	4,880	4,189
Noncontrolling interests	345	348
Total equity	5,225	4,537
Total liabilities and equity	12,713	11,975

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended June 30,
	2022		2021
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	108,307,341	—	112,632,584	—
Purchases of treasury stock	—	—	(1,562,578)	—
Stock awards	38,694	—	45,436	—
Balance as of the end of the period	108,346,035	—	111,115,442	—
Treasury Stock
Balance as of the beginning of the period	61,736,289	(5,492)	57,066,485	(4,744)
Purchases of treasury stock, including related fees	—	—	1,562,578	(250)
Issuance of treasury stock under stock plans	(32,243)	—	(27,186)	1
Balance as of the end of the period	61,704,046	(5,492)	58,601,877	(4,993)
Additional Paid-In Capital
Balance as of the beginning of the period		326		253
Stock-based compensation, net of tax		18		39
Balance as of the end of the period		344		292
Retained Earnings
Balance as of the beginning of the period		10,106		8,335
Net earnings (loss) attributable to Celanese Corporation		434		538
Common stock dividends		(74)		(76)
Balance as of the end of the period		10,466		8,797
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(333)		(302)
Other comprehensive income (loss), net of tax		(105)		4
Balance as of the end of the period		(438)		(298)
Total Celanese Corporation stockholders' equity		4,880		3,798
Noncontrolling Interests
Balance as of the beginning of the period		346		365
Net earnings (loss) attributable to noncontrolling interests		2		2
Distributions to noncontrolling interests		(3)		(8)
Balance as of the end of the period		345		359
Total equity		5,225		4,157

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended June 30,
	2022		2021
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	108,023,735	—	114,168,464	—
Purchases of treasury stock	—	—	(3,394,548)	—
Stock awards	322,300	—	341,526	—
Balance as of the end of the period	108,346,035	—	111,115,442	—
Treasury Stock
Balance as of the beginning of the period	61,736,289	(5,492)	55,234,515	(4,494)
Purchases of treasury stock, including related fees	—	—	3,394,548	(500)
Issuance of treasury stock under stock plans	(32,243)	—	(27,186)	1
Balance as of the end of the period	61,704,046	(5,492)	58,601,877	(4,993)
Additional Paid-In Capital
Balance as of the beginning of the period		333		257
Stock-based compensation, net of tax		11		35
Balance as of the end of the period		344		292
Retained Earnings
Balance as of the beginning of the period		9,677		8,091
Net earnings (loss) attributable to Celanese Corporation		936		860
Common stock dividends		(147)		(154)
Balance as of the end of the period		10,466		8,797
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(329)		(328)
Other comprehensive income (loss), net of tax		(109)		30
Balance as of the end of the period		(438)		(298)
Total Celanese Corporation stockholders' equity		4,880		3,798
Noncontrolling Interests
Balance as of the beginning of the period		348		369
Net earnings (loss) attributable to noncontrolling interests		4		3
Distributions to noncontrolling interests		(7)		(13)
Balance as of the end of the period		345		359
Total equity		5,225		4,157

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
	(In $ millions)
Operating Activities
Net earnings (loss)	940	863
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	—	2
Depreciation, amortization and accretion	213	184
Pension and postretirement net periodic benefit cost	(42)	(68)
Pension and postretirement contributions	(23)	(24)
Deferred income taxes, net	15	10
(Gain) loss on disposition of businesses and assets, net	(8)	6
Stock-based compensation	31	54
Undistributed earnings in unconsolidated affiliates	(10)	(13)
Other, net	5	7
Operating cash provided by (used in) discontinued operations	(19)	3
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(216)	(437)
Inventories	(251)	(150)
Other assets	22	(143)
Trade payables - third party and affiliates	169	242
Other liabilities	(15)	7
Net cash provided by (used in) operating activities	811	543
Investing Activities
Capital expenditures on property, plant and equipment	(261)	(202)
Acquisitions, net of cash acquired	(14)	—
Proceeds from sale of businesses and assets, net	16	1
Proceeds from sale of marketable securities	—	500
Other, net	(26)	(24)
Net cash provided by (used in) investing activities	(285)	275
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	19	412
Repayments of short-term borrowings	—	(6)
Repayments of long-term debt	(14)	(415)
Purchases of treasury stock, including related fees	(17)	(517)
Common stock dividends	(147)	(154)
Distributions to noncontrolling interests	(7)	(13)
Issuance cost of bridge facility	(63)	—
Other, net	(25)	(22)
Net cash provided by (used in) financing activities	(254)	(715)
Exchange rate effects on cash and cash equivalents	(25)	(4)
Net increase (decrease) in cash and cash equivalents	247	99
Cash and cash equivalents as of beginning of period	536	955
Cash and cash equivalents as of end of period	783	1,054

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and six months ended June 30, 2022 and 2021 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire year.
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
3. Acquisitions, Dispositions and Plant Closures
Acquisitions
In December 2021, the Company acquired the Santoprene™ thermoplastic vulcanizates ("TPV") elastomers business of Exxon Mobil Corporation ("Santoprene") for a purchase price of $1.15 billion in an all-cash transaction. The Company acquired the Santoprene™, Dytron™ and Geolast™ trademarks and product portfolios, customer and supplier contracts and agreements, both production facilities producing TPV, the TPV intellectual property portfolio with associated technical and R&D assets and employees of the TPV elastomer business. The acquisition of Santoprene substantially strengthens our existing elastomers portfolio, allowing the Company to bring a wider range of functionalized solutions into targeted growth areas including future mobility, medical and sustainability. The acquisition was accounted for as a business combination and the acquired operations are included in the Engineered Materials segment. The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation was based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The Company is in the ongoing process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, including personal and real property, lease obligations, deferred taxes and intangible assets. The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill. During the measurement period, there were no adjustments that materially impacted the Company's goodwill initially recorded.
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
On March 18, 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a term loan credit agreement (the "Term Loan Credit Agreement"), pursuant to which lenders have committed to provide a tranche of delayed-draw term loans due 364 days from issuance in an amount equal to $500 million and a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion (the "Term Loan Facility"), which reduced the commitments under the Bridge Facility by a corresponding amount. The Term Loan Facility, subject to the terms and conditions set forth in the Term Loan Credit Agreement, together with the Acquisition Notes (as defined and described below), additional debt financing and the Bridge Facility, will be available to finance the M&M Acquisition, and to pay fees and expenses related thereto. The Term Loan Credit Agreement is guaranteed by Celanese and domestic subsidiaries representing substantially all of the Company's U.S. assets and business operations (the "Subsidiary Guarantors").
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

The Term Loan Credit Agreement contains certain covenants described in Note 7.
As described above, the entry into the Term Loan Credit Agreement reduced availability under the Bridge Facility by $1.5 billion, resulting in $9.5 billion in Bridge Facility commitments remaining as of June 30, 2022. The Company completed offerings of USD- and Euro-denominated notes on July 14, 2022 and July 19, 2022, respectively, reducing the availability of remaining Bridge Facility commitments to $552 million. See Note 18 for further information.
During the six months ended June 30, 2022, the Company paid $63 million in fees related to the Bridge Facility commitment, $23 million and $37 million of which were amortized to interest expense in the three and six months ended June 30, 2022, respectively, and $26 million of which were recorded as a deferred asset as of June 30, 2022 and will be amortized to interest expense.
Korea Engineering Plastics Co. Restructuring
On April 1, 2022, the Company completed the restructuring of Korea Engineering Plastics Co. ("KEPCO"), a joint venture owned 50% by the Company and 50% by Mitsubishi Gas Chemical Company, Inc. KEPCO was first formed in 1987 to manufacture and market polyoxymethylene ("POM") in Asia, with a particular focus on serving domestic demand in South Korea. KEPCO will now focus solely on manufacturing and supplying high quality products to its stockholders, who will independently market them globally. As part of the restructuring of KEPCO, the Company paid KEPCO $5 million and will pay 5 equal annual installments of €24 million on October 1 of each year beginning in 2022. This resulted in an increase to the Company's investment in KEPCO of $134 million. The Company's joint venture partner will be making similar payments to KEPCO. The restructuring did not result in a change in ownership percentage of KEPCO, nor a change in control, and will continue to be accounted for as an equity method investment.
4. Inventories

	As of June 30, 2022	As of December 31, 2021
	(In $ millions)
Finished goods	1,122	1,014
Work-in-process	85	75
Raw materials and supplies	506	435
Total	1,713	1,524
5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetate Tow	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2021	1,030	149	233	1,412
Acquisitions (Note 3)	2	—	—	2	(1)
Exchange rate changes	(46)	(2)	(18)	(66)
As of June 30, 2022(2)	986	147	215	1,348
______________________________
(1)Represents goodwill related to the acquisition of Santoprene.
(2)There were no accumulated impairment losses as of June 30, 2022.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2021	45	996	45	55	1,141
Exchange rate changes	(2)	(57)	(1)	—	(60)
As of June 30, 2022	43	939	44	55	1,081
Accumulated Amortization
As of December 31, 2021	(41)	(543)	(42)	(39)	(665)
Amortization	(2)	(19)	(1)	—	(22)
Exchange rate changes	3	32	1	—	36
As of June 30, 2022	(40)	(530)	(42)	(39)	(651)
Net book value	3	409	2	16	430
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2021	259
Exchange rate changes	(14)
As of June 30, 2022	245
During the six months ended June 30, 2022, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2023	40
2024	39
2025	39
2026	39
2027	39

6. Current Other Liabilities

	As of June 30, 2022	As of December 31, 2021
	(In $ millions)
Benefit obligations (Note 8)	26	26
Customer rebates	53	96
Derivatives (Note 12)	5	5
Interest	26	30
Legal (Note 14)	15	33
Operating leases	44	37
Restructuring	1	7
Salaries and benefits	113	135
Sales and use tax/foreign withholding tax payable	33	27
Other	103	77
Total	419	473
7. Debt

	As of June 30, 2022	As of December 31, 2021
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	525	527
Short-term borrowings, including amounts due to affiliates(1)	39	64
Revolving credit facility(2)	245	200
Total	809	791
______________________________
(1)The weighted average interest rate was 0.2% and 0.2% as of June 30, 2022 and December 31, 2021, respectively.
(2)The weighted average interest rate was 3.0% and 1.4% as of June 30, 2022 and December 31, 2021, respectively.

	As of June 30, 2022	As of December 31, 2021
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	467	509
Senior unsecured notes due 2024, interest rate of 3.500%	499	499
Senior unsecured notes due 2025, interest rate of 1.250%	311	339
Senior unsecured notes due 2026, interest rate of 1.400%	400	400
Senior unsecured notes due 2027, interest rate of 2.125%	517	564
Senior unsecured notes due 2028, interest rate of 0.625%	519	566
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	164	166
Bank loans due at various dates through 2026(1)	5	6
Obligations under finance leases due at various dates through 2054	180	173
Subtotal	3,562	3,722
Unamortized debt issuance costs(2)	(15)	(19)
Current installments of long-term debt	(525)	(527)
Total	3,022	3,176
______________________________
(1)The weighted average interest rate was 1.3% and 1.3% as of June 30, 2022 and December 31, 2021, respectively.
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

The Company's debt balances and amounts available for borrowing under its new senior unsecured revolving credit facility are as follows:

As of June 30, 2022
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	245
Available for borrowing(2)	1,505
______________________________
(1)The Company borrowed $365 million under its new senior unsecured revolving credit facility to repay and terminate its previous unsecured revolving credit facility and repaid $120 million under its new senior unsecured revolving credit facility during the six months ended June 30, 2022. The Company borrowed $165 million and repaid $365 million under its previous unsecured revolving credit facility during the three months ended March 31, 2022.
(2)The margin for borrowings under the senior unsecured revolving credit facility was 1.00% to 2.00% above certain interbank rates at current Company credit ratings.
Senior Notes
The Company has outstanding senior unsecured notes, issued in public offerings registered under the Securities Act of 1933 ("Securities Act"), as amended (collectively, the "Senior Notes"). The Senior Notes were issued by Celanese U.S. and are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors. Celanese U.S. may redeem some or all of each of the Senior Notes, prior to their respective maturity dates, at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the applicable indenture, plus accrued and unpaid interest, if any, to the redemption date. The Company completed offerings of USD- and Euro-denominated notes on July 14, 2022 and July 19, 2022, respectively, reducing the availability of remaining Bridge Facility commitments (Note 3) to $552 million. See Note 18 for further information.
Accounts Receivable Purchasing Facility
In June 2021, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 18, 2024. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries in the event of bankruptcy. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's unaudited consolidated balance sheet. The Company de-recognized $536 million and $1.1 billion of accounts receivable under this agreement for the six months ended June 30, 2022 and twelve months ended December 31, 2021, respectively, and collected $536 million and $1.1 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $139 million were pledged by the SPE as collateral to the Purchasers as of June 30, 2022.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $139 million and $230 million of accounts receivable under these factoring agreements for the six months ended June 30, 2022 and twelve months ended December 31, 2021, respectively, and collected $163 million and $185 million of accounts receivable sold under these factoring agreements during the same periods.

In March 2021, the Company entered into an agreement in Singapore with a financial institution to discount, on a non-recourse basis, documentary credits or other documents recorded as accounts receivable. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $32 million and $70 million of accounts receivable under this agreement for the six months ended June 30, 2022 and twelve months ended December 31, 2021, respectively.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios (subject to adjustment following the M&M Acquisition and certain other qualifying acquisitions, as set forth in the Credit Agreements), events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of June 30, 2022.
8. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	4	—	3	1	7	—	7	1
Interest cost	16	1	14	—	33	1	27	—
Expected return on plan assets	(42)	—	(52)	—	(83)	—	(103)	—
Total	(22)	1	(35)	1	(43)	1	(69)	1
Benefit obligation funding is as follows:

	As of June 30, 2022	Total Expected 2022
	(In $ millions)
Cash contributions to defined benefit pension plans	12	24
Benefit payments to nonqualified pension plans	10	19
Benefit payments to other postretirement benefit plans	1	4
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefit plan balances recognized in the unaudited consolidated balance sheets consist of:

	As of June 30, 2022		As of December 31, 2021
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Noncurrent Other assets	266	—	221	—
Current Other liabilities	(22)	(4)	(22)	(4)
Benefit obligations	(462)	(47)	(504)	(47)
Net amount recognized	(218)	(51)	(305)	(51)

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
The components of environmental remediation liabilities are as follows:

	As of June 30, 2022	As of December 31, 2021
	(In $ millions)
Demerger obligations (Note 14)	22	24
Divestiture obligations (Note 14)	15	14
Active sites	12	8
U.S. Superfund sites	11	12
Other environmental remediation liabilities	2	2
Total	62	60
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
Other Environmental Matters
In April 2022, a methanol leak on a pipeline to our Bishop, Texas facility was discovered. The release has been contained, the leak has been repaired and the pipeline has resumed operation. The Company promptly disclosed the incident to state and federal authorities, including the Texas Commission on Environmental Quality and the EPA, and are cooperating in ongoing remediation activities. While the Company has not received a notice of violation nor been assessed any fines or penalties to date, the Company recorded a reserve in Other current liabilities based on anticipated clean-up costs and possible penalties to state or federal authorities. The Company does not believe that resolution of this matter will have a material impact on our financial condition or results of operations.
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
The Company declared a quarterly cash dividend of $0.68 per share on its Common Stock on July 13, 2022, amounting to $74 million. The cash dividend will be paid on August 8, 2022 to holders of record as of July 25, 2022.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

	Six Months Ended June 30,		Total From February 2008 Through June 30, 2022
	2022	2021
Shares repurchased	—	3,394,548	69,324,429
Average purchase price per share	$—	$147.30	$83.71
Shares repurchased (in $ millions)	$—	$500	$5,803
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)	$—	$—	$6,866
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.
Other Comprehensive Income (Loss), Net

	Three Months Ended June 30,
	2022			2021
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(107)	(24)	(131)	6	1	7
Gain (loss) on cash flow hedges	33	(7)	26	(4)	1	(3)
Total	(74)	(31)	(105)	2	2	4

	Six Months Ended June 30,
	2022			2021
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(122)	(30)	(152)	9	(6)	3
Gain (loss) on cash flow hedges	52	(11)	41	40	(9)	31
Pension and postretirement benefits gain (loss)	2	—	2	(4)	—	(4)
Total	(68)	(41)	(109)	45	(15)	30
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges (Note 12)	Pension and Postretirement Benefits Gain (Loss) (Note 8)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2021	(271)	(43)	(15)	(329)
Other comprehensive income (loss) before reclassifications	(122)	59	2	(61)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7)	—	(7)
Income tax (provision) benefit	(30)	(11)	—	(41)
As of June 30, 2022	(423)	(2)	(13)	(438)

11. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In percentages)
Effective income tax rate	20	18	19	19
The effective income tax rate for the three months ended June 30, 2022, was higher compared to the same period in 2021, primarily due to increased earnings in high tax jurisdictions. The effective income tax rate for the six months ended June 30, 2022, was comparable to the same period in 2021 due to $28 million of non-recurring impacts of uncertain tax positions mainly arising from lending terms related to internal treasury operations in the three months ended March 31, 2021, offset by increased earnings in high tax jurisdictions in the three months ended June 30, 2021.
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various final and proposed regulatory packages supplementing the TCJA provisions since 2018, which the Company does not expect to have a material impact on current or future income tax expense.
In December 2021, the U.S. Treasury and the IRS released final regulations addressing various aspects of the foreign tax credit regime. The regulation was published in the federal register on January 4, 2022, and became effective in the six months ended June 30, 2022. The final regulations included guidance with respect to the definition of foreign income taxes, the eligibility of foreign taxes for the foreign tax credit, and the allocation and apportionment of interest expense. The impact of the retroactive effect of the interest expense apportionment rules for the 2020 and 2021 tax years was not material to the Company's results of operations.
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
The Company's tax returns are under audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities").
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
As of June 30, 2022, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the examination. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the Authorities are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its position, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.
In addition, the Company's Mexico tax returns are under audit for the years 2018 and 2019. On January 14, 2022, the Mexico tax authorities issued preliminary findings for disallowance of operating expenses on several of the applicable tax returns. The Company has analyzed the preliminary findings and does not expect any material impact to income tax expense.

12. Derivative Financial Instruments
Derivatives Designated As Hedges
Net Investment Hedges
The total notional amount of foreign currency denominated debt and cross-currency swaps designated as net investment hedges are as follows:

	As of June 30, 2022	As of December 31, 2021
	(In € millions)
Total	1,853	1,653
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of June 30, 2022	As of December 31, 2021
	(In $ millions)
Total	570	663
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended June 30,				Statement of Operations Classification
	2022	2021	2022	2021
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	42	12	11	—	Cost of sales
Interest rate swaps	—	(16)	(2)	—	Interest expense
Total	42	(4)	9	—

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 7)	93	(15)	—	—	N/A
Cross-currency swaps	25	17	—	—	N/A
Total	118	2	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(3)	(7)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(3)	(7)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Six Months Ended June 30,				Statement of Operations Classification
	2022	2021	2022	2021
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	59	23	11	—	Cost of sales
Interest rate swaps	—	17	(4)	—	Interest expense
Total	59	40	7	—

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 7)	121	35	—	—	N/A
Cross-currency swaps	27	11	—	—	N/A
Total	148	46	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(4)	(4)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(4)	(4)
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
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of June 30, 2022	As of December 31, 2021
	(In $ millions)
Derivative Assets
Gross amount recognized	117	40
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	117	40
Gross amount not offset in the consolidated balance sheets	3	2
Net amount	114	38

	As of June 30, 2022	As of December 31, 2021
	(In $ millions)
Derivative Liabilities
Gross amount recognized	5	5
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	5	5
Gross amount not offset in the consolidated balance sheets	3	2
Net amount	2	3

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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of June 30, 2022
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	19	19	Current Other assets
Commodity swaps	—	59	59	Noncurrent Other assets
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	3	3	Current Other assets
Cross-currency swaps	—	33	33	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	3	3	Current Other assets
Total assets	—	117	117
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(3)	(3)	Current Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(2)	(2)	Current Other liabilities
Total liabilities	—	(5)	(5)

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of December 31, 2021
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	8	8	Current Other assets
Commodity swaps	—	23	23	Noncurrent Other assets
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	2	2	Current Other assets
Cross-currency swaps	—	5	5	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	2	2	Current Other assets
Total assets	—	40	40
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(2)	(2)	Current Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(5)	(5)
Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of June 30, 2022
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	25	25	—	25
Long-term debt, including current installments of long-term debt	3,562	3,129	180	3,309
As of December 31, 2021
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	28	28	—	28
Long-term debt, including current installments of long-term debt	3,722	3,639	173	3,812
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
As of June 30, 2022, and December 31, 2021, the fair values of cash and cash equivalents, receivables, marketable securities, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of June 30, 2022 are $104 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $125 million as of June 30, 2022. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.

Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of June 30, 2022, the Company had unconditional purchase obligations of $3.5 billion, which extend through 2042.
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
15. Segment Information

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended June 30, 2022
Net sales	948	119	1,456	—	(37)	(1)	2,486
Other (charges) gains, net	1	—	—	—	—		1
Operating profit (loss)	166	(1)	429	(111)	—		483
Equity in net earnings (loss) of affiliates	53	—	3	4	—		60
Depreciation and amortization	45	10	42	6	—		103
Capital expenditures	35	9	78	10	—		132	(2)
	Three Months Ended June 30, 2021
Net sales	682	138	1,409	—	(31)	(1)	2,198
Other (charges) gains, net	(1)	—	—	(2)	—		(3)
Operating profit (loss)	123	24	516	(96)	—		567
Equity in net earnings (loss) of affiliates	32	—	2	3	—		37
Depreciation and amortization	35	9	43	4	—		91
Capital expenditures	33	10	65	5	—		113	(2)
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes an increase in accrued capital expenditures of $8 million and $3 million for the three months ended June 30, 2022 and 2021, respectively.

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Six Months Ended June 30, 2022
Net sales	1,858	244	2,994	—	(72)	(1)	5,024
Other (charges) gains, net	—	—	—	—	—		—
Operating profit (loss)	290	3	928	(207)	—		1,014
Equity in net earnings (loss) of affiliates	102	—	7	7	—		116
Depreciation and amortization	91	21	87	10	—		209
Capital expenditures	65	17	140	24	—		246	(2)
	As of June 30, 2022
Goodwill and intangible assets, net	1,613	152	258	—	—		2,023
Total assets	5,702	1,136	4,537	1,338	—		12,713
	Six Months Ended June 30, 2021
Net sales	1,327	257	2,465	—	(53)	(1)	3,996
Other (charges) gains, net	6	—	—	(3)	—		3
Operating profit (loss)	253	40	767	(167)	—		893
Equity in net earnings (loss) of affiliates	57	—	4	5	—		66
Depreciation and amortization	70	19	84	8	—		181
Capital expenditures	56	21	98	11	—		186	(2)
	As of December 31, 2021
Goodwill and intangible assets, net	1,714	154	279	—	—		2,147
Total assets	5,363	1,098	4,428	1,086	—		11,975
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes a decrease in accrued capital expenditures of $15 million and $16 million for the six months ended June 30, 2022 and 2021, respectively.
16. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of June 30, 2022, the Company had $1.2 billion of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $155 million of its remaining performance obligations as Net sales in 2022, $284 million in 2023, $259 million in 2024 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Current and Noncurrent Other liabilities in the unaudited consolidated balance sheets.
The Company does not have any material contract assets as of June 30, 2022.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In $ millions)
Engineered Materials
North America	284	188	573	352
Europe and Africa	380	304	757	600
Asia-Pacific	256	169	477	333
South America	28	21	51	42
Total	948	682	1,858	1,327

Acetate Tow
North America	26	25	51	53
Europe and Africa	57	72	116	140
Asia-Pacific	34	38	74	60
South America	2	3	3	4
Total	119	138	244	257

Acetyl Chain
North America	425	360	825	641
Europe and Africa	488	420	1,021	730
Asia-Pacific	476	567	997	990
South America	30	31	79	51
Total(1)	1,419	1,378	2,922	2,412
______________________________
(1)Excludes intersegment sales of $37 million and $31 million for the three months ended June 30, 2022 and 2021, respectively. Excludes intersegment sales of $72 million and $53 million for the six months ended June 30, 2022 and 2021, respectively.

17. Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	440	542	942	865
Earnings (loss) from discontinued operations	(6)	(4)	(6)	(5)
Net earnings (loss)	434	538	936	860

Weighted average shares - basic	108,392,155	112,294,274	108,289,603	112,899,459
Incremental shares attributable to equity awards(1)	731,194	464,365	868,452	571,122
Weighted average shares - diluted	109,123,349	112,758,639	109,158,055	113,470,581
______________________________
(1)Excludes 107,287 and 82,887 equity award shares for the three and six months ended June 30, 2022, respectively, as their effect would have been antidilutive. There were no antidilutive equity award shares excluded for the three and six months ended June 30, 2021.
18. Subsequent Events
On July 14, 2022, Celanese U.S. completed an offering of $7.5 billion aggregate principal amount of notes of various maturities in a public offering registered under the Securities Act (the "Acquisition USD Notes"). On July 19, 2022, Celanese U.S. completed an offering of €1.5 billion in aggregate principal amount of euro-denominated senior unsecured notes due in 2026 and 2029 in a public offering registered under the Securities Act (collectively, the "Acquisition Euro Notes" and together with the Acquisition USD Notes, the "Acquisition Notes"). Certain of the Acquisition Notes were issued at a discount to par, which will be amortized to Interest expense in the consolidated statement of operations over the terms of the applicable Acquisition Notes. Estimated fees and expenses of the offering of the Acquisition Notes, inclusive of underwriting discounts, were approximately $65 million. Details of the Acquisition Notes are as follows:

Principal Amount	Maturity Date	Interest Rate	Discounted Price
$2,000,000,000	July 5, 2024	5.900%	99.987%
$1,750,000,000	March 15, 2025	6.050%	99.993%
€1,000,000,000	July 19, 2026	4.777%	100.000%
$2,000,000,000	July 15, 2027	6.165%	100.000%
€500,000,000	January 19, 2029	5.337%	99.996%
$750,000,000	July 15, 2029	6.330%	100.000%
$1,000,000,000	July 15, 2032	6.379%	100.000%
Concurrently with the offering of the Acquisition USD Notes, the Company entered into cross-currency swaps to effectively convert $2.0 billion and $500 million of the Acquisition USD Notes into a euro-denominated borrowing at prevailing euro interest rates, maturing on July 15, 2027 and July 15, 2032, respectively. The swaps and €1.5 billion of the Acquisition Euro Notes qualify and have been designated as net investment hedges of the Company's foreign currency exchange rate exposure on the net investments of certain of its euro-denominated subsidiaries.
Net proceeds from the sale of the Acquisition Notes will be used, together with borrowings under the Term Loan Credit Agreement, or other debt financing, available borrowings under our revolving credit facility and cash on hand to fund the purchase price of the M&M Acquisition, which the Company anticipates closing around the end of 2022, subject to regulatory approvals and customary closing conditions.
The Acquisition Notes offerings further reduced the availability under the Bridge Facility by approximately $9.0 billion, resulting in $552 million in remaining Bridge Facility commitments. The Company accelerated the amortization of the remaining deferred fees of $26 million related to the Bridge Facility commitment in the three months ended September 30, 2022 (Note 3).

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
•the ability to pass increases in raw material prices, logistics costs and other costs on to customers or otherwise improve margins through price increases;
•the ability to complete the pending acquisition by us of the majority of the Mobility & Materials business (the "M&M Acquisition") of DuPont de Nemours, Inc. ("DuPont") including the possibility that the M&M Acquisition is not completed within the expected timeframe, or at all, because required regulatory approvals are not received or other closing conditions are not satisfied on a timely basis, or at all;

•the accuracy or inaccuracy of our assumptions regarding anticipated benefits of the M&M Acquisition;
•the possibility that the anticipated benefits of the M&M Acquisition, including synergies and growth opportunities, may not be realized as expected or may not be achieved within the anticipated timeframe, or at all, whether as a result of difficulties arising from the integration of the M&M Business or other unanticipated delays, costs, inefficiencies or liabilities;
•increased commercial, legal or regulatory complexity of entering into, or expanding our exposure to, certain end markets and geographies;
•risks in the global economy and equity and credit markets and their potential impact on our ability to finance the remainder of the purchase price for the M&M Acquisition on acceptable terms, at favorable pricing, in a timely manner, or at all;
•diversion of management's attention from ongoing business operations and opportunities and other disruption caused by the M&M Acquisition and the integration processes and their impact on our existing business and relationships;
•risks and costs associated with increased leverage from the M&M Acquisition, including increased interest expense and potential reduction of business and strategic flexibility;
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
•market acceptance of our technology;
•compliance and other costs and potential disruption or interruption of production or operations due to accidents, interruptions in sources of raw materials, transportation, logistics or supply chain disruptions, cybersecurity incidents, terrorism or political unrest, public health crises (including, but not limited to, the COVID-19 pandemic), or other unforeseen events or delays in construction or operation of facilities, including as a result of geopolitical conditions, the occurrence of acts of war (such as the Russia-Ukraine conflict) or terrorist incidents or as a result of weather, natural disasters, or other crises;
•the ability to obtain governmental approvals and to construct facilities on terms and schedules acceptable to us;
•changes in applicable tariffs, duties and trade agreements, tax rates or legislation throughout the world including, but not limited to, adjustments, changes in estimates or interpretations or the resolution of tax examinations or audits that may impact recorded or future tax impacts and potential regulatory and legislative tax developments in the United States and other jurisdictions;
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

Results of Operations
Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	2,486	2,198	288	5,024	3,996	1,028
Gross profit	705	761	(56)	1,450	1,246	204
Selling, general and administrative ("SG&A") expenses	(197)	(161)	(36)	(371)	(298)	(73)
Operating profit (loss)	483	567	(84)	1,014	893	121
Equity in net earnings (loss) of affiliates	60	37	23	116	66	50
Non-operating pension and other postretirement employee benefit (expense) income	25	38	(13)	49	76	(27)
Interest expense	(48)	(24)	(24)	(83)	(49)	(34)
Dividend income - equity investments	36	37	(1)	73	79	(6)
Earnings (loss) from continuing operations before tax	554	660	(106)	1,170	1,069	101
Earnings (loss) from continuing operations	442	544	(102)	946	868	78
Earnings (loss) from discontinued operations	(6)	(4)	(2)	(6)	(5)	(1)
Net earnings (loss)	436	540	(104)	940	863	77
Net earnings (loss) attributable to Celanese Corporation	434	538	(104)	936	860	76
Other Data
Depreciation and amortization	103	91	12	209	181	28
SG&A expenses as a percentage of Net sales	7.9%	7.3%		7.4%	7.5%
Operating margin(1)	19.4%	25.8%		20.2%	22.3%
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of June 30, 2022	As of December 31, 2021
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	783	536

Short-term borrowings and current installments of long-term debt - third party and affiliates	809	791
Long-term debt, net of unamortized deferred financing costs	3,022	3,176
Total debt	3,831	3,967

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	24	24	(9)	—	39
Acetate Tow	(18)	4	—	—	(14)
Acetyl Chain	(4)	10	(3)	—	3
Total Company	3	14	(4)	—	13
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	22	25	(7)	—	40
Acetate Tow	(9)	4	—	—	(5)
Acetyl Chain	1	22	(2)	—	21
Total Company	7	22	(3)	—	26
Consolidated Results
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Net sales increased $288 million, or 13%, for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•higher pricing in all of our segments, primarily driven by our Engineered Materials segment due to higher raw material costs, energy costs and product mix, as well as our Acetyl Chain segment due to increased customer demand and supply constraints across most regions; and
•higher volume in our Engineered Materials segment, primarily in elastomers related to our acquisition of the Santoprene™ thermoplastic vulcanizates elastomers business of Exxon Mobil Corporation ("Santoprene");
partially offset by:
•an unfavorable currency impact resulting from a weaker Euro relative to the U.S. dollar; and
•lower volume in our Acetyl Chain segment due to decreased demand primarily in Asia.
Selling, general and administrative expenses increased $36 million, or 22%, for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•higher functional and project spending of $34 million in Other Activities.
Operating profit decreased $84 million, or 15%, for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•higher raw material and energy costs across all of our segments; and
•higher spending across most of our segments, primarily driven by our Engineered Materials segment as a result of our acquisition of Santoprene, as well as plant operating and administrative expenses;

partially offset by:
•higher Net sales across most of our segments.
Equity in net earnings (loss) of affiliates increased $23 million for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•an increase in equity investment in earnings of $23 million from our Ibn Sina strategic affiliate, primarily as a result of tighter market conditions and stronger demand.
Our effective income tax rate for the three months ended June 30, 2022 was 20% compared to 18% for the same period in 2021. The higher effective income tax rate for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to increased earnings in high tax jurisdictions. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net sales increased $1.0 billion, or 26%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•higher pricing in all of our segments, primarily driven by our Acetyl Chain segment due to increased customer demand and supply constraints across most regions, as well as our Engineered Materials segment due to higher raw material costs, energy costs and product mix; and
•higher volume in most of our segments, primarily driven by our Engineered Materials segment, primarily in elastomers related to our acquisition of Santoprene;
partially offset by:
•an unfavorable currency impact resulting from a weaker Euro relative to the U.S. dollar.
Selling, general and administrative expenses increased $73 million, or 24%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•higher functional and project spending of $66 million in Other Activities.
Operating profit increased $121 million, or 14%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•higher Net sales across most of our segments;
partially offset by:
•higher raw material and energy costs across all of our segments; and
•higher spending across most of our segments, primarily driven by our Engineered Materials segment as a result of our acquisition of Santoprene, as well as plant operating and administrative expenses.
Non-operating pension and other postretirement employee benefit income decreased $27 million, or 36%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•lower expected return on plan assets and higher interest cost.
Equity in net earnings (loss) of affiliates increased $50 million for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•an increase in equity investment in earnings of $37 million from our Ibn Sina strategic affiliate, primarily as a result of tighter market conditions and stronger demand.

Our effective income tax rate was 19% for the six months ended June 30, 2022 and 2021. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Segments
Engineered Materials

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2022	2021			2022	2021
	(unaudited)
	(In $ millions, except percentages)
Net sales	948	682	266	39.0%	1,858	1,327	531	40.0%
Net Sales Variance
Volume	24%				22%
Price	24%				25%
Currency	(9)%				(7)%
Other	—%				—%
Operating profit (loss)	166	123	43	35.0%	290	253	37	14.6%
Operating margin	17.5%	18.0%			15.6%	19.1%
Equity in net earnings (loss) of affiliates	53	32	21	65.6%	102	57	45	78.9%
Depreciation and amortization	45	35	10	28.6%	91	70	21	30.0%
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
The pricing of products within the Engineered Materials segment is primarily based on the value of the material we produce and is generally independent of changes in the cost of raw materials, but may be impacted during periods of inflation and increased costs. Therefore, in general, margins may expand or contract in response to changes in raw material costs. We attempt to address increases in raw material costs through appropriate pricing actions.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Net sales increased for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•higher pricing for most of our products, primarily due to higher raw material costs, higher energy costs and product mix; and
•higher volume, primarily in elastomers related to our acquisition of Santoprene;
partially offset by:
•an unfavorable currency impact resulting from a weaker Euro relative to the U.S. dollar.
Operating profit increased for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•higher Net sales;
largely offset by:
•higher raw material costs for all of our products and increased sourcing costs as a result of higher logistical costs and global shipping constraints;

•higher energy costs of $47 million, primarily for steam; and
•higher spending of $38 million, primarily as a result of our acquisition of Santoprene, as well as plant operating and administrative expenses.
Equity in net earnings (loss) of affiliates increased for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•an increase in equity investment in earnings of $23 million from our Ibn Sina strategic affiliate, primarily as a result of tighter market conditions and stronger demand.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net sales increased for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•higher pricing for most of our products, primarily due to higher raw material costs, higher energy costs and product mix; and
•higher volume, primarily in elastomers related to our acquisition of Santoprene;
partially offset by:
•an unfavorable currency impact resulting from a weaker Euro relative to the U.S. dollar.
Operating profit increased for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•higher Net sales;
largely offset by:
•higher raw material costs for all of our products and increased sourcing costs as a result of higher logistical costs and global shipping constraints;
•higher energy costs of $80 million, primarily for steam; and
•higher spending of $77 million, primarily as a result of our acquisition of Santoprene, as well as plant operating and administrative expenses.
Equity in net earnings (loss) of affiliates increased for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•an increase in equity investment in earnings of $37 million from our Ibn Sina strategic affiliate, primarily as a result of tighter market conditions and stronger demand.

Acetate Tow

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2022	2021			2022	2021
	(unaudited)
	(In $ millions, except percentages)
Net sales	119	138	(19)	(13.8)%	244	257	(13)	(5.1)%
Net Sales Variance
Volume	(18)%				(9)%
Price	4%				4%
Currency	—%				—%
Other	—%				—%
Operating profit (loss)	(1)	24	(25)	(104.2)%	3	40	(37)	(92.5)%
Operating margin	(0.8)%	17.4%			1.2%	15.6%
Dividend income - equity investments	36	37	(1)	(2.7)%	72	78	(6)	(7.7)%
Depreciation and amortization	10	9	1	11.1%	21	19	2	10.5%
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
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Net sales decreased for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•lower acetate tow volume primarily related to timing of orders as a result of Winter Storm Uri supply disruptions in the prior year, as well as supply constraints and shipping vessel disruptions in the current year.
Operating profit decreased for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•lower Net sales; and
•higher energy costs of $16 million, primarily related to natural gas pricing.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net sales decreased for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•lower acetate tow volume primarily related to dynamic market conditions, as well as supply constraints and shipping vessel disruptions.
Operating profit decreased for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•higher energy costs of $24 million, primarily related to natural gas pricing; and
•lower Net sales.

Acetyl Chain

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2022	2021			2022	2021
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,456	1,409	47	3.3%	2,994	2,465	529	21.5%
Net Sales Variance
Volume	(4)%				1%
Price	10%				22%
Currency	(3)%				(2)%
Other	—%				—%
Operating profit (loss)	429	516	(87)	(16.9)%	928	767	161	21.0%
Operating margin	29.5%	36.6%			31.0%	31.1%
Depreciation and amortization	42	43	(1)	(2.3)%	87	84	3	3.6%
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
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Net sales increased for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•higher pricing for most of our products, primarily due to tighter market conditions as a result of increased customer demand in the western hemisphere and supply constraints across most regions;
partially offset by:
•lower volume for most of our products due to decreased demand primarily in Asia; and
•an unfavorable currency impact resulting from a weaker Euro relative to the U.S. dollar.
Operating profit decreased for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•higher raw material and sourcing costs, primarily for ethylene, carbon monoxide and methanol due to stronger demand and tighter market conditions, as well as higher distribution costs due to global shipping constraints;
•higher spending of $30 million, primarily as a result of increased plant operating and maintenance expenses; and
•higher energy costs of $25 million, primarily due to price increases for natural gas, steam and electricity;

partially offset by:
•higher Net sales.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Net sales increased for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•higher pricing for most of our products, primarily due to tighter market conditions as a result of increased customer demand in the western hemisphere and supply constraints across most regions; and
•higher volume, primarily for VAM due to lower competitor utilization in the western hemisphere;
partially offset by:
•lower volume for most of our other products due to decreased demand primarily in Asia; and
•an unfavorable currency impact resulting from a weaker Euro relative to the U.S. dollar.
Operating profit increased for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•higher Net sales;
largely offset by:
•higher raw material and sourcing costs, primarily for ethylene, carbon monoxide and methanol due to stronger demand and tighter market conditions, as well as higher distribution costs due to global shipping constraints;
•higher spending of $48 million, primarily as a result of increased plant operating and maintenance expenses; and
•higher energy costs of $35 million, primarily due to price increases for electricity, steam and natural gas.

Other Activities

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2022	2021			2022	2021
	(unaudited)
	(In $ millions, except percentages)
Operating profit (loss)	(111)	(96)	(15)	(15.6)%	(207)	(167)	(40)	(24.0)%
Non-operating pension and other postretirement employee benefit (expense) income	25	38	(13)	(34.2)%	49	76	(27)	(35.5)%
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
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Operating loss increased for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•higher functional and project spending of $34 million;
partially offset by:
•lower incentive compensation cost.
Non-operating pension and other postretirement employee benefit income decreased for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•lower expected return on plan assets and higher interest cost.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Operating loss increased for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•higher functional and project spending of $66 million;
partially offset by:
•lower incentive compensation cost.
Non-operating pension and other postretirement employee benefit income decreased for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•lower expected return on plan assets and higher interest cost.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facility. As of June 30, 2022, we have $1.5 billion available for borrowing under our senior unsecured revolving credit facility, if required, in meeting our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $783 million as of June 30, 2022. We are actively managing our business to maintain cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
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
Our incurrence of debt to finance the purchase price for the M&M Acquisition will increase our leverage and will increase, as of the closing of the M&M Acquisition, our ratio of indebtedness to consolidated EBITDA as set forth in our senior unsecured credit facilities. We believe that cash flows from our operations, together with cash generation, synergy opportunities from the M&M Acquisition and cost reduction initiatives, will support our deleveraging efforts over the next few years. In furtherance of these deleveraging efforts, we have paused our share repurchase program, reevaluated and reduced our anticipated 2022 capital expenditures by approximately $50 million and are in the process of evaluating additional cash generation opportunities which may include the opportunistic disposition or monetization of product or business lines or other assets. We are committed to rapid deleveraging and to maintaining our investment grade debt rating.
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
Cash Flows
Cash and cash equivalents increased $247 million to $783 million as of June 30, 2022 compared to December 31, 2021. As of June 30, 2022, $607 million of the $783 million of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a prior year charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations.
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $268 million to $811 million for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•a payment for the European Commission settlement of $100 million, which did not recur in the current year;
•a decrease in VAT taxes receivable primarily due to the receipt of refunds during the six months ended June 30, 2022; and
•an increase in Net earnings.
•Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $560 million to $285 million for the six months ended June 30, 2022 compared to net cash provided by investing activities of $275 million for the same period in 2021, primarily due to:
•proceeds from the sale of marketable securities of $500 million, which did not recur in the current year; and
•an increase of $59 million in capital expenditures during the six months ended June 30, 2022.
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities decreased $461 million to $254 million for the six months ended June 30, 2022 compared to $715 million for the same period in 2021, primarily due to:
•a decrease in share repurchases of our Common Stock of $500 million during the six months ended June 30, 2022; and
•a decrease in repayments on long-term debt of $401 million, primarily due to the maturity of the 5.875% senior unsecured notes ("5.875% Notes") which were repaid during the six months ended June 30, 2021;
partially offset by:
•a decrease in net borrowings on short-term debt of $387 million, primarily due to borrowing under the senior unsecured revolving credit facility to repay the 5.875% Notes which matured during the six months ended June 30, 2021; and
•a payment of $63 million during the six months ended June 30, 2022 for fees related to a bridge facility commitment letter with Bank of America, N.A. ("Bank of America") pursuant to which Bank of America has committed to provide, subject to the terms and conditions set therein, a 364-day $11.0 billion senior unsecured bridge term loan facility (the "Bridge Facility").

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
As described above, the entry into the Term Loan Credit Agreement reduced availability under the Bridge Facility by $1.5 billion, resulting in $9.5 billion in Bridge Facility commitments remaining as of June 30, 2022.
On July 14, 2022, Celanese U.S. completed an offering of senior unsecured notes consisting of $2.0 billion principal amount due 2024, $1.75 billion principal amount due 2025, $2.0 billion principal amount due 2027, $750 million principal amount due 2029 and $1.0 billion principal amount due 2032 (collectively, the "Acquisition USD Notes"). Additionally, on July 19, 2022, Celanese U.S. completed an offering of senior unsecured notes consisting of €1.0 billion principal amount due 2026 and €500 million principal amount due 2029 (collectively, the "Acquisition Euro Notes" and, together with the Acquisition USD Notes, the "Acquisition Notes"). Estimated fees and expenses of the offering of the Acquisition Notes, inclusive of underwriting discounts, were approximately $65 million. The Acquisition Notes offerings further reduced the availability under the Bridge Facility by approximately $9.0 billion, resulting in $552 million in remaining Bridge Facility commitments. We plan to accelerate the amortization of the remaining deferred fees of approximately $26 million related to the Bridge Facility commitment in the three months ended September 30, 2022. See Note 3 - Acquisitions, Dispositions and Plant Closures and Note 18 - Subsequent Events in the accompanying unaudited interim consolidated financial statements for further information.
There have been no material changes to our debt or other obligations described in our 2021 Form 10-K other than those disclosed above and in Note 7 - Debt and Note 18 - Subsequent Events in the accompanying unaudited interim consolidated financial statements.
Accounts Receivable Purchasing Facility
In June 2021, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $536 million and $1.1 billion of accounts receivable under this agreement for the six months ended June 30, 2022 and twelve months ended December 31, 2021, respectively, and collected $536 million and $1.1 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $139 million were pledged by the SPE as collateral to the Purchasers as of June 30, 2022.
Factoring and Discounting Agreements
We have factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. We de-recognized $139 million and $230 million of accounts receivable under these factoring agreements for the six months ended June 30, 2022 and twelve months ended December 31, 2021, respectively, and collected $163 million and $185 million of accounts receivable sold under these factoring agreements during the same periods.
In March 2021, we entered into an agreement in Singapore with a financial institution to discount, on a non-recourse basis, documentary credits or other documents recorded as accounts receivable. We de-recognized $32 million and $70 million of accounts receivable under this agreement for the six months ended June 30, 2022 and twelve months ended December 31, 2021, respectively.
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

Six Months Ended June 30, 2022
(In $ millions)
(unaudited)
Net sales to third parties	1,008
Net sales to non-guarantor subsidiaries	468
Total net sales	1,476
Gross profit	214
Earnings (loss) from continuing operations	(144)
Net earnings (loss)	(148)
Net earnings (loss) attributable to the Obligor Group	(148)

	As of June 30, 2022	As of December 31, 2021
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	557	624
Other current assets	1,348	1,236
Total current assets	1,905	1,860
Goodwill	578	578
Other noncurrent assets	2,801	2,584
Total noncurrent assets	3,379	3,162
Current liabilities due to non-guarantor subsidiaries	2,941	2,493
Current liabilities due to affiliates	39	64
Other current liabilities	1,431	1,347
Total current liabilities	4,411	3,904
Noncurrent liabilities due to non-guarantor subsidiaries	2,326	2,348
Other noncurrent liabilities	3,508	3,610
Total noncurrent liabilities	5,834	5,958
Share Capital
We declared a quarterly cash dividend of $0.68 per share on our Common Stock on July 13, 2022, amounting to $74 million.
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
Business Environment
We continue to experience significant cost inflation, inflationary pressure and supply disruptions related to the sourcing of raw materials, energy, logistics and labor in 2022. We continue to closely monitor the impact of, and responses to, COVID-19 variants, including government imposed lockdowns in China and elsewhere, on demand conditions and the supply chain. Average prices of energy feedstocks, particularly natural gas, which are a significant input and source of energy for our manufacturing operations, have continued to increase in the Western Hemisphere and particularly in Europe. We also experienced, and continue to experience, cost pressure on raw material inputs. We have continued pricing actions intended to offset these inflationary headwinds. Continued moderation of acetyls pricing is expected to trend to more normalized levels as the year progresses. We expect that sourcing costs and inflationary pressures will continue to be significant across the business throughout the year.
We continue to monitor and respond to the situation in Ukraine. While the conflict has not had a material impact on our business, financial condition or results of operations to date, we have experienced shortages in materials and increased costs for transportation, energy and raw materials as well as other supply chain challenges, particularly in Europe, due in part to the effects of the conflict, and government responses thereto, including sanctions, on the global economy. We continue to monitor these developments.
Following Russia's invasion, we have suspended sales into Russia, Belarus and the sanctioned regions of Ukraine. Revenue from these countries and regions constituted less than 1% of our consolidated net sales in fiscal year 2021 and we have no manufacturing assets in these countries or regions.
We do not currently expect the situation to result in a material impact on our business or financial results, but the full impact of the conflict remains uncertain and will depend on future geopolitical and economic developments that are impossible to predict.

Potential risks we may face include increased volatility in capital and commodity markets, rapid changes to sanctions, continued supply chain and transportation disruptions, exacerbation of inflationary conditions, impacts to consumer or business sentiment and an increased risk of cyber security incidents as well as the impacts referenced above.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2022, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Item 1A. Risk Factors
Additional risk factors are described below and should be read in conjunction with Part I, Item 1A of our 2021 Form 10-K.
Risks Relating to the pending acquisition of the majority of the Mobility & Materials business (the "M&M Acquisition" and such business being acquired, the "M&M Business") of DuPont de Nemours, Inc. ("DuPont")
We have made certain assumptions relating to the M&M Acquisition which may prove to be materially inaccurate and we may fail to realize all of the anticipated benefits of the acquisition.
We have made certain assumptions relating to the M&M Acquisition, which may prove to be inaccurate. Our failure to identify, or understand the magnitude of, the problems, liabilities or other challenges associated with the M&M Acquisition could result in incorrect expectations of future results and increased risk of unanticipated or unknown issues or liabilities. Our mitigation strategies for such risks that are identified may be ineffective. These assumptions relate to numerous matters, including:
•general economic and business conditions, and performance of the M&M Business against this backdrop;
•potential unknown liabilities and unforeseen delays or regulatory conditions associated with the M&M Acquisition;
•faulty assumptions or incorrect expectations regarding the process of integrating the M&M Business with ours, including unanticipated delays, costs or inefficiencies;
•the anticipated benefits and synergies, including timing for when such benefits and synergies may be realized through combining the M&M Business with ours;
•the amount of attention and resources needed to successfully align our and the M&M Business's practices and operations which may disrupt our business, including challenges relating to integrating commercial activities, technologies, procedures, policies, retaining key personnel and addressing differences in the business cultures of our business and the M&M Business;
•the complexities associated with managing the combined businesses;
•potential increases in the challenges and risks, including commercial and financial risks, associated with our broader international business footprint, and increased exposure to certain end markets and geographies, as a result of the M&M Acquisition which will expand our presence to markets in which we may not have previously done business; and
•other financial and strategic risks of the M&M Acquisition.
We cannot guarantee that we will achieve our goals or meet our expectations with respect to the M&M Acquisition. The full benefits of the M&M Acquisition, including the anticipated financial benefits and the synergies and growth opportunities, may not be realized as expected or may not be achieved within the anticipated timeframe, or at all. If our assumptions are inaccurate or we are unable to meet our expectations (including our expectations regarding financial targets), our business, financial performance and operating results could be materially and adversely affected.
In the event that the M&M Acquisition is not consummated on or prior to August 17, 2023 or the February 17, 2022 definitive agreement (the "Transaction Agreement") is terminated at any time prior thereto, we will be required to redeem the senior unsecured notes of $2.0 billion principal amount due 2024, $1.75 billion principal amount due 2025, €1.0 billion principal amount due 2026, $2.0 billion principal amount due 2027, $750 million principal amount due 2029, €500 million principal amount due 2029 and $1.0 billion principal amount due 2032 (collectively the "Acquisition Notes") and may not have the funds for the redemption price of all of the Acquisition Notes.
Our ability to consummate the M&M Acquisition is subject to various closing conditions, many of which are beyond our control, and we may not be able to consummate the M&M Acquisition within the timeframe specified under the Transaction Agreement. If the M&M Acquisition is not consummated on or before August 17, 2023, or such later date as the parties to the Transaction Agreement may agree as the "Outside Date" thereunder, or if the Transaction Agreement is terminated without the M&M Acquisition being consummated, we will be required to redeem the outstanding notes at a redemption price equal to 101% of the principal amount of the Acquisition Notes, plus accrued and unpaid interest to, but excluding, the date of such required redemption (such redemption referred to as a "Special Mandatory Redemption"), and there can be no assurance that we will have sufficient funds available for the redemption price of all of these Acquisition Notes.
We are not obligated to place the net proceeds from the sale of the Acquisition Notes in escrow prior to the closing of the M&M Acquisition and, as a result, we may not be able to repurchase all of the Acquisition Notes upon a Special Mandatory Redemption.
The net proceeds from the sale of the Acquisition Notes will not be deposited into an escrow account pending any Special Mandatory Redemption, and the indenture governing the Acquisition Notes imposes no restrictions on our use of these proceeds during that time. Accordingly, the source of funds for any redemption of notes upon a Special Mandatory Redemption would be the proceeds that we have retained or other sources of liquidity, including available cash, borrowings, or sales of assets. Until the M&M Acquisition is closed, we will hold funds that are not immediately needed for the acquisition in cash and cash equivalents, however, it is possible that we will not have sufficient financial resources available to satisfy our obligations, if any, to redeem all of the Acquisition Notes if we are required to do so pursuant to the Special Mandatory Redemption. Furthermore, our failure to redeem or repurchase the Acquisition Notes as required under the indenture would result in a default under the indenture, which could result in defaults under certain of our other debt agreements and have material adverse consequences for us and the holders of the Acquisition Notes.
Financing the M&M Acquisition will result in an increase in our indebtedness, which could adversely affect us, including by decreasing our business flexibility and increasing our interest expense.
We intend to finance a portion of the $11.0 billion purchase price of the M&M Acquisition with the net proceeds from the Acquisition Notes offerings. This increase in our indebtedness may, among other things, reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditures or working capital needs. In addition, the amount of cash required to pay interest on our increased indebtedness, and thus the demands on our cash resources, will materially increase as a result of the indebtedness to finance the M&M Acquisition.
The Transaction Agreement and related documents may be amended or modified without noteholder consent.
Between the time of the issuance of the Acquisition Notes and the consummation of the M&M Acquisition, the parties to the Transaction Agreement or other related transaction documents may agree to modify or waive the terms or conditions of such documents without noteholder consent. The requirements for a Special Mandatory Redemption will not preclude the transaction parties from making certain changes to the terms of the M&M Acquisition or from waiving certain conditions to the M&M Acquisition, which may adversely affect investment in the Acquisition Notes.
Completion of the M&M Acquisition is subject to conditions, and if these conditions are not satisfied or waived, the M&M Acquisition will not be completed.
Each of our and DuPont's obligation to complete the M&M Acquisition is subject to the satisfaction or waiver of a number of conditions set forth in the Transaction Agreement. These include, among others, the accuracy of the parties' respective representations and warranties in the Transaction Agreement, subject to specified materiality qualifications; compliance by the parties with their respective covenants in the Transaction Agreement in all material respects; the absence of any law or order enjoining or prohibiting the consummation of the M&M Acquisition; the expiration or termination of the waiting period applicable to the M&M Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; the receipt of other antitrust approvals in certain foreign jurisdictions; and the absence of a material adverse effect with respect to the M&M Business. The failure to satisfy all of the required conditions in the Transaction Agreement could delay the completion of the M&M Acquisition or prevent the M&M Acquisition from occurring. Any delay in completing the M&M Acquisition could cause us not to realize some or all of the benefits that we expect to achieve if the M&M Acquisition is successfully completed within the expected timeframe. There can be no assurance that the conditions to the closing of the M&M Acquisition will be satisfied or waived or that the M&M Acquisition will be completed, or as to whether the M&M Acquisition will be completed on terms other than those set forth in the Transaction Agreement as in effect as of the date hereof. Failure to complete the M&M Acquisition could adversely impact the price of shares of our common stock and outstanding notes.
Failure to complete the M&M Acquisition could negatively impact the price of shares of our common stock and outstanding notes, as well as our future business and financial results.
If the M&M Acquisition is not completed for any reason, our business and financial results may be adversely affected, including as follows:
•we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock and outstanding notes;
•the manner in which industry contacts, business partners and other third parties perceive us may be negatively impacted, which in turn could affect our marketing operations or our ability to compete for new business in the marketplace more broadly;
•we may experience negative reactions from employees; and
•we will have expended time and resources that could otherwise have been spent on our existing business and the pursuit of other opportunities that could have been beneficial to us, and our ongoing business and financial results may be adversely affected.
We will incur direct and indirect costs as a result of the M&M Acquisition.
We have incurred and expect to continue to incur a number of non-recurring costs associated with negotiating and completing the M&M Acquisition, combining the operations of our business and the M&M Business and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. We expect that the majority of non-recurring expenses will consist of transaction costs related to the M&M Acquisition and include, among others, employee retention costs, fees paid to financial, legal, integration and accounting advisors, severance and benefit costs. We will also incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the M&M Acquisition and the integration of the M&M Business into our business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the M&M Business, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on our financial condition and results of operations following the completion of the M&M Acquisition. Many of these costs will be borne by us even if the M&M Acquisition is not completed. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.
The risk of non-compliance with non-U.S. laws, regulations and policies could adversely affect our results of operations, financial condition or strategic objectives.
The M&M Acquisition will introduce us into a number of new geographic markets, subjecting us to additional non-U.S. laws, regulations and policies which do not currently apply to us, and will increase our exposure to certain other geographic markets as well as their laws and regulations. These laws and regulations are complex, change frequently, have become more stringent over time, could increase our cost of doing business, and could result in conflicting legal requirements. These laws and regulations include international labor and employment laws, environmental regulations and reporting requirements, data privacy requirements, and local laws prohibiting corrupt payments to government officials, antitrust and other regulatory laws. We will be subject to the risk that we, our employees, our agents, or our affiliated entities, or their respective officers, directors, employees and agents, may take actions determined to be in violation of any of these laws, regulations or policies, for which we might be held responsible. Actual or alleged violations could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any Common Stock during the three months ended June 30, 2022. As of June 30, 2022, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008, with approximately $1.1 billion value of shares remaining that may be purchased under the program. See Note 10 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
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

3.2	Sixth Amended and Restated By-laws, amended effective July 15, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2019).

10.1*‡	Form of 2022 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors).

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Lori J. Ryerkerk
Chairman of the Board of Directors,
Chief Executive Officer and President

	Date:	July 29, 2022

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
Executive Vice President and
Chief Financial Officer

	Date:	July 29, 2022