Form 10-Q
period 2022-09-30
Celanese Corp
filed 2022-11-04
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2022
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
Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of October 28, 2022 was 108,428,071.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended September 30, 2022

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In $ millions, except share and per share data)
Net sales	2,301	2,266	7,325	6,262
Cost of sales	(1,755)	(1,551)	(5,329)	(4,301)
Gross profit	546	715	1,996	1,961
Selling, general and administrative expenses	(184)	(165)	(555)	(463)
Amortization of intangible assets	(10)	(6)	(32)	(17)
Research and development expenses	(25)	(21)	(75)	(63)
Other (charges) gains, net	(15)	—	(15)	3
Foreign exchange gain (loss), net	(2)	2	(4)	2
Gain (loss) on disposition of businesses and assets, net	(2)	11	7	6
Operating profit (loss)	308	536	1,322	1,429
Equity in net earnings (loss) of affiliates	73	44	189	110
Non-operating pension and other postretirement employee benefit (expense) income	25	37	74	113
Interest expense	(154)	(21)	(237)	(70)
Refinancing expense	—	(9)	—	(9)
Interest income	34	2	36	7
Dividend income - equity investments	30	35	103	114
Other income (expense), net	5	(2)	4	(3)
Earnings (loss) from continuing operations before tax	321	622	1,491	1,691
Income tax (provision) benefit	(127)	(102)	(351)	(303)
Earnings (loss) from continuing operations	194	520	1,140	1,388
Earnings (loss) from operation of discontinued operations	—	(17)	(8)	(24)
Income tax (provision) benefit from discontinued operations	(1)	4	1	6
Earnings (loss) from discontinued operations	(1)	(13)	(7)	(18)
Net earnings (loss)	193	507	1,133	1,370
Net (earnings) loss attributable to noncontrolling interests	(2)	(1)	(6)	(4)
Net earnings (loss) attributable to Celanese Corporation	191	506	1,127	1,366
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	192	519	1,134	1,384
Earnings (loss) from discontinued operations	(1)	(13)	(7)	(18)
Net earnings (loss)	191	506	1,127	1,366
Earnings (loss) per common share - basic
Continuing operations	1.77	4.70	10.47	12.35
Discontinued operations	(0.01)	(0.12)	(0.07)	(0.16)
Net earnings (loss) - basic	1.76	4.58	10.40	12.19
Earnings (loss) per common share - diluted
Continuing operations	1.76	4.67	10.39	12.28
Discontinued operations	(0.01)	(0.11)	(0.07)	(0.16)
Net earnings (loss) - diluted	1.75	4.56	10.32	12.12
Weighted average shares - basic	108,428,982	110,532,051	108,336,574	112,101,651
Weighted average shares - diluted	109,065,970	111,044,558	109,158,832	112,699,297

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In $ millions)
Net earnings (loss)	193	507	1,133	1,370
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(49)	(15)	(201)	(12)
Gain (loss) on cash flow hedges	(11)	(15)	30	16
Pension and postretirement benefits	—	—	2	(4)
Total other comprehensive income (loss), net of tax	(60)	(30)	(169)	—
Total comprehensive income (loss), net of tax	133	477	964	1,370
Comprehensive (income) loss attributable to noncontrolling interests	(2)	(1)	(6)	(4)
Comprehensive income (loss) attributable to Celanese Corporation	131	476	958	1,366

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2022	As of December 31, 2021
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	9,671	536
Trade receivables - third party and affiliates	1,120	1,161
Non-trade receivables, net	492	506
Inventories	1,723	1,524
Other assets	186	80
Total current assets	13,192	3,807
Investments in affiliates	954	823
Property, plant and equipment (net of accumulated depreciation - 2022: $3,475; 2021: $3,484)	4,089	4,193
Operating lease right-of-use assets	246	236
Deferred income taxes	222	248
Other assets	695	521
Goodwill	1,294	1,412
Intangible assets, net	645	735
Total assets	21,337	11,975
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	977	791
Trade payables - third party and affiliates	1,128	1,160
Other liabilities	555	473
Income taxes payable	128	81
Total current liabilities	2,788	2,505
Long-term debt, net of unamortized deferred financing costs	11,360	3,176
Deferred income taxes	640	555
Uncertain tax positions	314	280
Benefit obligations	489	558
Operating lease liabilities	205	200
Other liabilities	247	164
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2022 and 2021: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2022: 170,090,785 issued and 108,386,739 outstanding; 2021: 169,760,024 issued and 108,023,735 outstanding)	—	—
Treasury stock, at cost (2022: 61,704,046 shares; 2021: 61,736,289 shares)	(5,492)	(5,492)
Additional paid-in capital	356	333
Retained earnings	10,584	9,677
Accumulated other comprehensive income (loss), net	(498)	(329)
Total Celanese Corporation stockholders' equity	4,950	4,189
Noncontrolling interests	344	348
Total equity	5,294	4,537
Total liabilities and equity	21,337	11,975

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended September 30,
	2022		2021
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	108,346,035	—	111,115,442	—
Purchases of treasury stock	—	—	(1,938,179)	—
Stock awards	40,704	—	3,060	—
Balance as of the end of the period	108,386,739	—	109,180,323	—
Treasury Stock
Balance as of the beginning of the period	61,704,046	(5,492)	58,601,877	(4,993)
Purchases of treasury stock, including related fees	—	—	1,938,179	(300)
Balance as of the end of the period	61,704,046	(5,492)	60,540,056	(5,293)
Additional Paid-In Capital
Balance as of the beginning of the period		344		292
Stock-based compensation, net of tax		12		21
Balance as of the end of the period		356		313
Retained Earnings
Balance as of the beginning of the period		10,466		8,797
Net earnings (loss) attributable to Celanese Corporation		191		506
Common stock dividends		(73)		(76)
Balance as of the end of the period		10,584		9,227
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(438)		(298)
Other comprehensive income (loss), net of tax		(60)		(30)
Balance as of the end of the period		(498)		(328)
Total Celanese Corporation stockholders' equity		4,950		3,919
Noncontrolling Interests
Balance as of the beginning of the period		345		359
Net earnings (loss) attributable to noncontrolling interests		2		1
Distributions to noncontrolling interests		(3)		(8)
Balance as of the end of the period		344		352
Total equity		5,294		4,271

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	2022		2021
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	108,023,735	—	114,168,464	—
Purchases of treasury stock	—	—	(5,332,727)	—
Stock awards	363,004	—	344,586	—
Balance as of the end of the period	108,386,739	—	109,180,323	—
Treasury Stock
Balance as of the beginning of the period	61,736,289	(5,492)	55,234,515	(4,494)
Purchases of treasury stock, including related fees	—	—	5,332,727	(800)
Issuance of treasury stock under stock plans	(32,243)	—	(27,186)	1
Balance as of the end of the period	61,704,046	(5,492)	60,540,056	(5,293)
Additional Paid-In Capital
Balance as of the beginning of the period		333		257
Stock-based compensation, net of tax		23		56
Balance as of the end of the period		356		313
Retained Earnings
Balance as of the beginning of the period		9,677		8,091
Net earnings (loss) attributable to Celanese Corporation		1,127		1,366
Common stock dividends		(220)		(230)
Balance as of the end of the period		10,584		9,227
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(329)		(328)
Other comprehensive income (loss), net of tax		(169)		—
Balance as of the end of the period		(498)		(328)
Total Celanese Corporation stockholders' equity		4,950		3,919
Noncontrolling Interests
Balance as of the beginning of the period		348		369
Net earnings (loss) attributable to noncontrolling interests		6		4
Distributions to noncontrolling interests		(10)		(21)
Balance as of the end of the period		344		352
Total equity		5,294		4,271

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
	(In $ millions)
Operating Activities
Net earnings (loss)	1,133	1,370
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	12	2
Depreciation, amortization and accretion	318	278
Pension and postretirement net periodic benefit cost	(63)	(102)
Pension and postretirement contributions	(34)	(36)
Deferred income taxes, net	14	9
(Gain) loss on disposition of businesses and assets, net	(6)	(7)
Stock-based compensation	47	76
Undistributed earnings in unconsolidated affiliates	(56)	(48)
Other, net	8	21
Operating cash provided by (used in) discontinued operations	(25)	14
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(61)	(402)
Inventories	(321)	(207)
Other assets	26	(150)
Trade payables - third party and affiliates	97	259
Other liabilities	189	96
Net cash provided by (used in) operating activities	1,278	1,173
Investing Activities
Capital expenditures on property, plant and equipment	(400)	(304)
Acquisitions, net of cash acquired	(14)	(15)
Proceeds from sale of businesses and assets, net	16	22
Proceeds from sale of marketable securities	—	500
Other, net	(30)	(36)
Net cash provided by (used in) investing activities	(428)	167
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	(249)	17
Repayments of short-term borrowings	—	(6)
Proceeds from long-term debt	9,019	991
Repayments of long-term debt	(21)	(778)
Purchases of treasury stock, including related fees	(17)	(803)
Common stock dividends	(220)	(230)
Distributions to noncontrolling interests	(10)	(21)
Settlement of forward-starting interest rate swaps	—	(72)
Issuance cost of bridge facility	(63)	—
Other, net	(93)	(41)
Net cash provided by (used in) financing activities	8,346	(943)
Exchange rate effects on cash and cash equivalents	(61)	(12)
Net increase (decrease) in cash and cash equivalents	9,135	385
Cash and cash equivalents as of beginning of period	536	955
Cash and cash equivalents as of end of period	9,671	1,340

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire year.
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
3. Acquisitions, Dispositions and Plant Closures
Acquisitions
In December 2021, the Company acquired the Santoprene™ thermoplastic vulcanizates ("TPV") elastomers business of Exxon Mobil Corporation ("Santoprene") for a purchase price of $1.15 billion in an all-cash transaction. The Company acquired the Santoprene™, Dytron™ and Geolast™ trademarks and product portfolios, customer and supplier contracts and agreements, both production facilities producing TPV, the TPV intellectual property portfolio with associated technical and R&D assets and employees of the TPV elastomer business. The acquisition of Santoprene substantially strengthens the Company's existing elastomers portfolio, allowing the Company to bring a wider range of functionalized solutions into targeted growth areas including future mobility, medical and sustainability. The acquisition was accounted for as a business combination and the acquired operations are included in the Engineered Materials segment. The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation was based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The Company is in the ongoing process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, including deferred taxes. The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill. During the measurement period, there were no adjustments that materially impacted the Company's goodwill initially recorded.
On February 17, 2022, the Company signed a definitive agreement to acquire a majority of the Mobility & Materials business of DuPont de Nemours, Inc. (the "M&M Acquisition") for a purchase price of $11.0 billion, subject to certain adjustments, in an all-cash transaction. The Company will acquire a global production network of 29 facilities, including compounding and polymerization, customer and supplier contracts and agreements, an intellectual property portfolio including approximately 850 patents with associated technical and R&D assets, and expects to acquire approximately 5,000 employees across the manufacturing, technical, and commercial organizations. The acquired operations will be included in the Engineered Materials segment. The Company closed on the M&M Acquisition on November 1, 2022. See Note 19 for further information.
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
On March 18, 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a term loan credit agreement (the "March 2022 Term Loan Credit Agreement"), pursuant to which lenders have committed to provide a tranche of delayed-draw term loans due 364 days from issuance in an amount equal to $500 million and a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion. On September 16, 2022, Celanese, Celanese U.S. and certain subsidiaries entered into an additional term loan credit agreement (the "September 2022 Term Loan Credit Agreement" and, together with the March 2022 Term Loan Credit Agreement, the "Term Loan Credit Agreements"), pursuant to which lenders have committed to provide delayed-draw term loans due 3 years from issuance in an amount equal to $750 million (the term loans represented by the Term Loan Credit Agreements collectively, the "Term Loan Facility").
Amounts outstanding under the 364-day tranche of the Term Loan Facility will accrue interest at a rate equal to Secured Overnight Financing Rate with an interest period of one or three months ("Term SOFR") plus a margin of 1.00% to 2.00% per annum, or the base rate plus a margin of 0.00% to 1.00%, in each case, based on the Company's senior unsecured debt rating. Amounts outstanding under the 5-year tranche of the Term Loan Facility and 3-year tranche of the Term Loan Facility will accrue interest at a rate equal to Term SOFR plus a margin of 1.125% to 2.125% per annum, or the base rate plus a margin of 0.125% to 1.125%, in each case, based on the Company's senior unsecured debt rating.
The Term Loan Credit Agreements contain certain covenants described in Note 7.

The entry into the Term Loan Credit Agreements and offerings of USD- and euro-denominated notes reduced availability under the Bridge Facility to zero and the Company terminated the Bridge Facility. See Note 7 for further information.
The Term Loan Facility, subject to the terms and conditions set forth in the Term Loan Credit Agreements, together with the Acquisition Notes (as defined and described in Note 7) and additional debt financing, will be available to finance the M&M Acquisition, and to pay fees and expenses related thereto. The Term Loan Facility is guaranteed by Celanese and domestic subsidiaries representing substantially all of the Company's U.S. assets and business operations (the "Subsidiary Guarantors").
During the nine months ended September 30, 2022, the Company paid $66 million in fees related to the Bridge Facility commitment, amortizing these fees to interest expense in the nine months ended September 30, 2022.
Korea Engineering Plastics Co. Restructuring
On April 1, 2022, the Company completed the restructuring of Korea Engineering Plastics Co. ("KEPCO"), a joint venture owned 50% by the Company and 50% by Mitsubishi Gas Chemical Company, Inc. KEPCO was first formed in 1987 to manufacture and market polyoxymethylene ("POM") in Asia, with a particular focus on serving domestic demand in South Korea. KEPCO will now focus solely on manufacturing and supplying high quality products to its stockholders, who will independently market them globally. As part of the restructuring of KEPCO, the Company paid KEPCO $5 million and will pay 5 equal annual installments of €24 million on October 1 of each year beginning in 2022. This resulted in an increase to the Company's investment in KEPCO of $134 million. The Company's joint venture partner will be making similar payments to KEPCO. The restructuring did not result in a change in ownership percentage of KEPCO, nor a change in control, and KEPCO will continue to be accounted for as an equity method investment.
Plant Closures
•    Silao, Mexico
In September 2022, the Company announced that it will cease manufacturing operations at the engineered materials compounding facility in Silao, Mexico by the end of 2022, with decommissioning taking place in 2023.
The exit and shutdown costs related to this closure are as follows:

Nine Months Ended September 30, 2022
(In $ millions)
Asset impairments(1)	(8)
Restructuring(1)	(3)
Accelerated amortization expense	(3)
Total	(14)
______________________________
(1)Included in Other (charges) gains, net in the unaudited interim consolidated statement of operations (Note 18).
The Company expects to incur additional exit and shutdown costs related to Silao, Mexico of approximately $13 million through 2023.
4. Inventories

	As of September 30, 2022	As of December 31, 2021
	(In $ millions)
Finished goods	1,115	1,014
Work-in-process	81	75
Raw materials and supplies	527	435
Total	1,723	1,524

5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetate Tow	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2021	1,030	149	233	1,412
Acquisitions (Note 3)	(5)	—	—	(5)	(1)
Exchange rate changes	(80)	(2)	(31)	(113)
As of September 30, 2022(2)	945	147	202	1,294
______________________________
(1)Related to the acquisition of Santoprene.
(2)There were no accumulated impairment losses as of September 30, 2022.
The Company assesses the recoverability of the carrying amount of its reporting unit goodwill either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2022 as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin.
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2021	45	996	45	55	1,141
Acquisitions (Note 3)	—	9	—	—	9	(1)
Accumulated impairment losses	—	(4)	—	—	(4)
Exchange rate changes	(3)	(96)	(2)	(1)	(102)
As of September 30, 2022	42	905	43	54	1,044
Accumulated Amortization
As of December 31, 2021	(41)	(543)	(42)	(39)	(665)
Amortization	—	(29)	(2)	(1)	(32)
Accumulated impairment losses	—	2	—	—	2
Exchange rate changes	4	54	2	1	61
As of September 30, 2022	(37)	(516)	(42)	(39)	(634)
Net book value	5	389	1	15	410
______________________________
(1)Represents intangible assets related to the acquisition of Santoprene.

Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2021	259
Exchange rate changes	(24)
As of September 30, 2022	235
The Company assesses the recoverability of the carrying amount of its indefinite-lived intangible assets either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company did not record an impairment loss to indefinite-lived intangible assets during the nine months ended September 30, 2022 as the estimated fair value of each of the Company's indefinite-lived intangible assets exceeded the carrying value of the underlying assets by a substantial margin.
During the nine months ended September 30, 2022, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2023	39
2024	39
2025	39
2026	39
2027	38
6. Current Other Liabilities

	As of September 30, 2022	As of December 31, 2021
	(In $ millions)
Benefit obligations (Note 8)	26	26
Customer rebates	61	96
Derivatives (Note 12)	36	5
Interest (Note 7)	115	30
Legal (Note 14)	11	33
Operating leases	43	37
Restructuring (Note 18)	3	7
Salaries and benefits	108	135
Sales and use tax/foreign withholding tax payable	39	27
Other	113	77
Total	555	473

7. Debt

	As of September 30, 2022	As of December 31, 2021
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	962	527
Short-term borrowings, including amounts due to affiliates(1)	15	64
Revolving credit facility(2)	—	200
Total	977	791
______________________________
(1)The weighted average interest rate was 3.0% and 0.2% as of September 30, 2022 and December 31, 2021, respectively.
(2)The weighted average interest rate was 0.0% and 1.4% as of September 30, 2022 and December 31, 2021, respectively.

	As of September 30, 2022	As of December 31, 2021
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2022, interest rate of 4.625%	500	500
Senior unsecured notes due 2023, interest rate of 1.125%	438	509
Senior unsecured notes due 2024, interest rate of 3.500%	499	499
Senior unsecured notes due 2024, interest rate of 5.900%	2,000	—
Senior unsecured notes due 2025, interest rate of 1.250%	292	339
Senior unsecured notes due 2025, interest rate of 6.050%	1,750	—
Senior unsecured notes due 2026, interest rate of 1.400%	400	400
Senior unsecured notes due 2026, interest rate of 4.777%	975	—
Senior unsecured notes due 2027, interest rate of 2.125%	485	564
Senior unsecured notes due 2027, interest rate of 6.165%	2,000	—
Senior unsecured notes due 2028, interest rate of 0.625%	487	566
Senior unsecured notes due 2029, interest rate of 5.337%	488	—
Senior unsecured notes due 2029, interest rate of 6.330%	750	—
Senior unsecured notes due 2032, interest rate of 6.379%	1,000	—
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	164	166
Bank loans due at various dates through 2026(1)	4	6
Obligations under finance leases due at various dates through 2054	166	173
Subtotal	12,398	3,722
Unamortized debt issuance costs(2)	(76)	(19)
Current installments of long-term debt	(962)	(527)
Total	11,360	3,176
______________________________
(1)The weighted average interest rate was 1.3% and 1.3% as of September 30, 2022 and December 31, 2021, respectively.
(2)Related to the Company's long-term debt, excluding obligations under finance leases.
Senior Credit Facilities
On March 18, 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a new revolving credit agreement (the "New Revolving Credit Agreement" and, together with the Term Loan Credit Agreements, the "Credit Agreements") consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2027. The proceeds of a $365 million borrowing under the new senior unsecured revolving credit facility were used to repay and terminate the

Company's existing revolving credit facility. The Credit Agreements are guaranteed by Celanese, Celanese U.S. and the Subsidiary Guarantors. The Subsidiary Guarantors are listed in Exhibit 22.1 to this Quarterly Report.
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
The Company's debt balances and amounts available for borrowing under its new senior unsecured revolving credit facility are as follows:

As of September 30, 2022
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	—
Available for borrowing(2)	1,750
______________________________
(1)The Company borrowed $365 million under its new senior unsecured revolving credit facility to repay and terminate its previous unsecured revolving credit facility and repaid $365 million under its new senior unsecured revolving credit facility during the nine months ended September 30, 2022. The Company borrowed $165 million and repaid $365 million under its previous unsecured revolving credit facility during the three months ended March 31, 2022.
(2)The margin for borrowings under the senior unsecured revolving credit facility was 1.00% to 2.00% above certain interbank rates at current Company credit ratings.
On November 1, 2022, the Company borrowed $300 million under its senior unsecured revolving credit facility for general corporate purposes, reducing availability of borrowings under the facility to $1.45 billion.
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
On July 14, 2022, Celanese U.S. completed an offering of $7.5 billion aggregate principal amount of notes of various maturities in a public offering registered under the Securities Act (the "Acquisition USD Notes"). On July 19, 2022, Celanese U.S. completed an offering of €1.5 billion in aggregate principal amount of euro-denominated senior unsecured notes due in 2026 and 2029 in a public offering registered under the Securities Act (collectively, the "Acquisition Euro Notes" and together with the Acquisition USD Notes, the "Acquisition Notes"). Certain of the Acquisition Notes were issued at a discount to par, which will be amortized to Interest expense in the consolidated statement of operations over the terms of the applicable Acquisition Notes. Fees and expenses of the offering of the Acquisition Notes, inclusive of underwriting discounts, were $65 million.

Accounts Receivable Purchasing Facility
In June 2021, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 18, 2024. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries in the event of bankruptcy. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's unaudited consolidated balance sheet. The Company de-recognized $802 million and $1.1 billion of accounts receivable under this agreement for the nine months ended September 30, 2022 and twelve months ended December 31, 2021, respectively, and collected $802 million and $1.1 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $130 million were pledged by the SPE as collateral to the Purchasers as of September 30, 2022.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $228 million and $230 million of accounts receivable under these factoring agreements for the nine months ended September 30, 2022 and twelve months ended December 31, 2021, respectively, and collected $234 million and $185 million of accounts receivable sold under these factoring agreements during the same periods.
In March 2021, the Company entered into an agreement in Singapore with a financial institution to discount, on a non-recourse basis, documentary credits or other documents recorded as accounts receivable. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $41 million and $70 million of accounts receivable under this agreement for the nine months ended September 30, 2022 and twelve months ended December 31, 2021, respectively.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios (subject to adjustment following certain qualifying acquisitions, as set forth in the Credit Agreements), events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of September 30, 2022.

8. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	3	1	3	—	10	1	10	1
Interest cost	17	—	13	1	50	1	40	1
Expected return on plan assets	(42)	—	(51)	—	(125)	—	(154)	—
Total	(22)	1	(35)	1	(65)	2	(104)	2
Benefit obligation funding is as follows:

	As of September 30, 2022	Total Expected 2022
	(In $ millions)
Cash contributions to defined benefit pension plans	17	24
Benefit payments to nonqualified pension plans	15	19
Benefit payments to other postretirement benefit plans	2	4
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefit plan balances recognized in the unaudited consolidated balance sheets consist of:

	As of September 30, 2022		As of December 31, 2021
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Noncurrent Other assets	288	—	221	—
Current Other liabilities	(22)	(4)	(22)	(4)
Benefit obligations	(439)	(45)	(504)	(47)
Net amount recognized	(173)	(49)	(305)	(51)
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

The components of environmental remediation liabilities are as follows:

	As of September 30, 2022	As of December 31, 2021
	(In $ millions)
Demerger obligations (Note 14)	20	24
Divestiture obligations (Note 14)	13	14
Active sites	11	8
U.S. Superfund sites	11	12
Other environmental remediation liabilities	2	2
Total	57	60
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
The Company owned and/or operated facilities in the vicinity of the Lower 8.3 Miles, but has found no evidence that it contributed any of the contaminants of concern to the Passaic River. In June 2018, Occidental Chemical Corporation ("OCC"), the successor to the Diamond Alkali Company, sued a subsidiary of the Company and 119 other parties alleging claims for joint and several damages, contribution and declaratory relief under Section 107 and 113 of Superfund for costs to clean up the LPRSA portion of the Diamond Alkali Superfund Site, Occidental Chemical Corporation v. 21st Century Fox America, Inc., et al, No. 2:18-CV-11273-JLL-JAD (U.S. District Court New Jersey), alleging that each of the defendants owned or operated a facility that contributed contamination to the LPRSA. With respect to the Company, the OCC lawsuit is limited to the former Celanese facility that Essex County, New Jersey has agreed to indemnify the Company for and does not change the Company's estimated liability for LPRSA cleanup costs. The Company is vigorously defending these matters and currently estimates that its ultimate allocable share of the cleanup costs with respect to the Lower Passaic River Site is less than 1%. In February 2022, the EPA and a subgroup of defendants in the litigation, including Celanese, reached a settlement in principle with respect to the liability of those defendants for the LPRSA, which will not be material to the Company's results of operations, cash flows or financial position. The Company expects the settlement will be memorialized in a Consent Decree lodged with the U.S. District Court for the District of New Jersey prior to the end of the calendar year.
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
The Company declared a quarterly cash dividend of $0.70 per share on its Common Stock on October 19, 2022, amounting to $76 million. The cash dividend will be paid on November 14, 2022 to holders of record as of October 31, 2022.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

	Nine Months Ended September 30,		Total From February 2008 Through September 30, 2022
	2022	2021
Shares repurchased	—	5,332,727	69,324,429
Average purchase price per share	$—	$150.02	$83.71
Shares repurchased (in $ millions)	$—	$800	$5,803
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)	$—	$1,000	$6,866
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders' equity.
Other Comprehensive Income (Loss), Net

	Three Months Ended September 30,
	2022			2021
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	3	(52)	(49)	(6)	(9)	(15)
Gain (loss) on cash flow hedges	(15)	4	(11)	1	(16)	(15)
Total	(12)	(48)	(60)	(5)	(25)	(30)

	Nine Months Ended September 30,
	2022			2021
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(119)	(82)	(201)	3	(15)	(12)
Gain (loss) on cash flow hedges	37	(7)	30	41	(25)	16
Pension and postretirement benefits gain (loss)	2	—	2	(4)	—	(4)
Total	(80)	(89)	(169)	40	(40)	—
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges (Note 12)	Pension and Postretirement Benefits Gain (Loss) (Note 8)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2021	(271)	(43)	(15)	(329)
Other comprehensive income (loss) before reclassifications	(119)	54	2	(63)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(17)	—	(17)
Income tax (provision) benefit	(82)	(7)	—	(89)
As of September 30, 2022	(472)	(13)	(13)	(498)

11. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In percentages)
Effective income tax rate	40	16	24	18
The effective income tax rate for the three and nine months ended September 30, 2022, was higher compared to the same periods in 2021, primarily due to increases in valuation allowances on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period and increases in tax reserves related to ongoing income tax examinations, each during the three months ended September 30, 2022, and increased year to date earnings in high taxed jurisdictions for the nine months ended September 30, 2022.
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various final and proposed regulatory packages supplementing the TCJA provisions since 2018, which the Company does not expect to have a material impact on current or future income tax expense.
In December 2021, the U.S. Treasury and the IRS released final regulations addressing various aspects of the foreign tax credit regime. The regulation was published in the federal register on January 4, 2022, and became effective in the nine months ended September 30, 2022. The final regulations included guidance with respect to the definition of foreign income taxes, the eligibility of foreign taxes for the foreign tax credit, and the allocation and apportionment of interest expense. The impact of the retroactive effect of the interest expense apportionment rules for the 2020 and 2021 tax years was not material to the Company's results of operations.
In August of 2022, the Inflation Reduction Act (the "IRA") was enacted and included a 1% excise tax on share repurchases in excess of $1 million, and a corporate minimum tax of 15% on adjusted book earnings. The corporate minimum tax paid is creditable in future years to the extent that regular tax liability exceeds the minimum tax in any given year. The Company does not expect these provisions will have a material impact to future income tax expense. The IRA also provides various beneficial credits for energy efficient related manufacturing, transportation and fuels, hydrogen/carbon recapture, and renewable energy, which the Company is evaluating in regard to planned projects.
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
The Company's tax returns are under joint audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). In September 2021, the Company received a draft joint audit report proposing adjustments to transfer pricing and the reallocation of income between the related jurisdictions. The Authorities also propose to apply these adjustments to open tax years through 2019. The Company is engaged in discussions with the Authorities to evaluate the proposals. During the three months ended September 30, 2022, the Company recorded additional tax reserves of $25 million for years prior to 2022 based on unilateral discussions with one of the relevant authorities. The Company is currently evaluating all additional potential remedies.
As of September 30, 2022, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the joint examination. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the Authorities are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its position, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.
In addition, the Company's income tax returns in Mexico are under audit for the years 2017 and 2018, and in Canada for the years 2016 through 2018. On January 14, 2022, the Mexico tax authorities issued preliminary findings for disallowance of operating expenses on several of the applicable tax returns. The Company has analyzed the preliminary findings and does not expect any material impact to income tax expense. Related to Canada, the Company is discussing preliminary findings with the Canadian authorities and does not expect a material impact to income tax expense.
12. Derivative Financial Instruments
Derivatives Designated As Hedges
Net Investment Hedges
The total notional amount of foreign currency denominated debt and cross-currency swaps designated as net investment hedges are as follows:

	As of September 30, 2022	As of December 31, 2021
	(In € millions)
Total	6,017	1,653
Concurrently with the offering of the Acquisition USD Notes (Note 7), the Company entered into cross-currency swaps to effectively convert $2.0 billion and $500 million of the Acquisition USD Notes into a euro-denominated borrowing at prevailing euro interest rates, maturing on July 15, 2027 and July 15, 2032, respectively. The swaps and €1.5 billion of the Acquisition Euro Notes qualify and have been designated as net investment hedges of the Company's foreign currency exchange rate exposure on the net investments of certain of its euro-denominated subsidiaries.
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of September 30, 2022	As of December 31, 2021
	(In $ millions)
Total	686	663

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended September 30,				Statement of Operations Classification
	2022	2021	2022	2021
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(9)	10	11	(1)	Cost of sales
Interest rate swaps	—	(7)	(1)	(1)	Interest expense
Foreign currency forwards	2	—	—	—	Cost of sales
Total	(7)	3	10	(2)

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 7)	148	37	—	—	N/A
Cross-currency swaps	90	10	—	—	N/A
Total	238	47	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(8)	(2)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(8)	(2)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Nine Months Ended September 30,				Statement of Operations Classification
	2022	2021	2022	2021
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	50	33	22	(1)	Cost of sales
Interest rate swaps	—	10	(5)	(1)	Interest expense
Foreign currency forwards	2	—	—	—	Cost of sales
Total	52	43	17	(2)

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 7)	269	72	—	—	N/A
Cross-currency swaps	117	21	—	—	N/A
Total	386	93	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(12)	(6)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(12)	(6)
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of September 30, 2022	As of December 31, 2021
	(In $ millions)
Derivative Assets
Gross amount recognized	227	40
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	227	40
Gross amount not offset in the consolidated balance sheets	2	2
Net amount	225	38

	As of September 30, 2022	As of December 31, 2021
	(In $ millions)
Derivative Liabilities
Gross amount recognized	36	5
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	36	5
Gross amount not offset in the consolidated balance sheets	2	2
Net amount	34	3
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of September 30, 2022
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	16	16	Current Other assets
Commodity swaps	—	43	43	Noncurrent Other assets
Foreign currency forwards and swaps	—	1	1	Current Other assets
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	77	77	Current Other assets
Cross-currency swaps	—	84	84	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	6	6	Current Other assets
Total assets	—	227	227
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	(3)	(3)	Current Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(27)	(27)	Current Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(6)	(6)	Current Other liabilities
Total liabilities	—	(36)	(36)

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of December 31, 2021
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	8	8	Current Other assets
Commodity swaps	—	23	23	Noncurrent Other assets
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	2	2	Current Other assets
Cross-currency swaps	—	5	5	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	2	2	Current Other assets
Total assets	—	40	40
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(2)	(2)	Current Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(5)	(5)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of September 30, 2022
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	24	24	—	24
Long-term debt, including current installments of long-term debt	12,398	11,467	166	11,633
As of December 31, 2021
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	28	28	—	28
Long-term debt, including current installments of long-term debt	3,722	3,639	173	3,812
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
As of September 30, 2022, and December 31, 2021, the fair values of cash and cash equivalents, receivables, marketable securities, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. Cash and cash equivalents includes $2.9 billion of U.S. treasury bills purchased during the three months ended September 30, 2022, which will be held to maturity. Unrealized gains and losses on the U.S. treasury bills were not significant as of September 30, 2022 and therefore, the amortized cost of the U.S. treasury bills approximated their fair value. These items have been excluded from the table with the exception of the current installments of long-term debt.
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

The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of September 30, 2022 are $106 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $125 million as of September 30, 2022. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of September 30, 2022, the Company had unconditional purchase obligations of $4.0 billion, which extend through 2042.
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

15. Segment Information

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended September 30, 2022
Net sales	929	135	1,274	—	(37)	(1)	2,301
Other (charges) gains, net (Note 18)	(14)	—	—	(1)	—		(15)
Operating profit (loss)	114	(3)	315	(118)	—		308
Equity in net earnings (loss) of affiliates	69	—	1	3	—		73
Depreciation and amortization	43	10	43	4	—		100
Capital expenditures	34	9	65	15	—		123	(2)
	Three Months Ended September 30, 2021
Net sales	684	128	1,489	—	(35)	(1)	2,266
Other (charges) gains, net (Note 18)	—	—	1	(1)	—		—
Operating profit (loss)	91	12	517	(84)	—		536
Equity in net earnings (loss) of affiliates	39	—	1	4	—		44
Depreciation and amortization	35	10	44	4	—		93
Capital expenditures	36	10	73	4	—		123	(2)
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes a decrease in accrued capital expenditures of $16 million and an increase of $21 million for the three months ended September 30, 2022 and 2021, respectively.

	Engineered Materials	Acetate Tow	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Nine Months Ended September 30, 2022
Net sales	2,787	379	4,268	—	(109)	(1)	7,325
Other (charges) gains, net (Note 18)	(14)	—	—	(1)	—		(15)
Operating profit (loss)	404	—	1,243	(325)	—		1,322
Equity in net earnings (loss) of affiliates	171	—	8	10	—		189
Depreciation and amortization	134	31	130	14	—		309
Capital expenditures	99	26	205	39	—		369	(2)
	As of September 30, 2022
Goodwill and intangible assets, net	1,544	152	243	—	—		1,939
Total assets	5,672	1,202	4,307	10,156	—		21,337
	Nine Months Ended September 30, 2021
Net sales	2,011	385	3,954	—	(88)	(1)	6,262
Other (charges) gains, net (Note 18)	6	—	1	(4)	—		3
Operating profit (loss)	344	52	1,284	(251)	—		1,429
Equity in net earnings (loss) of affiliates	96	—	5	9	—		110
Depreciation and amortization	105	29	128	12	—		274
Capital expenditures	92	31	171	15	—		309	(2)
	As of December 31, 2021
Goodwill and intangible assets, net	1,714	154	279	—	—		2,147
Total assets	5,363	1,098	4,428	1,086	—		11,975
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes a decrease in accrued capital expenditures of $31 million and an increase of $5 million for the nine months ended September 30, 2022 and 2021, respectively.
16. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of September 30, 2022, the Company had $1.3 billion of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $86 million of its remaining performance obligations as Net sales in 2022, $348 million in 2023, $351 million in 2024 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Current and Noncurrent Other liabilities in the unaudited consolidated balance sheets.
The Company does not have any material contract assets as of September 30, 2022.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In $ millions)
Engineered Materials
North America	292	194	865	546
Europe and Africa	355	282	1,112	882
Asia-Pacific	256	185	733	518
South America	26	23	77	65
Total	929	684	2,787	2,011

Acetate Tow
North America	24	24	75	77
Europe and Africa	65	64	181	204
Asia-Pacific	44	39	118	99
South America	2	1	5	5
Total	135	128	379	385

Acetyl Chain
North America	437	405	1,262	1,046
Europe and Africa	396	458	1,417	1,188
Asia-Pacific	357	540	1,354	1,530
South America	47	51	126	102
Total(1)	1,237	1,454	4,159	3,866
______________________________
(1)Excludes intersegment sales of $37 million and $35 million for the three months ended September 30, 2022 and 2021, respectively. Excludes intersegment sales of $109 million and $88 million for the nine months ended September 30, 2022 and 2021, respectively.

17. Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	192	519	1,134	1,384
Earnings (loss) from discontinued operations	(1)	(13)	(7)	(18)
Net earnings (loss)	191	506	1,127	1,366

Weighted average shares - basic	108,428,982	110,532,051	108,336,574	112,101,651
Incremental shares attributable to equity awards(1)	636,988	512,507	822,258	597,646
Weighted average shares - diluted	109,065,970	111,044,558	109,158,832	112,699,297
______________________________
(1)Excludes 181,027 and 0 equity award shares for the three months ended September 30, 2022 and 2021, respectfully, as their effect would have been antidilutive. Excludes 149,272 and 67 equity award shares for the nine months ended September 30, 2022 and 2021, respectfully, as their effect would have been antidilutive.
18. Other (Charges) Gains, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In $ millions)
Restructuring	(3)	(1)	(3)	(5)
Asset impairments	(12)	—	(12)	(2)
Plant/office closures	—	1	—	10
Total	(15)	—	(15)	3
19. Subsequent Events
On November 1, 2022, the Company completed the M&M Acquisition pursuant to a definitive agreement entered into on February 17, 2022 between the Company and DuPont de Nemours, Inc. The M&M Acquisition was completed for $11.0 billion in cash, subject to transaction adjustments (the "Purchase Price"). The acquired operations will be included in the Engineered Materials segment (Note 3). The Company has not presented a purchase price allocation related to the fair values of assets acquired and liabilities assumed because the initial accounting for the acquisition was incomplete as of the issuance date of the financial statements. The Purchase Price was funded using net proceeds from the sale of the Acquisition Notes, the Term Loan Facility and cash on hand.

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
•the accuracy or inaccuracy of our beliefs or assumptions regarding anticipated benefits of the acquisition (the "M&M Acquisition") by us of the majority of the Mobility & Materials business (the "M&M Business") of DuPont de Nemours, Inc. ("DuPont"), including as a result of the performance of the M&M Business between signing and closing of the M&M Acquisition;
•the possibility that we will not be able to realize anticipated improvements in the M&M Business's financial performance – including optimizing pricing, currency mix and inventory – or realize the anticipated benefits of the M&M Acquisition, including synergies and growth opportunities, within the anticipated timeframe or at all, whether as a result of difficulties arising from the operation or integration of the M&M Business or other unanticipated delays, costs, inefficiencies or liabilities;
•increased commercial, legal or regulatory complexity of entering into, or expanding our exposure to, certain end markets and geographies;
•risks in the global economy and equity and credit markets and their potential impact on our ability to pay down debt in the future and/or refinance at suitable rates, in a timely manner, or at all;
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
On February 17, 2022, we signed a definitive agreement to acquire a majority of the Mobility & Materials business of DuPont de Nemours, Inc. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information. We closed on the M&M Acquisition on November 1, 2022. See Note 19 - Subsequent Events in the accompanying unaudited interim consolidated financial statements for further information.

Results of Operations
Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	2,301	2,266	35	7,325	6,262	1,063
Gross profit	546	715	(169)	1,996	1,961	35
Selling, general and administrative ("SG&A") expenses	(184)	(165)	(19)	(555)	(463)	(92)
Other (charges) gains, net	(15)	—	(15)	(15)	3	(18)
Operating profit (loss)	308	536	(228)	1,322	1,429	(107)
Equity in net earnings (loss) of affiliates	73	44	29	189	110	79
Non-operating pension and other postretirement employee benefit (expense) income	25	37	(12)	74	113	(39)
Interest expense	(154)	(21)	(133)	(237)	(70)	(167)
Interest income	34	2	32	36	7	29
Dividend income - equity investments	30	35	(5)	103	114	(11)
Earnings (loss) from continuing operations before tax	321	622	(301)	1,491	1,691	(200)
Earnings (loss) from continuing operations	194	520	(326)	1,140	1,388	(248)
Earnings (loss) from discontinued operations	(1)	(13)	12	(7)	(18)	11
Net earnings (loss)	193	507	(314)	1,133	1,370	(237)
Net earnings (loss) attributable to Celanese Corporation	191	506	(315)	1,127	1,366	(239)
Other Data
Depreciation and amortization	100	93	7	309	274	35
SG&A expenses as a percentage of Net sales	8.0%	7.3%		7.6%	7.4%
Operating margin(1)	13.4%	23.7%		18.0%	22.8%
Other (charges) gains, net
Restructuring	(3)	(1)	(2)	(3)	(5)	2
Asset impairments	(12)	—	(12)	(12)	(2)	(10)
Plant/office closures	—	1	(1)	—	10	(10)
Total Other (charges) gains, net	(15)	—	(15)	(15)	3	(18)
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of September 30, 2022	As of December 31, 2021
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	9,671	536

Short-term borrowings and current installments of long-term debt - third party and affiliates	977	791
Long-term debt, net of unamortized deferred financing costs	11,360	3,176
Total debt	12,337	3,967

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	23	25	(12)	—	36
Acetate Tow	(3)	8	—	—	5
Acetyl Chain	(13)	2	(3)	—	(14)
Total Company	(2)	9	(5)	—	2
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Volume	Price	Currency	Other	Total
	(unaudited)
	(In percentages)
Engineered Materials	22	25	(8)	—	39
Acetate Tow	(7)	5	—	—	(2)
Acetyl Chain	(4)	14	(2)	—	8
Total Company	4	17	(4)	—	17
Consolidated Results
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Net sales increased $35 million, or 2%, for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•higher pricing in all of our segments, primarily driven by our Engineered Materials segment due to higher raw material costs, higher energy costs and product mix; and
•higher volume in our Engineered Materials segment, primarily in elastomers related to our acquisition of the Santoprene™ thermoplastic vulcanizates elastomers business of Exxon Mobil Corporation ("Santoprene");
partially offset by:
•lower volume in our Acetyl Chain segment due to decreased demand primarily in Asia and Europe; and
•an unfavorable currency impact resulting from a weaker euro relative to the U.S. dollar.
Selling, general and administrative expenses increased $19 million, or 12%, for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•higher functional and project spending of $51 million in Other Activities;
partially offset by:
•lower incentive compensation cost.
Operating profit decreased $228 million, or 43%, for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•higher raw material and energy costs across all of our segments;

•lower Net sales in our Acetyl Chain segment; and
•higher spending in our Engineered Materials segment as a result of our acquisition of Santoprene, as well as plant operating and administrative expenses;
partially offset by:
•higher Net sales in our Engineered Materials segment.
Equity in net earnings (loss) of affiliates increased $29 million for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•an increase in equity investment in earnings of $39 million from our Ibn Sina strategic affiliate, primarily as a result of tighter market conditions and stronger demand.
Our effective income tax rate for the three months ended September 30, 2022 was 40% compared to 16% for the same period in 2021. The higher effective income tax rate was primarily due to increases in valuation allowances on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period and increases in tax reserves related to ongoing income tax examinations. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net sales increased $1.1 billion, or 17%, for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•higher pricing in all of our segments, primarily driven by our Acetyl Chain segment due to tighter market conditions as a result of increased customer demand in the Western Hemisphere and supply constraints across most regions, as well as our Engineered Materials segment due to higher raw material costs, energy costs and product mix; and
•higher volume in our Engineered Materials segment, primarily in elastomers related to our acquisition of Santoprene;
partially offset by:
•an unfavorable currency impact resulting from a weaker euro relative to the U.S. dollar; and
•lower volume in our other segments, primarily driven by our Acetyl Chain segment due to decreased demand predominantly in Asia.
Selling, general and administrative expenses increased $92 million, or 20%, for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•higher functional and project spending of $117 million in Other Activities.
Operating profit decreased $107 million, or 7%, for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•higher raw material and energy costs across all of our segments; and
•higher spending across most of our segments, primarily driven by our Engineered Materials segment as a result of our acquisition of Santoprene, as well as plant operating and administrative expenses;
partially offset by:
•higher Net sales across most of our segments.
Non-operating pension and other postretirement employee benefit income decreased $39 million, or 35%, for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•lower expected return on plan assets and higher interest cost.

Equity in net earnings (loss) of affiliates increased $79 million for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•an increase in equity investment in earnings of $76 million from our Ibn Sina strategic affiliate, primarily as a result of tighter market conditions and stronger demand.
Our effective income tax rate for the nine months ended September 30, 2022 was 24% compared to 18% for the same period in 2021. The higher effective income tax rate was primarily due to increases in valuation allowances on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period and increases in tax reserves related to ongoing income tax examinations and increased earnings in high tax jurisdictions. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

Business Segments
Engineered Materials

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2022	2021			2022	2021
	(unaudited)
	(In $ millions, except percentages)
Net sales	929	684	245	35.8%	2,787	2,011	776	38.6%
Net Sales Variance
Volume	23%				22%
Price	25%				25%
Currency	(12)%				(8)%
Other	—%				—%
Other (charges) gains, net	(14)	—	(14)	(100.0)%	(14)	6	(20)	(333.3)%
Operating profit (loss)	114	91	23	25.3%	404	344	60	17.4%
Operating margin	12.3%	13.3%			14.5%	17.1%
Equity in net earnings (loss) of affiliates	69	39	30	76.9%	171	96	75	78.1%
Depreciation and amortization	43	35	8	22.9%	134	105	29	27.6%
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
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Net sales increased for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•higher pricing for most of our products, primarily due to higher raw material costs, higher energy costs and product mix; and
•higher volume, primarily in elastomers related to our acquisition of Santoprene;
partially offset by:
•an unfavorable currency impact resulting from a weaker euro relative to the U.S. dollar.
Operating profit increased for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•higher Net sales;
largely offset by:
•higher raw material costs for most of our products and increased sourcing costs as a result of higher logistical costs and global shipping constraints;
•higher energy costs of $66 million, primarily for steam;

•higher spending of $37 million, primarily as a result of our acquisition of Santoprene, as well as plant operating and administrative expenses; and
•an unfavorable impact of $14 million to Other (charges) gains, net. During the three months ended September 30, 2022, we recorded an $8 million long-lived asset impairment loss related to certain fixed and intangible assets used in manufacturing operations in Silao, Mexico in the current year. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.
Equity in net earnings (loss) of affiliates increased for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•an increase in equity investment in earnings of $39 million from our Ibn Sina strategic affiliate, primarily as a result of tighter market conditions and stronger demand.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net sales increased for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•higher pricing for most of our products, primarily due to higher raw material costs, higher energy costs and product mix; and
•higher volume, primarily in elastomers related to our acquisition of Santoprene;
partially offset by:
•an unfavorable currency impact resulting from a weaker euro relative to the U.S. dollar.
Operating profit increased for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•higher Net sales;
largely offset by:
•higher raw material costs for all of our products and increased sourcing costs as a result of higher logistical costs and global shipping constraints;
•higher energy costs of $146 million, primarily for steam;
•higher spending of $113 million, primarily as a result of our acquisition of Santoprene, as well as plant operating and administrative expenses; and
•an unfavorable impact of $20 million to Other (charges) gains, net. During the nine months ended September 30, 2021, we recorded a $9 million gain on the termination of our Ferrara Marconi, Italy office lease, which did not recur in the current year. During the nine months ended September 30, 2022, we recorded an $8 million long-lived asset impairment loss related to certain fixed and intangible assets used in manufacturing operations in Silao, Mexico in the current year.
Equity in net earnings (loss) of affiliates increased for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•an increase in equity investment in earnings of $76 million from our Ibn Sina strategic affiliate, primarily as a result of tighter market conditions and stronger demand.

Acetate Tow

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2022	2021			2022	2021
	(unaudited)
	(In $ millions, except percentages)
Net sales	135	128	7	5.5%	379	385	(6)	(1.6)%
Net Sales Variance
Volume	(3)%				(7)%
Price	8%				5%
Currency	—%				—%
Other	—%				—%
Operating profit (loss)	(3)	12	(15)	(125.0)%	—	52	(52)	(100.0)%
Operating margin	(2.2)%	9.4%			—%	13.5%
Dividend income - equity investments	30	34	(4)	(11.8)%	102	112	(10)	(8.9)%
Depreciation and amortization	10	10	—	—%	31	29	2	6.9%
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
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Net sales increased for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•higher pricing, primarily due to higher raw material and energy costs.
Operating profit decreased for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•higher energy costs of $10 million, primarily related to natural gas pricing; and
•higher raw material costs of $7 million as a result of cost inflation and global shipping constraints;
partially offset by:
•higher Net sales.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net sales decreased for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•lower acetate tow volume primarily related to dynamic market conditions, as well as supply constraints and shipping vessel disruptions;
partially offset by:
•higher pricing, primarily due to higher raw material and energy costs.

Operating profit decreased for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•higher energy costs of $34 million, primarily related to natural gas pricing;
•higher raw material costs of $20 million as a result of cost inflation and global shipping constraints; and
•lower Net sales.

Acetyl Chain

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2022	2021			2022	2021
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,274	1,489	(215)	(14.4)%	4,268	3,954	314	7.9%
Net Sales Variance
Volume	(13)%				(4)%
Price	2%				14%
Currency	(3)%				(2)%
Other	—%				—%
Operating profit (loss)	315	517	(202)	(39.1)%	1,243	1,284	(41)	(3.2)%
Operating margin	24.7%	34.7%			29.1%	32.5%
Depreciation and amortization	43	44	(1)	(2.3)%	130	128	2	1.6%
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
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Net sales decreased for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•lower volume for most of our products due to decreased demand primarily in Asia and Europe;
•lower pricing for acid, primarily due to weaker economic conditions particularly in China; and
•an unfavorable currency impact resulting from a weaker euro relative to the U.S. dollar;
partially offset by:
•higher pricing for most of our other products, primarily due to tighter market conditions as a result of increased customer demand in the Western Hemisphere and supply constraints across most regions.
Operating profit decreased for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•lower Net sales;

•higher raw material and sourcing costs, primarily for methanol and carbon monoxide due to stronger demand and tighter market conditions, as well as higher distribution costs due to global shipping constraints; and
•higher energy costs of $27 million, primarily due to price increases for natural gas and electricity.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Net sales increased for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•higher pricing for most of our products, primarily due to tighter market conditions as a result of increased customer demand in the Western Hemisphere and supply constraints across most regions; and
•higher volume, primarily for VAM due to lower competitor utilization in the Western Hemisphere;
partially offset by:
•lower volume for most of our other products due to decreased demand, primarily in Asia; and
•an unfavorable currency impact resulting from a weaker euro relative to the U.S. dollar.
Operating profit decreased for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•higher raw material and sourcing costs, primarily for methanol, carbon monoxide and ethylene due to stronger demand and tighter market conditions, as well as higher distribution costs due to global shipping constraints;
•higher energy costs of $62 million, primarily due to price increases for natural gas and electricity; and
•higher spending of $49 million, primarily as a result of increased plant operating and maintenance expenses;
largely offset by:
•higher Net sales.

Other Activities

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2022	2021			2022	2021
	(unaudited)
	(In $ millions, except percentages)
Operating profit (loss)	(118)	(84)	(34)	(40.5)%	(325)	(251)	(74)	(29.5)%
Non-operating pension and other postretirement employee benefit (expense) income	25	37	(12)	(32.4)%	74	113	(39)	(34.5)%
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
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Operating loss increased for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•higher functional and project spending of $51 million;
partially offset by:
•lower incentive compensation cost.
Non-operating pension and other postretirement employee benefit income decreased for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•lower expected return on plan assets and higher interest cost.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Operating loss increased for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•higher functional and project spending of $117 million;
partially offset by:
•lower incentive compensation cost.
Non-operating pension and other postretirement employee benefit income decreased for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•lower expected return on plan assets and higher interest cost.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facility. As of September 30, 2022, we have $1.75 billion available for borrowing under our senior unsecured revolving credit facility, if required, in meeting our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $9.7 billion as of September 30, 2022. We are actively managing our business to maintain cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
On February 17, 2022, we signed a definitive agreement to acquire a majority of the Mobility & Materials business of DuPont de Nemours, Inc. (the "M&M Acquisition") for a purchase price of $11.0 billion, subject to certain adjustments, in an all-cash transaction. For further information regarding the acquisition and related financing transactions, see Debt and Other Obligations in this Liquidity and Capital Resources and Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements. We closed on the M&M Acquisition on November 1, 2022. See Note 19 - Subsequent Events in the accompanying unaudited interim consolidated financial statements for further information.
Our incurrence of debt to finance the purchase price for the M&M Acquisition has increased our leverage and will increase, as of the closing of the M&M Acquisition, our ratio of indebtedness to consolidated EBITDA as set forth in our senior unsecured credit facilities. We believe that cash flows from our operations, together with cash generation, synergy opportunities from the M&M Acquisition and cost reduction initiatives, will support our deleveraging efforts over the next few years. In furtherance of these deleveraging efforts, we have paused our share repurchase program, reevaluated and reduced our anticipated 2022 capital expenditures by approximately $50 million and are in the process of evaluating additional cash generation opportunities which may include the opportunistic disposition or monetization of product or business lines or other assets. We are committed to rapid deleveraging and to maintaining our investment grade debt rating.
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
We continue to prioritize those projects expected to drive productivity in the near term and expect capital expenditures to be approximately $550 million in 2022, primarily due to certain investments in growth opportunities and productivity improvements. In Engineered Materials, our planned expansion of the compounding capacity at our facilities in China is experiencing some delays due to certain permitting issues. In the Acetyl Chain, our planned expansion of (1) the capacity of our vinyl acetate ethylene ("VAE") and emulsions plants in Nanjing, China, (2) the capacity of our vinyl acetate monomer ("VAM") plant in Bay City, Texas and (3) the sustainable production of methanol at our Fairway joint venture in Clear Lake, Texas using captured carbon dioxide as feedstock, are on schedule. Lastly, our planned acetic acid expansion in Clear Lake, Texas and our VAE emulsion plant expansion in Frankfurt, Germany, are still in construction and on schedule. We continue to see the incremental capacity from investments made in recent years strengthen our manufacturing network reliability to best serve our customers.
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
Cash Flows
Cash and cash equivalents increased $9.1 billion to $9.7 billion as of September 30, 2022 compared to December 31, 2021. As of September 30, 2022, $825 million of the $9.7 billion of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a prior year charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations.
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $105 million to $1.3 billion for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•a decrease in VAT taxes receivable primarily due to the receipt of refunds during the nine months ended September 30, 2022;
•a payment for the European Commission settlement of $100 million, which did not recur in the current year; and
•favorable trade working capital of $65 million, primarily due to a decrease in trade receivables and trade payables, partially offset by an increase in inventory. Trade receivables decreased primarily as a result of the timing of trade receivable collections during the nine months ended September 30, 2022 and trade payables decreased as a result of the timing of settlement of trade payables. Inventory increased primarily as a result of higher costs for raw materials during the nine months ended September 30, 2022;
partially offset by:
•a decrease in Net earnings.
•Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $595 million to $428 million for the nine months ended September 30, 2022 compared to net cash provided by investing activities of $167 million for the same period in 2021, primarily due to:
•proceeds from the sale of marketable securities of $500 million, which did not recur in the current year; and
•an increase of $96 million in capital expenditures during the nine months ended September 30, 2022.
•Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities increased $9.3 billion to $8.3 billion for the nine months ended September 30, 2022 compared to net cash used in financing activities of $943 million for the same period in 2021, primarily due to:
•an increase in net proceeds of long-term debt of $8.8 billion, primarily due to the issuance of senior unsecured notes consisting of $2.0 billion in principal amount of 5.900% notes due July 5, 2024, $1.75 billion in principal amount of 6.050% notes due March 15, 2025, $2.0 billion in principal amount of 6.165% notes due July 15, 2027, $750 million in principal amount of 6.330% notes due July 15, 2029 and $1.0 billion in principal amount of 6.379% notes due July 15, 2032 (collectively, the "Acquisition USD Notes"), as well as senior unsecured notes consisting of €1.0 billion in principal amount of 4.777% notes due July 19, 2026 and €500 million in principal amount of 5.337% notes due January 19, 2029 (collectively, the "Acquisition Euro Notes" and, together with the Acquisition USD Notes, the "Acquisition Notes"), partially offset by the maturity of the 5.875% senior unsecured notes ("5.875% Notes") which were repaid during the nine months ended September 30, 2021;
•a decrease in share repurchases of our Common Stock of $786 million during the nine months ended September 30, 2022; and

•settlement of a forward-starting interest rate swap of $72 million, which did not recur in the current year;
partially offset by:
•a decrease in net borrowings on short-term debt of $260 million, primarily due to borrowing under the senior unsecured revolving credit facility to repay the 5.875% Notes which matured during the nine months ended September 30, 2021; and
•a payment of $63 million during the nine months ended September 30, 2022 for fees related to a bridge facility commitment letter with Bank of America, N.A. ("Bank of America") pursuant to which Bank of America has committed to provide, subject to the terms and conditions set therein, a 364-day $11.0 billion senior unsecured bridge term loan facility (the "Bridge Facility").
Debt and Other Obligations
On March 18, 2022, we entered into a term loan credit agreement (the "March 2022 Term Loan Credit Agreement"), pursuant to which lenders have committed to provide a tranche of delayed-draw term loans due 364 days from issuance in an amount equal to $500 million and a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion. On September 16, 2022, Celanese, Celanese U.S. and certain subsidiaries entered into an additional term loan credit agreement (the "September 2022 Term Loan Credit Agreement" and, together with the March 2022 Term Loan Credit Agreement, the "Term Loan Credit Agreements"), pursuant to which lenders have committed to provide delayed-draw term loans due 3 years from issuance in an amount equal to $750 million (the term loans represented by the Term Loan Credit Agreements collectively, the "Term Loan Facility"). The Term Loan Facility is guaranteed by Celanese and domestic subsidiaries representing substantially all of our U.S. assets and business operations.
On March 18, 2022, we entered into a new revolving credit agreement (the "New Revolving Credit Agreement" and, together with the Term Loan Credit Agreements the "Credit Agreements") consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2027. The proceeds of a $365 million borrowing under the new senior unsecured revolving credit facility were used to repay and terminate our existing revolving credit facility.
On July 14, 2022 and July 19, 2022, Celanese U.S. completed the offerings of the Acquisition USD Notes and Acquisition Euro Notes, respectively. Fees and expenses of the offering of the Acquisition Notes, inclusive of underwriting discounts, were $65 million.
The entry into the Term Loan Credit Agreements and the offerings of the Acquisition Notes reduced availability under the Bridge Facility to zero, and we terminated the Bridge Facility. During the nine months ended September 30, 2022, the Company paid $66 million in fees related to the Bridge Facility commitment, amortizing these fees to interest expense.
The Term Loan Facility, subject to the terms and conditions set forth in the Term Loan Credit Agreements, together with the Acquisition Notes and additional debt financing, will be available to finance the M&M Acquisition, and to pay fees and expenses related thereto.
On November 1, 2022, we borrowed $300 million under our senior unsecured revolving credit facility for general corporate purposes, reducing availability of borrowings under the facility to $1.45 billion.
See Note 3 - Acquisitions, Dispositions and Plant Closures and Note 7 - Debt in the accompanying unaudited interim consolidated financial statements for further information.
There have been no material changes to our debt or other obligations described in our 2021 Form 10-K other than those disclosed above and in Note 7 - Debt in the accompanying unaudited interim consolidated financial statements.
Accounts Receivable Purchasing Facility
In June 2021, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $802 million and $1.1 billion of accounts receivable under this agreement for the nine months ended September 30, 2022 and twelve months ended December 31, 2021, respectively, and collected $802 million and $1.1 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $130 million were pledged by the SPE as collateral to the Purchasers as of September 30, 2022.

Factoring and Discounting Agreements
We have factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. We de-recognized $228 million and $230 million of accounts receivable under these factoring agreements for the nine months ended September 30, 2022 and twelve months ended December 31, 2021, respectively, and collected $234 million and $185 million of accounts receivable sold under these factoring agreements during the same periods.
In March 2021, we entered into an agreement in Singapore with a financial institution to discount, on a non-recourse basis, documentary credits or other documents recorded as accounts receivable. We de-recognized $41 million and $70 million of accounts receivable under this agreement for the nine months ended September 30, 2022 and twelve months ended December 31, 2021, respectively.
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

Nine Months Ended September 30, 2022
(In $ millions)
(unaudited)
Net sales to third parties	1,550
Net sales to non-guarantor subsidiaries	743
Total net sales	2,293
Gross profit	379
Earnings (loss) from continuing operations	(218)
Net earnings (loss)	(222)
Net earnings (loss) attributable to the Obligor Group	(222)

	As of September 30, 2022	As of December 31, 2021
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	511	624
Other current assets	10,139	1,236
Total current assets	10,650	1,860
Goodwill	578	578
Other noncurrent assets	2,892	2,584
Total noncurrent assets	3,470	3,162
Current liabilities due to non-guarantor subsidiaries	3,097	2,493
Current liabilities due to affiliates	15	64
Other current liabilities	1,721	1,347
Total current liabilities	4,833	3,904
Noncurrent liabilities due to non-guarantor subsidiaries	2,316	2,348
Other noncurrent liabilities	11,902	3,610
Total noncurrent liabilities	14,218	5,958
Share Capital
We declared a quarterly cash dividend of $0.70 per share on our Common Stock on October 19, 2022, amounting to $76 million.
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
Tax Return Audits
Our tax returns are under joint audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). In September 2021, we received a draft joint audit report proposing adjustments to transfer pricing and the reallocation of income between the related jurisdictions. The Authorities also propose to apply these adjustments to open tax years through 2019. We are engaged in discussions with the Authorities to evaluate the proposals. During the three months ended September 30, 2022, we recorded additional tax reserves of $25 million for years prior to 2022 based on unilateral discussions with one of the relevant authorities. We are currently evaluating all additional potential remedies. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

Business Environment
We continue to experience significant cost inflation, inflationary pressure and supply disruptions related to the sourcing of raw materials, energy, logistics and labor in 2022. We continue to closely monitor the impact of, and responses to, COVID-19 variants, including government imposed lockdowns in China and elsewhere, and geopolitical effects on demand conditions and the supply chain. Demand conditions across certain regions in the Western Hemisphere and China have deteriorated, creating uncertainty, impacting consumer activity and driving customer destocking. Average prices of energy feedstocks, particularly natural gas, which are a significant input and source of energy for our manufacturing operations, have continued to increase in the Western Hemisphere and particularly in Europe. We also experienced cost pressure on raw material inputs. We have continued pricing actions intended to offset these inflationary headwinds. Continued moderation of acetyls pricing is expected to trend to more normalized levels through the end of 2022. We expect that sourcing costs and inflationary pressures will continue to be significant across the business throughout the rest of the year.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2022, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Risks Relating to the acquisition of the majority of the Mobility & Materials business (the "M&M Acquisition" and such business being acquired, the "M&M Business") of DuPont de Nemours, Inc. ("DuPont")
We have made certain assumptions relating to the M&M Acquisition which may prove to be materially inaccurate and we may fail to realize all of the anticipated benefits of the acquisition.
We have made certain assumptions relating to the M&M Acquisition, which may prove to be inaccurate. Our failure to identify or understand the magnitude of the problems, liabilities or other challenges associated with the M&M Acquisition could result in incorrect expectations of future results and increased risk of unanticipated or unknown issues or liabilities. Our mitigation strategies for such risks that are identified may be ineffective. These assumptions relate to numerous matters, including:
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

We cannot guarantee that we will achieve our goals or meet our expectations with respect to the M&M Acquisition. Through our review to-date since the November 1, 2022 closing, we have learned that for the remainder of 2022 the M&M Business is expected to underperform prior expectations, and its financial performance from signing through the closing has been lower than anticipated. We cannot be certain when we will be able to realize improvements in the underlying M&M Business performance and as we proceed with integration, we may identify additional risks and challenges. The benefits of the M&M Acquisition, including the anticipated financial benefits and the synergies and growth opportunities, may not be realized as expected or may not be achieved within the anticipated timeframe, or at all. If our assumptions are inaccurate or we are unable to meet our expectations (including our expectations regarding financial targets), our business, financial performance and operating results could be materially and adversely affected.
Financing the M&M Acquisition has resulted in an increase in our indebtedness, which could adversely affect us, including by decreasing our business flexibility and increasing our interest expense.
The increase in our indebtedness to finance the M&M Acquisition may, among other things, reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditures or working capital needs. In addition, the amount of cash required to pay interest on our increased indebtedness, and thus the demands on our cash resources, has materially increased as a result of the indebtedness to finance the M&M Acquisition.
We will incur direct and indirect costs as a result of the M&M Acquisition.
We have incurred and expect to continue to incur a number of non-recurring costs associated with negotiating and completing the M&M Acquisition, combining the operations of our business and the M&M Business and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. Non-recurring expenses include, among others, employee retention costs, fees paid to financial, legal, integration and accounting advisors, severance and benefit costs. We will also incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the M&M Acquisition and the integration of the M&M Business into our business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the M&M Business, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on our financial condition and results of operations following the completion of the M&M Acquisition. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any Common Stock during the three months ended September 30, 2022. As of September 30, 2022, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008, with approximately $1.1 billion value of shares remaining that may be purchased under the program. See Note 10 - Stockholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On November 2, 2022, the Company's Board of Directors adopted and approved, effective immediately, amended and restated by-laws (as amended and restated, the "Seventh Amended and Restated By-laws") of the Company. The Seventh Amended and Restated By-laws, among other things:
•revise procedures and disclosure requirements for stockholders to provide notice of the nomination of directors (outside of "proxy access") and the submission of proposals for consideration at meetings of the stockholders of the Company;
•clarify the power of the Board to set rules and procedures for, postpone, reschedule or cancel any meeting of stockholders previously scheduled, and clarify the power of the chair of a stockholder meeting to adjourn any meeting of stockholders,
•clarify the powers of the Board and the chair of a stockholder meeting to establish rules for the conduct of any meeting of stockholders;
•revise the majority voting provision to clarify when an election will be deemed contested; and
•make certain other administrative, modernizing, clarifying and conforming changes, including making updates to reflect recent amendments to the Delaware General Corporation Law.
The foregoing description of the Seventh Amended and Restated By-laws is not complete and is qualified in its entirety by reference to the complete text of the Seventh Amended and Restated By-laws, which is filed as Exhibit 3.2 hereto and are incorporated herein by reference.

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

3.2*	Seventh Amended and Restated By-laws, amended effective November 2, 2022.

4.1
Twelfth Supplemental Indenture, dated as of July 14, 2022, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as series trustee and Computershare Trust Company, N.A. (as successor trustee to Wells Fargo Bank, National Association), as base trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on July 14, 2022).

4.2
Thirteenth Supplemental Indenture, dated as of July 19, 2022, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as series trustee, registrar and transfer agent, Computershare Trust Company, N.A. (as successor trustee to Wells Fargo Bank, National Association), as base trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed with the SEC on July 19, 2022).

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL.

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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Lori J. Ryerkerk
Chairman of the Board of Directors,
Chief Executive Officer and President

	Date:	November 4, 2022

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
Executive Vice President and
Chief Financial Officer

	Date:	November 4, 2022