Form 10-K
period 2022-12-31
Celanese Corp
filed 2023-02-24
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2022
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
(972) 443-4000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	CE	New York Stock Exchange
1.125% Senior Notes due 2023	CE /23	New York Stock Exchange
1.250% Senior Notes due 2025	CE /25	New York Stock Exchange
4.777% Senior Notes due 2026	CE /26A	New York Stock Exchange
2.125% Senior Notes due 2027	CE /27	New York Stock Exchange
0.625% Senior Notes due 2028	CE /28	New York Stock Exchange
5.337% Senior Notes due 2029	CE /29A	New York Stock Exchange
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
Large accelerated Filer   ☑ Accelerated filer   ☐ Non-accelerated filer   ☐ Smaller reporting company   ☐ Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2022 (the last business day of the registrants' most recently completed second fiscal quarter) was $12,713,879,912.
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of February 10, 2023 was 108,474,128.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Definitive Proxy Statement relating to the 2023 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

CELANESE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2022

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
Headquartered in Irving, Texas, our operations are primarily located in North America, Europe and Asia and consist of 61 global production facilities and an additional 19 strategic affiliate production facilities. As of December 31, 2022, we employed 13,263 people worldwide.
Business Segment Overview
Effective December 31, 2022, we reorganized our operating and reportable segments to align with recent structural and management reporting changes. The change reflects the resegmentation of the former Acetate Tow operating and reportable segment into the Acetyl Chain operating and reportable segment. This reorganization reflects the culmination of a shift in operating strategy and organizational hierarchy, with a focus on integration, collaboration and maximization of value creation through its global optionality and integrated chain model of the underlying businesses.
We operate principally through two business segments: Engineered Materials and the Acetyl Chain. See Business Segments in this Item 1. Business and Note 21 - Segment Information and Note 22 - Revenue Recognition in the accompanying consolidated financial statements for further information.

Business Segments
Engineered Materials

Products	Major End-Use Applications	Principal Competitors	Key Raw Materials
•Nylon compounds or formulations
•High temperature nylons ("HTN")
•Polyoxymethylene ("POM")
•Polyethylene terephthalate ("PET")
•Polybutylene terephthalate ("PBT")
•Ultra-high molecular weight polyethylene ("UHMW-PE")
•Long-fiber reinforced thermoplastics ("LFRT")
•Liquid crystal polymers ("LCP")
•Thermoplastic copolyesters ("TPC")
•Thermoplastic vulcanizates ("TPV")
•Polypropylene compounds or formulations
•Polyphenylene sulfide ("PPS")
•Ethylene acrylic elastomers ("EAE")
•Automotive •Medical •Industrial •Energy storage •Consumer electronics •Appliances •Construction •Filtration equipment •Telecommunications •Beverages •Baked goods •Electrical •Mobility •Connectivity
•Anhui Jinhe Industrial Co., Ltd.
•Ascend Performance Materials LLC
•BASF SE
•Daicel Corporation ("Daicel")
•DOMO Chemicals
•E. I. du Pont de Nemours and Company
•Kingfa Science and Technology
•Koninklijke DSM N.V.
•Korea Petrochemical Ind. Co, Ltd ("KPIC")
•SABIC Innovative Plastics
•Solvay S.A.
Other regional competitors:
•Asahi Kasei Corporation
•Braskem S.A.
•Lanxess AG
•Mitsubishi Gas Chemical Company, Inc.
•Sumitomo Corporation
•Teijin Limited
•Toray Industries, Inc.

•HMD
•Adipic acid
•Formaldehyde
•DMT
•BDO
•Ethylene
•Fiberglass
•Polypropylene
•Acetic anhydride
•Propylene
•Ethylene propylene diene monomer
•Base Oil
•PA6
•PA66
•Para-dichlorobenzene
•Diketene
•TPEE
•PTMEG
•Flame Retardants
•DDDA
•PTA
•Methyl acrylate
•Precious metals
•PET

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
Engineered Materials is a project-based business where growth is driven by increasing new project commercializations from the pipeline. Our project pipeline model leverages competitive advantages that include our global assets and resources, marketplace presence, broad materials portfolio and differentiated capabilities. Our global assets and resources are represented by our operations, including polymerization, compounding, research and development, and customer technology centers in all regions of the world, including Argentina, Belgium, Brazil, Canada, China, Germany, India, Italy, Japan, Luxembourg, Mexico, South Korea, Switzerland, Taiwan, the United Kingdom and the U.S., along with sites associated with our 16 strategic affiliates in China, Germany, Japan, Luxembourg, Netherlands, Saudi Arabia, South Korea, United Kingdom and the U.S.
In July 2020, we announced that we are establishing a European Compounding Center of Excellence at our Forli, Italy facility, which includes the intended consolidation of our compounding operations in Kaiserslautern, Germany; Wehr, Germany; and Ferrara Marconi, Italy. These operations are included in our Engineered Materials segment. We expect to complete the consolidation of the compounding operations in 2023.
On November 1, 2022, we acquired a majority of the Mobility & Materials business (the "M&M Business") of DuPont de Nemours, Inc. ("DuPont") pursuant to a definitive transaction agreement entered into on February 17, 2022 by us, DuPont and an affiliate of DuPont (the "M&M Acquisition"). The M&M Acquisition was completed for a purchase price of $11.0 billion, subject to transaction adjustments. The M&M Business is a leading global producer of engineering thermoplastics and elastomers serving a variety of end-uses including automotive, electrical and electronics, consumer goods and industrial applications. The acquired M&M Business product portfolio includes numerous specialty materials with global leadership positions in nylons, specialty nylons polyesters and elastomers. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
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
Our differentiated capabilities are highlighted in our intimate and unique customer engagement which allows us to work across the entirety of our customers' value chain. For example, in the automotive industry we work with original equipment manufacturers as well as system and tier suppliers and injection molders in numerous areas, including polymer formulation and functionality, part and structural design, mold design, color development, part testing and part processing. This broad access allows us to create a demand pull for our solutions. This business segment also includes 16 strategic affiliates that complement our global reach, improve our ability to capture growth opportunities in emerging economies and positions us as a leading participant in the global specialty polymers industry.
•Key Products
Nylon. Our nylon products include Nylfor® A (PA 6.6), Nylfor® B (PA 6), NILAMID® (PA 6, PA 66, PPA), FRIANYL® (flame retardant PA 6, PA 66, PPA compounds), ECOMID® (recycled polyamide), Zytel® (PA, PA 6, PA 66, PA 610, PA 612), Zytel® HTN (PPA) and Zytel® LCPA (long-chain polyamide) and are used in automotive, appliances, electrical, medical, industrial and consumer applications due to their mechanical properties, dimensional stability, high impact resistance, resistance to organic solvents, high wear and fatigue resistance even at high temperatures, and easy processing and molding.
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
Korea Engineering Plastics Co., Ltd., our 50%-owned strategic affiliate, manufactures POM and other engineering resins in the Asia-Pacific region. For further discussion, see Strategic Affiliates in this Item 1. Business.
National Methanol Company, our 25% owned strategic affiliate, produces methanol which is a key feedstock for POM production. Its production facilities are located in Saudi Arabia. For further discussion, see Strategic Affiliates in this Item 1. Business.

The primary raw material for POM is formaldehyde, which is manufactured from methanol. Raw materials are sourced from internal production and from third parties, generally through long-term contracts.
Polyesters. Our products include a series of thermoplastic polyesters including Celanex® PBT, Crastin® PBT, Melinex®, Mylar® and Thermx® PCT (polycyclohexylene-dimethylene terephthalate), as well as Rynite® PET, a polyester resin. These products are used in a wide variety of automotive, electrical, medical, industrial and consumer applications, including ignition system parts, radiator grilles, electrical switches, medical devices, insulation, photovoltaic panels, critical energy components, appliance and sensor housings, light emitting diodes and technical fibers.
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
TPE. Forprene®, Sofprene® T, Laprene® and Hytrel®, our TPE brands, are primarily used in automotive, construction, appliances and consumer applications due to their ability to combine the advantages of both flexible and plastic materials. These materials are selected for their ability to stretch and return to their near original shape creating a longer life and better physical range than other materials.
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
Elastomers. Vamac® EAE, our elastomer brand, is primarily used in variety of demanding automotive applications, including electric and hybrid vehicle components. These materials can be formulated to provide excellent resistance to extreme temperatures and fluids.
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
See Note 22 - Revenue Recognition in the accompanying consolidated financial statements for further information.

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
•Acetate tow
•Acetate flake

•Paints
•Coatings
•Adhesives
•Textiles
•Paper finishing
•Flexible packaging
•Lamination products
•Pharmaceuticals
•Films
•Inks
•Plasticizers
•Solvents
•Automotive parts
•External thermal insulation composite systems
•Tiling
•Plasters and renders
•Lubricants
•Filtration

•Arkema
•BASF SE
•Cerdia
•Chang Chun Petrochemical Co., Ltd.
•Daicel
•Dairen Chemical Corporation
•Dow Inc.
•Eastman Chemical Company
•E. I. du Pont de Nemours and Company
•ExxonMobil Chemical
•Huayi Chemical Co., Ltd.
•INEOS
•Jiangsu Sopo (Group) Co., Ltd.
•Kuraray Co., Ltd.
•LyondellBasell Industries N.V.
•Nippon Gohsei
•Showa Denko K.K.
•Sipchem
•Wacker Chemie AG
•Methanol •Carbon monoxide •Ethylene •Acetic acid •VAM •VAE emulsions •Conventional emulsions •Acrylate esters •Styrene •Polyvinyl alcohol •Wood pulp •Acetic anhydride
•Overview
The Acetyl Chain segment, which includes the integrated chain of intermediate chemistry, emulsion polymers, EVA polymers, redispersible powders, and acetate tow businesses, is active in every major global industrial sector and serves diverse consumer end-use applications. These include traditional vinyl-based end uses, such as paints and coatings and adhesives, as well as other unique, high-value end uses including flexible packaging, thermal laminations, wire and cable, and compounds.
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
Our acetate tow business is a leading global producer and supplier of acetate tow and acetate flake, primarily used in filter products applications. We hold an approximately 30% ownership interest in three separate ventures in China that produce acetate flake and acetate tow. China National Tobacco Corporation, a Chinese state-owned tobacco entity, has been our venture partner for over three decades. Our acetate tow business has production sites in Belgium and the U.S., along with sites at our three strategic affiliates in China.
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
Sales from acetyl products amounted to 30%, 36% and 27% of our consolidated net sales for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Pricing of our products within the Acetyl Chain segment is influenced by industry utilization, changes in the cost of raw materials, sensitivity to demand and the value-in-use. Therefore, in general, there is a direct correlation between these factors and our net sales for most Acetyl Chain products. This impact to pricing typically lags changes in raw material costs over months or quarters and impacts profit margins over those periods.
See Note 22 - Revenue Recognition in the accompanying consolidated financial statements for further information.
Other Activities
Other Activities primarily consists of corporate center costs, including administrative activities such as finance, information technology and human resource functions, interest income and expense associated with our financing activities and results of our captive insurance companies. Our two wholly-owned captive insurance companies are a key component of our global risk management program, as well as a form of self-insurance for our liability, property and workers compensation risks. The captive insurance companies retain risk at levels approved by management and obtain reinsurance coverage from third parties to limit the net risk retained. Other Activities also includes the interest cost, expected return on assets and net actuarial gains and losses components of our net periodic benefit cost for our defined benefit pension plans and other postretirement plans, which are not allocated to our business segments. Ongoing merger, acquisition and integration related costs are also included in Other Activities.
Strategic Affiliates
Our strategic affiliates represent an important component of our strategy. During 2022, we acquired interests in several global strategic affiliates as part of the M&M Acquisition, described below. We have a substantial portfolio of affiliates in various regions, including Asia-Pacific, Europe, North America and the Middle East. These affiliates have sizeable operations and are significant within their industries.

With shared characteristics such as products, applications and manufacturing technology, these strategic affiliates complement and extend our technology and specialty materials portfolio. We have historically entered into these investments to gain access to local demand, minimize costs and accelerate growth in areas we believe have significant future business potential.
Our strategic affiliates contribute substantial earnings and cash flows to us. During the year ended December 31, 2022, our equity method strategic affiliates generated combined sales of $2.3 billion, resulting in our recording $181 million of equity in net earnings of affiliates and $187 million of dividends.
Our strategic affiliates as of December 31, 2022 are as follows:

	Location of Headquarters	Ownership	Partner(s)	Year Entered
Equity Investments
Engineered Materials
National Methanol Company	Saudi Arabia	25%	Saudi Basic Industries Corporation (50%); Duke Energy Arabian Ltd. (25%)	1981
Korea Engineering Plastics Co., Ltd.	South Korea	50%	Mitsubishi Gas Chemical Company, Inc. (40%); Mitsubishi Corporation (10%)	1999
Fortron Industries, LLC	U.S.	50%	Kureha America Inc. (50%)	1992
Toray Celanese Co., Ltd.	Japan	50%	Toray (50%)	2022
DuBay Polymer GmbH	Germany	50%	Lanxess AG (50%)	2022
DuPont Teijin Films UK Ltd.	United Kingdom	50%	Teijin Limited (50%)	2022
DuPont Teijin Films Netherlands B.V.	Netherlands	50%	Teijin Limited (50%)	2022
DuPont Teijin Films Luxembourg S.A.	Luxembourg	50%	Teijin Limited (50%)	2022
DuPont Teijin Films US Limited Partnership	U.S.	50%	Teijin Limited (50%)	2022
Teijin-DuPont Films, Incorporated	U.S.	50%	Teijin Limited (50%)	2022
Consolidated Investments
Engineered Materials
DuPont Teijin Films China Ltd.	China	51%	Teijin Limited (49%)	2022
DuPont Teijin Hongji Films Ningbo Co. Ltd.	China	26%	Teijin Limited (73.99%)	2022
DuPont Hongji Films Foshan Co. Ltd.	China	26%	Teijin Limited (73.99%)	2022
DuPont Filaments-Americas, LLC	U.S.	70%	Xingda (30%)	2022
DuPont Filaments Europe, BV	Netherlands	70%	Xingda (30%)	2022
DuPont Xingda Filaments Co Ltd	China	70%	Xingda (30%)	2022
Acetyl Chain
Fairway Methanol LLC	U.S.	50%	Mitsui & Co., Ltd. (50%)	2014
Equity Investments Without Readily Determinable Fair Value
Acetyl Chain
Kunming Cellulose Fibers Company, Limited	China	30%	China National Tobacco Corporation (70%)	1993
Nantong Cellulose Fibers Company, Limited	China	31%	China National Tobacco Corporation (69%)	1986
Zhuhai Cellulose Fibers Company, Limited	China	30%	China National Tobacco Corporation (70%)	1993

National Methanol Company. National Methanol Company ("Ibn Sina") represents approximately 1% of the world's methanol production capacity and is one of the world's largest producers of methyl tertiary-butyl ether, a gasoline additive. Its production facilities are located in Saudi Arabia. Saudi Basic Industries Corporation ("SABIC") is responsible for all product marketing. Methanol is a key feedstock for POM production and is produced by our Ibn Sina affiliate which provides an economic hedge against raw material costs in our engineered materials business.
Korea Engineering Plastics Co., Ltd. Korea Engineering Plastics Co., Ltd. ("KEPCO") is a leading producer of POM in South Korea. KEPCO has polyacetal production facilities in Ulsan, South Korea, compounding facilities for PBT and nylon in Pyongtaek, South Korea, and participates with Mitsubishi Gas Chemical Company, Inc. in a world-scale POM facility in Nantong, China. In December 2020, we signed a memorandum of understanding with our joint venture partners to restructure KEPCO, in which we and our joint venture partners will receive exclusive offtake rights to POM in Asia and global marketing rights without restrictions. On April 1, 2022, we completed the joint venture restructuring of KEPCO. As part of the restructuring of KEPCO, we paid KEPCO $5 million and will pay 5 equal annual installments of €24 million on October 1 of each year beginning in 2022. This resulted in an increase to our investment in KEPCO of $134 million. Our joint venture partner will be making similar payments to KEPCO. The restructuring did not result in a change in ownership percentage of KEPCO, nor a change in control, and KEPCO will continue to be accounted for as an equity method investment.
Fortron Industries, LLC. Fortron Industries LLC ("Fortron") is a leading global producer of PPS, sold under the Fortron® brand, which is used in a wide variety of automotive and other applications, especially those requiring heat and/or chemical resistance. Fortron's facility is located in Wilmington, North Carolina. This venture combines our sales, marketing, distribution, compounding and manufacturing expertise with the PPS polymer technology expertise of Kureha America Inc.
Toray Celanese Co., Ltd. Toray Celanese Co., Ltd. manufactures Hytrel® for sale primarily in the Japanese market. Hytrel® is a versatile material with the ability to flex in multiple directions long after rubber would break. Its strength and durability, combined with its heat resilience and chemical resistance make it an essential ingredient in automotive and construction applications due to its ability to combine the advantages of both flexible and plastic materials.
DuBay Polymer GmbH. DuBay Polymer GmbH is a manufacturing joint venture with Lanxess AG for the production of PBT-based products.
DuPont Teijin Films. DuPont Teijin Films is a leading global producer of PET and polyethylene naphthalate ("PEN") polyester films, which are used in a wide variety of end markets from healthcare to industrial and electronics. Mylar® and Melinex® brand films, known for their wide range of performance capabilities, are used in a variety of applications.
DuPont Filaments. DuPont Filaments is a joint venture with Xingda for the production and sale of nylon and PBT-based filament products used in the personal care, construction and industrial end-markets.
Acetyl Chain strategic ventures. Our Acetyl Chain ventures generally fund their operations using operating cash flow and pay dividends based on each ventures' performance in the preceding year. In 2022, 2021 and 2020, we received cash dividends of $132 million, $146 million and $126 million, respectively.
Although our ownership interest in each of our Acetyl Chain ventures exceeds 20%, we account for these investments at cost after considering observable price changes for similar instruments, minus impairment, if any, because we determined that we cannot exercise significant influence over these entities due to local government investment in and influence over these entities, limitations on our involvement in the day-to-day operations and the present inability of the entities to provide timely financial information prepared in accordance with generally accepted accounting principles in the United States of America. Further, these investments were determined not to have a readily determinable fair value.

Other Equity Method Investments
InfraServs. We hold indirect ownership interests in several German InfraServ Groups that own and develop industrial parks and provide various technical and administrative services to tenants. Our ownership interest in the equity investments in InfraServ affiliates are as follows:

As of December 31, 2022
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
Trademarks. Amcel®, AOPlus®, Ateva®, Avicor®, Celanese®, Celanex®, Celanyl®, Celcon®, Celstran®, Celvolit®, Clarifoil®, Crastin®, Dur-O-Set®, Dytron®, ECOMID®, EcoVAE®, Elotex®, Factor®, Forprene®, FRIANYL®, Fortron®, Geolast®, GHR®, GUR®, Hostaform®, Hytrel®, Laprene®, Melinex®, MetaLX®, Mowilith®, MT®, Mylar®, NILAMID®, Nutrinova®, Nylfor®, OmniLon®, Pibifor®, Pibiter®, Polifor®, Resyn®, Rynite®, Santoprene®, SlideX®, Sofprene®, Sofpur®, Sunett®, Talcoprene®, Tarnoform®, Tecnoprene®, TufCOR®, Vamac®, VAntage®, Vectra®, Vinac®, Vinamul®, VitalDose®, Zenite®, Zytel® and certain other branded products and services named in this document are registered or reserved trademarks or service marks owned or licensed by Celanese. The foregoing is not intended to be an exhaustive or comprehensive list of all registered or reserved trademarks and service marks owned or licensed by Celanese. Fortron® is a registered trademark of Fortron Industries LLC. Hostaform® is a registered trademark of Hoechst GmbH. Mowilith® and NILAMID® are registered trademarks of Celanese in most European countries.
We monitor competitive developments and defend against infringements on our intellectual property rights. Neither Celanese nor any particular business segment is materially dependent upon any one patent, trademark, copyright or trade secret.
Environmental and Other Regulation
Matters pertaining to environmental and other regulations are discussed in Item 1A. Risk Factors, as well as Note 2 - Summary of Accounting Policies, Note 13 - Environmental and Note 19 - Commitments and Contingencies in the accompanying consolidated financial statements.
We expect to incur approximately $20 million to $40 million in capital expenditures for environmental control measures in each of 2023 and 2024.
Climate Change
Climate change is one of the most challenging and significant issues facing the world today, and we seek to do our part to make sustainable progress toward addressing this challenge.
The nature of our operations is energy and fossil fuel intensive. We have therefore invested in capital projects to increase energy efficiency, improve reliability, recover and reuse waste heat, and increase our purchase of renewable energy as well as more sustainable raw materials. These include a combined heat and power unit at our Lanaken, Belgium facility, a waste-to-

energy system in Nanjing, China, using solar energy at our Clear Lake, Texas facility designed for use by us and our onsite industrial partners, and a carbon dioxide capture and conversion to methanol project at our Clear Lake, Texas facility.
We are also focused on developing products to help our customers meet their sustainability goals. Examples include products for improving the sustainability of building and construction materials, adhesives, fiber coatings, flexible packaging, vehicle lightweighting and powering electric vehicles. We are also focused on making our own products from more sustainable sources, including increasing our offering products using biocertified content or recycled feedstocks. We believe these capabilities, together with trends such as the automobile industry's commitment towards improved energy efficiency and clean energy, present market opportunities for us.
With the fourth quarter 2022 publication of our 2021-2022 Sustainability Report, we have reported gross Scope 1 and Scope 2 greenhouse gas ("GHG") emissions for 2020 and 2021 using The Greenhouse Gas Protocol, A Corporate Accounting and Reporting Standard, as a guide. Updated 2022 emissions figures were not available at the time of this filing. We have also announced a Scope 1 and 2 GHG emissions reduction target described in our 2021-2022 Sustainability Report, obtained limited external assurance on our baseline 2021 environmental metrics, and are working to better understand where we can further reduce our GHG emissions sources and to integrate the M&M Business into our GHG measurement and reporting processes.
For information on the risks we face related to climate change and other sustainability matters as well as, potential legislative and regulatory developments in this area that may increase our operating costs, potentially significantly, please see the risk factors in Item 1A. Risk Factors titled "We are subject to financial, regulatory, physical risks and transition associated with climate change and other sustainability matters as well as potential legislation, regulation and international accords to address climate change and other sustainability matters," "Changes in environmental, health and safety regulations in the jurisdictions where we manufacture or sell our products could lead to a decrease in demand for our products" and "Our aspirations, goals, and initiatives related to sustainability, and our public statements and disclosures regarding them, expose us to risks." Climate-related regulatory risks are assessed as a part of our Enterprise Risk Management process. However, due to the level of uncertainty regarding what legislative or regulatory requirements may be enacted, it is not possible for us to estimate the impact of climate-related developments on our results of operations or financial conditions.
Human Capital Resources
Workforce Composition and Diversity, Equity and Inclusion
Our business is operated by a diverse and global workforce, with employees in the following key geographies:

Employees as of December 31, 2022
North America
U.S.	4,722
Other North America	688
Total	5,410
Europe
Germany	1,896
Other Europe	2,854
Total	4,750
Asia
China	1,838
Other Asia	1,074
Total	2,912
Rest of World	191
Total	13,263

We believe that providing a workplace that promotes mutual respect and inclusion for all employees is critical to our success and to driving innovation and growth. To that end, we continue to make progress in our efforts to promote diversity, equity and inclusion in our Company. In order attract a diverse pipeline of talent, we engage with historically black colleges and universities ("HBCUs"), trade associations and other professional groups to broaden our candidate pool. Our Diversity, Equity and Inclusion Council elevates employee voice to inform activities that foster an inclusive environment for all. We promote engagement globally through 59 chapters of nine different Employee Resource Groups designed to inspire, develop and increase the visibility, representation and promotion of underrepresented groups.
As of December 31, 2022:
•globally, women represent approximately 44% of our senior leadership team and 25% of our overall workforce; and
•in the U.S., people of color represent approximately 13% of our senior leadership team and 30% of our overall workforce.
The following shows our attrition rate for the year ended December 31, 2022:

Attrition Rate
Employee Category
Global employees	10.9%
Women (globally)	12.2%
People of Color (U.S.)	12.9%
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
We utilize a mixture of leading and lagging indicators to assess the Stewardship performance of our operations. Lagging indicators for occupational health and safety include the Occupational Safety and Health Administration ("OSHA") Total Recordable Incident Rate ("TRIR") and the OSHA Lost Time Incident Rate ("LTIR") based upon the number of incidents per 200,000 work hours of both employees and contractors. Process Safety lagging indicators follow the industry standard from API RP 754 for Tier 1 and Tier 2 events for incident count, rate, and severity. The criteria for tracking release to the environment lagging indicators are 10% or greater of the Celanese reportable quantity (based on U.S. Environmental Protection Agency ("EPA") methodology or internal values). Examples of Stewardship Tier 3 leading indicators include reporting and resolution of near miss events and hazard recognitions, all loss of primary containment releases and challenges to process safety systems.
For the year ended December 31, 2022, we had a TRIR of 0.24 and a LTIR of 0.04, which includes two months of safety statistics from the M&M Business. These statistics exclude COVID-19 related work place transmissions. Through deliberate actions, we have reduced our TRIR and LTIR rates by 23% and 69%, respectively, since 2017.
Rounding out our Stewardship performance in 2022, we had 11 Tier 1 and Tier 2 process safety incidents and 9 releases to the environment above the 10% significant threshold. Any other loss of primary containment incidents, challenges to pressure relief systems, safety instrumented systems and safe operating limits are tracked as Tier 3 leading indicators. Our expanded tracking of leading indicator events helps identify potential emerging deficiencies that enables us to take continuous improvement actions. For example, this past year we concentrated heavily on improving our hazard identification and risk assessment and migration systems, hand safety awareness (the most commonly impacted body part) and establishing clear requirements regarding our fundamental life critical procedures and their field execution while focusing to prevent injuries with the most significant consequences. In 2023, the criteria for tracking release to the environment lagging indicators referenced above changed from a Celanese based reportable quantity to a criteria that includes impact to the community and notification to a regulatory authority outside of routine communications.
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
Item 1A.  Risk Factors
The following risks could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock or outstanding senior notes could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Form 10-K, including in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and notes thereto.
Risks Related to Business and Industry Conditions
We are exposed to general economic, political and regulatory conditions and risks in the countries in which we have operations and customers.
We operate globally and have customers in many countries. Our major facilities are primarily located in North America, Europe and Asia, and we hold interests in affiliates that operate in the United States ("U.S."), Germany, China, Japan, South Korea and Saudi Arabia. Our principal customers are similarly global in scope and the prices of our most significant products are typically regional or world market prices. Consequently, our business and financial results are affected, directly and indirectly, by world economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, cost inflation, volatile exchange rates and other challenges such as the changing regulatory environment.
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
In addition, we have significant operations and financial relationships based in Europe. Historically, sales originating in Europe have accounted for over one-third of our net sales annually, and accounted for approximately 35% of our Net sales in 2022. Adverse conditions in the European economy may negatively impact our overall financial results due to reduced economic growth, trade disruptions, decreased end-use customer demand or other factors.
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
The prices and availability of many of these items is dependent on supply and logistics considerations. Prices can increase significantly as a result of uncertainties associated with inflationary pressures, transportation or logistics disruptions, weather, natural disasters, epidemics, pandemics, the effects of climate change or political instability, plant or production disruptions, war or conflicts, strikes or other labor unrest, breakdown or degradation of transportation infrastructure used in the delivery of raw materials and energy commodities, terrorist activities, civil unrest, or changes in laws or regulations in any of the countries in which we have significant suppliers. In particular, to the extent of our vertical integration in the production of chemicals, shortages in the availability of raw material chemicals, such as natural gas, ethylene and methanol, or the loss of our dedicated supplies of carbon monoxide, may have an increased adverse impact on us as it can cause a shortage in intermediate and finished products. Such shortages would adversely impact our ability to produce certain products and increase our costs resulting in reduced margins and adverse impacts to our financial results.
Like many companies, we experienced supply disruptions and increased costs of inputs in 2021 and continuing into 2022. These trends have impacted our operating costs and we have undertaken efforts to offset these costs through pricing actions, alternative supply arrangements, and hedging strategies, however, these do not eliminate all exposure to inflationary pressure. We are not always successful passing costs to customers, competitive market conditions may prevent us from doing so, and even where we are successful increased prices could lead to reduced demand for our products or could result in competitive disadvantages. We currently expect these issues to continue into 2023.
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
•The general level of business, economic and industry activity; and
•The direct or indirect effect of governmental regulation (including the impact of government regulation relating to power usage, climate change or regulation of production and transport of certain chemicals).

If we are not able to fully offset the effects of higher energy and raw material costs through price increases, productivity improvements or cost reduction programs, or if such commodities become unavailable, it could have a significant adverse effect on our ability to timely and profitably manufacture and deliver our products resulting in reduced margins, lost sales and adverse impacts to our financial results.
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
Almost all of our supply of methanol in North America is currently obtained from our Fairway joint venture with Mitsui, in which we own a 50% interest, for the production of methanol at our integrated chemical plant in Clear Lake, Texas.
Risks Related to Our Global Operations and Our Strategy
Production at our manufacturing facilities, or at our suppliers', could be disrupted for a variety of reasons, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers' demands.
A disruption in production at one or more of our manufacturing facilities, or our suppliers, could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, natural disasters, severe weather, unplanned maintenance or other manufacturing problems, public health crises (including, but not limited to, the COVID-19 pandemic), disease, geopolitical events, strikes or other labor unrest, transportation interruption, government regulation, political unrest or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our customers' needs, which could cause them to seek other suppliers. In particular, production disruptions at our manufacturing facilities that produce chemicals used as inputs in the production of chemicals in other business segments, such as acetic acid, VAM and formaldehyde, could have a more significant adverse effect on our business and financial performance and results of operations to the extent of such vertical integration. Furthermore, to the extent a production disruption occurs at a manufacturing facility that has been operating at or near full capacity, the resulting shortage of our product could be particularly harmful because production at such manufacturing facility may not be able to reach levels achieved prior to the disruption.
We have experienced disruptions of the type described above in recent years. In February 2021, Winter Storm Uri led to worldwide supply disruptions, loss of energy and critical raw materials at our Texas sites and impacted nearly all of our employees in Texas, where we are headquartered and where several of our manufacturing sites are located. This storm led us to proactively and temporarily shut down our Texas production facilities in a controlled manner to protect our employees, communities, and assets, and the necessity of this decision led to lost production and negatively impacted our financial results for that quarter. In August 2020, to protect our employees and safeguard the assets at our Clear Lake facility, we temporarily, voluntarily ceased production at our Clear Lake, Texas facility during the landfall of Hurricane Laura.
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
Our operating results depend significantly on the development of commercially viable new products, product grades and applications, as well as improving process technologies. If we are unsuccessful in developing new products, applications and improved production processes in the future, including failing to leverage our opportunity pipeline in our Engineered Materials segment, our competitive position and operating results may be negatively affected. However, as we invest in new technology, we face the risk of unanticipated operational or commercialization difficulties, including an inability to obtain necessary permits or governmental approvals, the development of competing technologies, failure of facilities or processes to operate in accordance with specifications or expectations, construction delays, cost over-runs, the unavailability of financing, required materials or equipment and various other factors. Likewise, we have undertaken and are continuing to undertake initiatives in all of our business segments to improve productivity and performance and to generate cost savings. These initiatives may not be completed or beneficial or the estimated cost savings from such activities may not be realized.
We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications.
Our products provide important performance attributes to our customers' products. If one of our products fails to perform in a manner consistent with applicable quality specifications, a customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. A successful claim or series of claims against us could have a material adverse effect on our reputation, financial condition and results of operations and could result in a loss of one or more key customers.
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
Our business is exposed to risks associated with the creditworthiness of our key suppliers, customers and business partners and reductions in demand for our customers' products. These risks include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, delays in or interruptions of the supply of raw materials we purchase and bankruptcy of customers, suppliers or other creditors. Furthermore, some of the industries in which our end-use customers participate, such as the automotive, electrical, construction and textile industries, are highly competitive, to a large extent driven by end-use applications, and may experience overcapacity, all of which may affect demand for and the pricing of our products. In addition, many of these industries are highly cyclical in nature, thus posing risks to us that vary throughout the year and vary according to macroeconomic factors. The occurrence of any of these events may adversely affect our cash flow, profitability and financial condition.
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
Risks associated with our joint ventures, including differences in views with our joint venture partners may cause them not to operate according to their business plans, which may adversely affect our results of operations.
We currently participate in a number of joint ventures, acquired interests in several additional joint ventures through the M&M Acquisition and may enter into additional joint ventures in the future. Our joint ventures require us to work cooperatively with unaffiliated third parties. Differences in views among joint venture participants may result in delayed decisions or failure to agree on major decisions. Additionally, our partners may be unable or unwilling to meet their economic or other obligations to the joint ventures, which could negatively impact them. If these risks cause the joint ventures to fail to achieve their desired operating performance, our results of operations could be adversely affected.
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
We have been and will continue to be subject to advanced and persistent threats in the areas of information and operational technology security and fraud. We seek to prevent unauthorized access to our information and operational technology systems and to detect and investigate any cybersecurity incidents that may occur, however in some cases we might be unaware of a particular incident or its magnitude and effects. We may face increased information technology security and fraud risks due to our increased reliance on working remotely during and following the COVID-19 pandemic, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. Additionally, we may be exposed to unauthorized access to our information or operational technology systems through undetected vulnerabilities in our service providers' information systems or software. These risks may be heightened as a result of our efforts to integrate the M&M Business's technology environment with our own.
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
Risks Relating to the acquisition of the majority of the Mobility & Materials business (the "M&M Acquisition" and such business being acquired, the "M&M Business") of DuPont de Nemours, Inc. ("DuPont")
We made certain assumptions relating to the M&M Acquisition which may prove to be materially inaccurate and we may fail to realize all of the anticipated benefits of the acquisition.
We made certain assumptions relating to the M&M Acquisition, which may prove to be inaccurate. Expectations of future results may not materialize and we face risk of unanticipated or unknown issues or liabilities. Our mitigation strategies for such risks that are identified may be ineffective. We face risks and uncertainties regarding:
•performance of the M&M Business in future economic and business conditions;
•the process of integrating the M&M Business with ours, which may encounter unanticipated delays, costs or inefficiencies;
•the amount and timing of potential benefits and synergies;
•the amount of attention and resources needed to successfully align our and the M&M Business's practices and operations including integrating commercial activities and technologies, retaining key personnel and aligning business cultures;

•potential commercial, macroeconomic and financial risks associated with our broader international business footprint; and
•other financial and strategic risks of the M&M Acquisition.
We cannot guarantee that we will achieve our goals or meet our expectations with respect to the M&M Acquisition. Through 2022, the M&M Business underperformed prior expectations, in particular its financial performance from signing through the closing was lower than anticipated. We cannot be certain when we will be able to realize improvements in the underlying M&M Business performance and as we proceed with integration, we may identify additional risks and challenges. The benefits of the M&M Acquisition, including the anticipated financial benefits and the synergies and growth opportunities, may not be realized as expected or may not be achieved within the anticipated timeframe, or at all. If our assumptions are inaccurate or we are unable to meet our expectations (including our expectations regarding financial targets), our business, financial performance and operating results could be materially and adversely affected.
We will incur direct and indirect costs as a result of the M&M Acquisition.
We have incurred and expect to continue to incur a number of non-recurring costs associated with completing the M&M Acquisition, combining the operations of our business and the M&M Business and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. Non-recurring expenses include, among others, employee retention costs, fees paid to financial, legal, integration and accounting advisors, severance and benefit costs. We will also incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the M&M Acquisition and the integration of the M&M Business into our business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the M&M Business, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.
The risk of non-compliance with non-U.S. laws, regulations and policies could adversely affect our results of operations, financial condition or strategic objectives.
The M&M Acquisition introduces us into a number of new geographic markets, subjecting us to additional non-U.S. laws, regulations and policies which do not currently apply to us, and will increase our exposure to certain other geographic markets as well as their laws and regulations. These laws and regulations are complex, change frequently, have become more stringent over time, could increase our cost of doing business, and could result in conflicting legal requirements. Therefore, the M&M Acquisition may increase our exposure to the risks described below under "Regulatory, Legal, Environmental and Tax Risks."
Regulatory, Legal, Environmental and Tax Risks
Failure to comply with applicable laws or regulations and/or changes in applicable laws or regulations may adversely affect our business and financial results as a whole.
We are subject to extensive international, national, state, local and other laws and regulations. Failure to comply with these laws, including antitrust, anticorruption and sanctions laws, rules, regulations or court decisions, could expose us to fines, penalties and other costs. For example, in December 2019 we announced the recording of a reserve in connection with a competition law investigation by the European Commission based on certain past ethylene purchases by certain subsidiaries of the Company, and in July 2020, we announced that we had reached a final settlement of $92 million with respect to this investigation. The Company paid this settlement in full on January 12, 2021. Although we have implemented policies, procedures and employee training designed to ensure compliance with these laws, rules, regulations and court decisions, there can be no assurance that our employees and business partners and other third parties acting on our behalf will comply with these laws, rules, regulations and court decisions, which could result in fines, penalties and costs and damage to our business reputation.
Moreover, changes in laws or regulations, including the more aggressive enforcement of such laws and regulations, such as unexpected changes in regulatory requirements (including trade compliance requirements), or changes in reporting requirements of the U.S., Canadian, Mexican, German, EU or Asian governmental agencies, could increase the cost of doing business in these regions. In addition, enforcement of environmental or other governmental policy may result in plant shut downs or significantly decreased production, such as in China on high pollution days. For example, in 2021 we experienced energy curtailment mandates from the government in the Chinese province where our Nanjing production facility is located, which forced us to reduce and curtail production at that site. Any of these types of conditions, including the failure to obtain or maintain operating permits for our business, may have an effect on our business and financial results as a whole and may result in volatile current and future prices for our products and raw materials. See Note 19 - Commitments and Contingencies in the accompanying consolidated financial statements for further information.
Our business exposes us to potential product liability, warranty, and tort claims, and recalls, which could adversely affect our financial condition and performance.
The development, manufacture and sale of specialty chemical products by us, including products produced for the food and beverage, medical device, pharmaceutical, automobile, construction, appliance, cigarette and aerospace end markets, involves a risk of exposure to product liability, warranty, and tort claims, product recalls, product seizures and related adverse publicity. A product liability, warranty, or tort claim or judgment against us that is larger than those typically experienced in the regular course of business could also result in substantial and unexpected expenditures, affect consumer or customer confidence in our products, and divert management's attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that this type or the level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a significant partially or completely uninsured judgment against us could have a material adverse effect on our results of operations or financial condition. Although we have standard contracting policies and controls, we may not always be able to contractually limit our exposure to third party claims should our failure to perform result in downstream supply disruptions or product recalls.
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
For more information on risks we face specifically related to climate change and related potential regulation, see the risk factor titled "We are subject to financial, regulatory, physical and transition risks associated with climate change or other sustainability matters as well as potential legislation, regulation and international accords to address climate change and other sustainability matters" below.
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
Other initiatives, including the Chemical Strategy for Sustainability initiative currently to be undertaken by the EU as part of the Green Deal will potentially require, or increase existing requirements for, toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These assessments may result in heightened concerns about the chemicals involved and additional regulatory requirements being placed on the production, handling, labeling and/or use of the subject chemicals. The new requirements may necessitate reformulation of products in order to meet customers' demands, which would be a financially burdensome process.
Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products. Such a decrease in demand would likely have an adverse impact on our business and results of operations.
We are subject to financial, regulatory, physical and transition risks associated with climate change or other sustainability matters as well as potential legislation, regulation and international accords to address climate change and other sustainability matters.
Greenhouse gas ("GHG") emissions have become the subject of significant international, national, regional, state and local attention. For example, the EPA and SEC have promulgated or proposed extensive rules concerning reporting of GHG emissions. The European Commission has also embarked on the European Green Deal initiative with the goal of making the EU carbon neutral by 2050, which is leading to additional statutory and regulatory requirements. In addition, regulation of greenhouse gas also could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation intended to reduce or mitigate the effects of GHG emissions. Compliance with such legislation, regulation and accords and the associated potential cost is complicated by the fact that various countries and regions are following different approaches and standards to the regulation of climate change.
A number of our operations are within jurisdictions that have or are developing regulatory regimes governing GHG emissions, which may lead to direct and indirect costs on our operations. Some jurisdictions have emissions reduction measures directed at the power or oil and gas sectors, which could result in higher power input costs or reduced energy availability for us. Other regulations that are being implemented or contemplated include the potential for restrictions on GHG emissions, cap and trade emissions trading systems, taxes on GHG emissions, fuel, and energy, or carbon import charges on certain products among other provisions. These may exist in addition to country and corporate-level net-zero GHG emissions pledges. These measures, if and where enacted, may significantly increase our costs of operations or require us to incur significant additional capital costs for the installation of equipment to mitigate GHG emissions for our sites' manufacturing operations.
Physical impacts of climate change, such as increased frequency and severity of hurricanes and floods and impact on sea levels, may also impact our facilities and operations and those of our key suppliers. A number of our sites are located in areas that are exposed to weather events and changing sea levels (such as the Texas Gulf Coast) and that have been impacted by hurricanes and other weather events in the past as described elsewhere in these risk factors. To the extent climate change exacerbates these threats, our operations and supply chains could experience increased levels of disruptions and added costs.
Additionally, increased social, legislative and regulatory focus on climate change and other sustainability matters as well as customer demand for responsibly manufactured products could lead to changes in the behavior of our customers or their end-customers, and could result in reduced customer demand for products made from materials that are perceived to be significant contributors to greenhouse gas emissions and global climate change. We may fail to accurately react to these trends and refine our product offerings through innovation, or we may not be able to fully address these concerns through changes in manufacturing methods or use of more sustainable materials and processes, which could result in reduced demand for our products.
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
We have developed and publicized, and expect to continue to establish, goals, targets, and other objectives related to sustainability matters. These include a GHG intensity reduction target and other environmental targets. Such statements reflect our current plans at the time they are made, and do not constitute a guarantee that they will be achieved. Our ability to track and meet these goals depends on future innovations and technology and the availability of accurate reporting methods. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives could expose us to operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, or objective is and will be subject to numerous factors and conditions, many of which are outside of our control, such as evolving regulatory or quasi-regulatory sustainability standards, the ability of suppliers to meet our sustainability and other standards, differing requirements and the pace of changes in technology.
We may face increased scrutiny from the investment community, other stakeholders, regulators, and the media related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, ability to attract or retain employees, and attractiveness as an investment, business partner, or as an acquirer could be negatively impacted, which could in turn adversely impact our business and results of operations. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines that we announce, or at all, could have the same negative impacts, as well as expose us to government enforcement actions and private litigation. Even if we achieve the goals, targets, and objectives we set, we may not realize all of the benefits that it expected at the time they were established.
Our business and financial results may be adversely affected by various legal and regulatory proceedings.
We are involved in legal and regulatory proceedings, lawsuits, claims and investigations in the normal course of business and could become subject to additional claims in the future, some of which could be material. The outcome of existing proceedings, lawsuits, claims and investigations may differ from our expectations because the outcomes of such proceedings, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead us to change current estimates of liabilities and related insurance receivables where applicable, or permit us to make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments, or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in charges that could have a material adverse effect on our business, results of operations or financial condition in any particular period. See Note 13 - Environmental and Note 19 - Commitments and Contingencies in the accompanying consolidated financial statements for further information.
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

For example, the Organization of Economic Cooperation and Development (the "OECD"), which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting initiatives, which focus on a number of issues, including (i) the shifting of profits among affiliated entities located in different tax jurisdictions and (ii) a global minimum tax of at least 15% of adjusted financial statement income, applied on a country by country basis, applicable to multinational groups with annual adjusted financial statement income in excess of $1.0 billion. The adoption of such changes is contingent upon the independent actions of participating countries to enact implementing domestic legislation.
Furthermore, in August 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted in the U.S. The IRA created a new book minimum tax of at least 15% of consolidated GAAP pre-tax income for corporations with three-year average annual book income in excess of $1.0 billion. The IRA also created an excise tax of 1% of the value of any stock repurchased by us after December 31, 2022.
We are subject to the regular examination of our income tax returns by various tax authorities. Examinations in material jurisdictions or changes in laws, rules, regulations or interpretations by local taxing authorities could result in impacts to tax years open under statute or to foreign operating structures currently in place.
Our tax returns are under audit for the years 2013 through 2015 by the United States, the Netherlands and Germany. These authorities have proposed adjustments to transfer pricing and the reallocation of income between the related jurisdictions to open tax years through 2019. While we have reached resolution with the Netherlands, we are currently continuing with the other taxing authorities and are evaluating all potential remedies. We are currently evaluating these proposals and all potential remedies. If this matter is resolved in a manner inconsistent with our expectations or we are unsuccessful in defending our position, our financial condition and operating results could be adversely impacted.
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
Our success depends on our ability to attract and retain key personnel including our management team. The inability to recruit and retain talented employees or the unexpected loss of such talented employees or key personnel may adversely affect our operations. Like many companies, we have experienced in the last couple of years and continue to experience an increasingly competitive hiring environment for skilled employees at our manufacturing and other sites, which in some cases has increased, or may in the future increase, the cost of retaining or hiring talented employees, particularly in technical manufacturing roles critical to our success.
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
As of December 31, 2022, we had 13,263 employees globally. Approximately 11% of our 4,722 U.S.-based employees are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other employment rights than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor agreements. Most of our employees in Europe are represented by workers councils and/or unions that must approve any changes in terms and conditions of employment, including potentially salaries and benefits. They may also impede efforts to restructure our workforce. Although we believe we have a good working relationship with our employees and their legal representatives, a strike, work stoppage, or slowdown by our employees could occur, resulting in a disruption of our operations or higher ongoing labor costs.
Risks Related to Our Indebtedness
Financing the M&M Acquisition significantly increased our indebtedness and interest expense, which could adversely affect us, decrease our business flexibility, diminish our ability to raise additional capital to fund our operations or refinance our existing indebtedness when it matures and limit our ability to react to changes in the economy or the chemicals industry.
See Note 11 - Debt in the accompanying consolidated financial statements for further information about our indebtedness. See Note 12 - Benefit Obligations, Note 13 - Environmental and Note 19 - Commitments and Contingencies in the accompanying consolidated financial statements for further information about our other obligations.
We incurred approximately $11.0 billion of indebtedness to finance the M&M Acquisition, bringing our total outstanding indebtedness to $14.7 billion at December 31, 2022, compared to $4.0 billion at December 31, 2021. Also, the amount of cash required to pay interest on our increased indebtedness, and thus the demands on our cash resources, has significantly increased as a result of the indebtedness to finance the M&M Acquisition.
We intend to allocate capital to repay and reduce our outstanding debt using cash from operations and potentially proceeds from asset sales or dispositions if we are able to do so on favorable terms. Our ability to reduce our level of indebtedness over time in line with our strategic goals depends on a number of factors including our business performance, macroeconomic and industry conditions, commercial and financing market conditions, and other factors described in these risk factors, and our inability to achieve these objectives could delay or alter our deleveraging plan, or could negatively impact the trading prices of our securities or our credit ratings.
Our higher level of indebtedness and other liabilities could have other important consequences, including:
•Increasing our vulnerability to general economic and industry conditions, including exacerbating the impact of any adverse business effects that could impact our ability to repay amounts due under existing senior credit agreements (the "Credit Agreements") or our indentures (the "Indentures") governing our outstanding senior unsecured notes (collectively, the "Senior Notes");
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
•Reducing our flexibility to respond to changing business and economic conditions;
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
If our cash flows and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay capital expenditures, sell assets on unfavorable terms, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service and other obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to complete those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.
Restrictive covenants in our debt agreements may limit our ability to engage in certain transactions and may diminish our ability to make payments on our indebtedness or pay dividends.
The Credit Agreements, the Indentures and the Receivables Purchase Agreement governing our receivables securitization facility each contain various covenants that limit our ability to engage in specified types of transactions. The Credit Agreements and the Indentures contain covenants including, but not limited to, restrictions on our and certain of our subsidiaries' ability to incur additional debt; incur liens securing debt; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Issuer's assets or the assets of certain subsidiaries. Additionally, the Credit Agreements require the maintenance of certain financial ratios.
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
A breach of any of these covenants could result in a default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, a default under any of the Credit Agreements could permit lenders to accelerate the maturity of our indebtedness under such Credit Agreement and to terminate any commitments to lend. If the lenders under any Credit Agreement accelerate the repayment of such indebtedness, we may not have sufficient liquidity to repay such amounts or our other indebtedness, including the Senior Notes. In such event, we could be forced into bankruptcy or liquidation.
Celanese and Celanese U.S. are holding companies and depend on subsidiaries to satisfy their obligations under the Senior Notes and the guarantee of Celanese U.S.'s obligations under the Senior Notes and the Credit Agreements by Celanese.
As holding companies, Celanese and Celanese U.S. conduct substantially all of their operations through their subsidiaries, which own substantially all of our consolidated assets. Consequently, the principal source of cash to pay Celanese and Celanese U.S.'s obligations, including obligations under the Senior Notes and the guarantee of Celanese U.S.'s obligations under the Credit Agreements and the Indentures by Celanese, is the cash that our subsidiaries generate from their operations. We cannot assure that our subsidiaries will be able to, or be permitted to, make distributions to enable Celanese U.S. and/or Celanese to make payments in respect of their obligations. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, applicable country or state laws, regulatory limitations and terms of our debt instruments may limit our subsidiaries' ability to distribute cash to Celanese U.S. and Celanese. In the event Celanese U.S. and/or Celanese do not receive distributions from our subsidiaries, Celanese U.S. and/or Celanese may be unable to make required payments on the indebtedness under the Credit Agreements, the Indentures, the guarantee of Celanese U.S.'s obligations under the Credit Agreements and the Indentures by Celanese, or our other indebtedness.
Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Description of Property
Our corporate headquarters is located in Irving, Texas and we also have administrative offices in Amsterdam, Netherlands; Asturias, Spain; Budapest, Hungary; Hyderabad, India; Kunshan, China; Mexico City, Mexico; Nanjing, China; Shanghai, China; and Sulzbach, Germany. We own or lease numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth our principal production and other facilities throughout the world as of December 31, 2022. These facilities are well-maintained, in good operating condition, are suitable and adequate for their use and have sufficient capacity for our current needs and expected near-term growth.

Geographic Region	Engineered Materials(1)		Acetyl Chain(1)		Corporate
	Leased	Owned	Leased	Owned	Leased
North America	11	9	1	7	2
Europe and Africa	5	5	1	5	4
Asia-Pacific	5	8	3	—	4
South America	3	1	—	—	—
Total	24	23	5	12	10
______________________________
(1)Certain geographic locations may contain sites used by multiple segments.
We have also entered into strategic ventures with partners in various locations around the world. See Item 1. Business for a discussion of our investments in affiliates and their respective site locations.
Item 3.  Legal Proceedings
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust and competition, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of legacy shareholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 13 - Environmental and Note 19 - Commitments and Contingencies in the accompanying consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. See Item 1A. Risk Factors for certain risk factors relating to these legal proceedings.

Item 4.  Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
The names, ages and biographies of our executive officers as of February 24, 2023 are as follows:

Name	Age	Position
Lori J. Ryerkerk	60	Chair of the Board of Directors, Chief Executive Officer and President
Scott A. Richardson	46	Executive Vice President and Chief Financial Officer
Thomas F. Kelly	57	Senior Vice President, Engineered Materials
Mark C. Murray	52	Senior Vice President, Acetyls
A. Lynne Puckett	60	Senior Vice President and General Counsel
Lori J. Ryerkerk was named our Chief Executive Officer and President and a member of our board of directors effective May 2019. In April 2020, she was named Chair of the Board. Previously, Ms. Ryerkerk was the Executive Vice President of Global Manufacturing, the largest business in Shell Downstream Inc., where she led a team of 30,000 employees and contractors at refineries and chemical sites worldwide. Ms. Ryerkerk joined Shell in May 2010 as the Regional Vice President of Manufacturing in Europe and Africa, and was responsible for the operation of five Shell manufacturing facilities and five joint ventures. In October 2013, she was named Executive Vice President of Global Manufacturing, Shell Downstream Inc. Before joining Shell, she was Senior Vice President, Refining, Supply and Terminals at Hess Corporation, where she was responsible for refineries, terminals and a distribution network, and supply and trading. Prior to that, Ms. Ryerkerk spent 24 years with ExxonMobil where she started her career as a process technologist at a refinery in Baton Rouge, Louisiana. Throughout her tenure at ExxonMobil, she took on a variety of operational and senior leadership roles in Refining and Chemicals Manufacturing, Power Generation, and various other groups including Supply, Economics and Planning, HSSE and Public Affairs/Government Relations. Ms. Ryerkerk received a Chemical Engineering degree from Iowa State University. She serves on the board of Eaton Corporation plc, a diversified power management company, and previously served on the board of directors of Axalta Coating Systems, a leading provider of liquid and powder coatings.
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
Thomas F. Kelly was named Senior Vice President, Engineered Materials in April 2020, leading the Engineered Materials business with global responsibility for product and business management, planning and portfolio development, and pipeline management. He had previously served as Vice President of Engineered Materials with Celanese since January 2019. He re-joined Celanese in January 2019 after serving with Cabot Microelectronics (now CMC Materials), a global supplier of consumable materials to semiconductor manufacturers and pipeline companies, from September 2016 to January 2019. At Cabot Microelectronics he held the roles of Vice President and Chief Commercial Officer and Vice President of Corporate Development. He was previously with Celanese from August 2012 to September 2016 as Director of Raw Materials, where he led a team responsible for sourcing strategic raw materials. Before joining Celanese, he had additional roles in supply chain, sales and manufacturing management with Chemtura, Cabot Microelectronics and Rohm & Haas. Mr. Kelly also served as a board member of Nucera Solutions, a provider of specialty polymer solutions, from June 2021 through August 2022, and of Vertellus Global Holdings LLC, a supplier of specialty chemical products, from August 2019 through December 2020. He holds a Master of Business Administration from Drexel University, and Master's and Bachelor's Degrees in Chemical Engineering from Villanova University.

Mark C. Murray was named Senior Vice President, Acetyls in February 2023 after having served as the interim leader of Celanese's Acetyls Business since November 2022. Before rejoining Celanese in June 2022 as Vice President of Business Strategy and Development, Mr. Murray served as Executive Vice President, Biomaterials and Advanced Technologies at Avantor, a global materials manufacturer and distributor. Mr. Murray previously served in senior commercial and business roles within the Acetyl Chain and Engineered Materials businesses at Celanese from November 2009 through June 2019 and from May 2002 to March 2007. Earlier in his career he served as a consultant with McKinsey & Co. Mr. Murray holds a Bachelor of Science degree in Chemical Engineering from the University of Texas at Austin and a Master of Business Administration from Northwestern University.
A. Lynne Puckett joined Celanese Corporation in February 2019 as Senior Vice President and General Counsel. Prior to that, Ms. Puckett was Senior Vice President‚ General Counsel and Secretary of Colfax Corporation since 2010. Prior to Colfax‚ she was a Partner with the law firm of Hogan Lovells. Her experience includes a broad range of corporate and transactional matters‚ including mergers and acquisitions‚ venture capital financings‚ debt and equity offerings‚ and general corporate and securities law matters. Before entering the practice of law‚ Ms. Puckett worked for the U.S. Central Intelligence Agency and a major U.S. defense contractor. She currently serves on the board of directors of Markel Corporation, an insurance and investment operations holding company and is a member of the Board of Trustees of the American Shakespeare Center. Ms. Puckett received a Juris Doctor degree from the University of Maryland School of Law and a Bachelor of Science degree from James Madison University.

PART II
Item 5.  Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, par value $0.0001 per share ("Common Stock"), has traded on the New York Stock Exchange under the symbol "CE" since January 21, 2005.
Holders
As of February 10, 2023, there were 111 holders of record of our Common Stock. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Dividend Policy
The amount available to us to pay cash dividends is not currently restricted by our existing senior credit facilities and our indentures governing our senior unsecured notes. Also, the general corporation law of the State of Delaware imposes restrictions on the payment of dividends by all Delaware corporations that do not currently limit our ability to pay our current and anticipated regular cash dividends. See Note 14 - Shareholders' Equity in the accompanying consolidated financial statements for further information.
Celanese Purchases of its Equity Securities
We did not repurchase any Common Stock during the three months ended December 31, 2022. As of December 31, 2022, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008, with approximately $1.1 billion value of shares remaining that may be purchased under the program. See Note 14 - Shareholders' Equity in the accompanying consolidated financial statements for further information.

Performance Graph
The following performance graph compares the cumulative total return on Celanese Corporation Common Stock from December 31, 2017 through December 31, 2022 to that of the Standard & Poor's ("S&P") 500 Stock Index and the Dow Jones U.S. Chemicals Index. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of all dividends. The performance graph assumes an investment of $100 on December 31, 2017. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.
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
•the ability to identify desirable potential acquisition or divestiture opportunities and to complete such transactions, including obtaining regulatory approvals, consistent with our strategy;
•market acceptance of our products and technology;
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
•potential liability for remedial actions and increased costs under existing or future environmental, health and safety regulations, including those relating to climate change or other sustainability matters;
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
Results of Operations
Financial Highlights

	Year Ended December 31,
	2022	2021	Change
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	9,673	8,537	1,136
Gross profit	2,380	2,682	(302)
Selling, general and administrative ("SG&A") expenses	(824)	(633)	(191)
Other (charges) gains, net	(8)	3	(11)
Operating profit (loss)	1,378	1,946	(568)
Equity in net earnings (loss) of affiliates	220	146	74
Non-operating pension and other postretirement employee benefit (expense) income	17	106	(89)
Interest expense	(405)	(91)	(314)
Interest income	69	8	61
Dividend income - equity investments	133	147	(14)
Earnings (loss) from continuing operations before tax	1,421	2,248	(827)
Earnings (loss) from continuing operations	1,910	1,918	(8)
Earnings (loss) from discontinued operations	(8)	(22)	14
Net earnings (loss)	1,902	1,896	6
Net earnings (loss) attributable to Celanese Corporation	1,894	1,890	4
Other Data
Depreciation and amortization	462	371	91
SG&A expenses as a percentage of Net sales	8.5%	7.4%
Operating margin(1)	14.2%	22.8%
Other (charges) gains, net
Restructuring	(6)	(5)	(1)
Asset impairments	(14)	(2)	(12)
Plant/office closures	12	10	2
Total Other (charges) gains, net	(8)	3	(11)
_____________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of December 31,
	2022	2021
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,508	536

Short-term borrowings and current installments of long-term debt - third party and affiliates	1,306	791
Long-term debt, net of unamortized deferred financing costs	13,373	3,176
Total debt	14,679	3,967
Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Volume	Price	Currency	Total
	(In percentages)
Engineered Materials	33	23	(8)	48
Acetyl Chain	(6)	6	(3)	(3)
Total Company	6	11	(4)	13
Consolidated Results
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net sales increased $1.1 billion, or 13%, for the year ended December 31, 2022 compared to the same period in 2021 primarily due to:
•higher pricing in both of our segments, primarily driven by our Engineered Materials segment, due to higher raw material costs, higher energy costs and product mix; and
•higher volume in our Engineered Materials segment, primarily in elastomers related to our acquisition of the majority of the Mobility & Materials business (the "M&M Business"), our acquisition of the Santoprene™ thermoplastic vulcanizates elastomers business of Exxon Mobil Corporation ("Santoprene"), as well as the Korea Engineering Plastics Co., Ltd., ("KEPCO") restructuring;
partially offset by:
•an unfavorable currency impact resulting from a weaker euro relative to the U.S. dollar; and
•lower volume in our Acetyl Chain segment, primarily due to decreased demand in Asia.
Selling, general and administrative expenses increased $191 million, or 30%, for the year ended December 31, 2022 compared to the same period in 2021, primarily due to:
•higher functional and project spending of $187 million in Other Activities, primarily related to our acquisitions of the M&M Business and Santoprene.
Operating profit decreased $568 million, or 29%, for the year ended December 31, 2022 compared to the same period in 2021 primarily due to:
•higher raw material and energy costs in both of our segments;
•higher spending in both of our segments, primarily as a result of our acquisitions of the M&M Business and Santoprene, as well as increased plant operating and maintenance expenses; and

•lower Net sales in our Acetyl Chain segment;
partially offset by:
•higher Net sales in our Engineered Materials segment.
Non-operating pension and other postretirement employee benefit income decreased $89 million for the year ended December 31, 2022 compared to the same period in 2021 primarily due to an increase in recognized actuarial loss of $40 million as a result of lower than expected actual asset returns, partially offset by an increase in the weighted average discount rate used to determine benefit obligations from 2.5% to 4.9% and a decrease in expected asset returns of $39 million. See Note 12 - Benefit Obligations in the accompanying consolidated financial statements for further information.
Our effective income tax rate for the year ended December 31, 2022 was (34)% compared to 15% for the year ended 2021. The lower effective income tax rate for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to the reorganization of our foreign legal entity holding structure and relocation of certain of our intangible assets to align with the acquired M&M Business foreign operations. See Note 15 - Income Taxes in the accompanying consolidated financial statements for further information.

Discussion of our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 and for the year ended December 31, 2020 compared to the year ended December 31, 2019, can be found in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Reports for the years ended December 31, 2021 and December 31, 2020, respectively.

Business Segments
Engineered Materials

	Year Ended December 31,			%
	2022	2021	Change	Change
	(In $ millions, except percentages)
Net sales	4,024	2,718	1,306	48.1%
Net Sales Variance
Volume	33%
Price	23%
Currency	(8)%
Operating profit (loss)	429	411	18	4.4%
Operating margin	10.7%	15.1%
Equity in net earnings (loss) of affiliates	202	126	76	60.3%
Depreciation and amortization	226	144	82	56.9%
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net sales increased for the year ended December 31, 2022 compared to the same period in 2021 primarily due to:
•higher volume, primarily in elastomers related to our acquisition of the M&M Business, our acquisition of Santoprene, as well as the KEPCO restructuring. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information; and
•higher pricing for most of our products, primarily due to higher raw material costs, higher energy costs and product mix;
partially offset by:
•an unfavorable currency impact resulting from a weaker euro relative to the U.S. dollar.
Operating profit increased for the year ended December 31, 2022 compared to the same period in 2021 primarily due to:
•higher Net sales;
largely offset by:
•higher raw material costs for all of our products and increased sourcing costs as a result of higher logistical costs and global shipping constraints and our acquisition of the M&M Business;
•higher spending of $258 million, primarily as a result of our acquisitions of the M&M Business and Santoprene, as well as plant operating and administrative expenses; and
•higher energy costs of $124 million, primarily for steam.
Equity in net earnings (loss) of affiliates increased for the for the year ended December 31, 2022 compared to the same period in 2021 primarily due to:
•an increase in equity investment in earnings of $90 million from our Ibn Sina strategic affiliate, primarily as a result of tighter market conditions and stronger demand.

Acetyl Chain

	Year Ended December 31,			%
	2022	2021	Change	Change
	(In $ millions, except percentages)
Net sales	5,743	5,894	(151)	(2.6)%
Net Sales Variance
Volume	(6)%
Price	6%
Currency	(3)%
Operating profit (loss)	1,447	1,875	(428)	(22.8)%
Operating margin	25.2%	31.8%
Dividend income - equity investments	132	146	(14)	(9.6)%
Depreciation and amortization	213	210	3	1.4%
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net sales decreased for the year ended December 31, 2022 compared to the same period in 2021 primarily due to:
•lower volume for most of our products due to decreased demand, primarily in Asia; and
•an unfavorable currency impact resulting from a weaker euro relative to the U.S. dollar;
partially offset by:
•higher pricing for most of our products, primarily due to tighter market conditions as a result of increased customer demand in the Western Hemisphere and supply constraints across most regions; and
•higher volume for VAM due to increased demand.
Operating profit decreased for the year ended December 31, 2022 compared to the same period in 2021 primarily due to:
•higher raw material and sourcing costs, primarily for methanol and carbon monoxide due to stronger demand and tighter market conditions, as well as higher distribution costs due to global shipping constraints;
•lower Net sales;
•higher energy costs of $89 million, primarily due to price increases for natural gas and electricity; and
•higher spending of $53 million, primarily as a result of increased plant operating and maintenance expenses.

Other Activities

	Year Ended December 31,			%
	2022	2021	Change	Change
	(In $ millions, except percentages)
Operating profit (loss)	(498)	(340)	(158)	(46.5)%
Non-operating pension and other postretirement employee benefit (expense) income	17	106	(89)	(84.0)%
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Operating loss increased for the year ended December 31, 2022 compared to the same period in 2021 primarily due to:
•higher functional and project spending of $187 million, primarily related to our acquisitions of the M&M Business and Santoprene;
partially offset by:
•lower incentive compensation cost.
Non-operating pension and other postretirement employee benefit income decreased for the year ended December 31, 2022 compared to the same period in 2021 primarily due to:
•an increase in recognized actuarial loss of $40 million as a result of lower than expected actual asset returns, partially offset by an increase in the weighted average discount rate used to determine benefit obligations from 2.5% to 4.9%, and a decrease in expected asset returns of $39 million. See Note 12 - Benefit Obligations in the accompanying consolidated financial statements for further information.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facility. As of December 31, 2022, we have $1.45 billion available for borrowing under our senior unsecured revolving credit facility, if required, in meeting our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $1.5 billion as of December 31, 2022. We are actively managing our business to maintain cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
On November 1, 2022, we acquired a majority of the M&M Business for a purchase price of $11.0 billion, subject to transaction adjustments, in an all-cash transaction. For further information regarding the acquisition and related financing transactions, see Debt and Other Obligations in this Liquidity and Capital Resources and Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
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
Capital expenditures were $543 million for the year ended December 31, 2022. We continue to prioritize those projects expected to drive productivity in the near-term and expect capital expenditures to be approximately $600 million in 2023, primarily due to certain investments in growth opportunities and productivity improvements. In Engineered Materials, our expansion of (1) the compounding capacity and (2) the new liquid crystal polymer ("LCP") unit at our facilities in Nanjing, China are, after experiencing some delays due to certain permitting issues, in detailed engineering design and our (3) energy optimization productivity project at our polyoxymethylene ("POM") unit in Frankfurt, Germany is in front end engineering design. In the Acetyl Chain, our planned expansion of (1) the capacity of our vinyl acetate ethylene ("VAE") emulsions units in Nanjing, China, (2) the capacity of our vinyl acetate monomer ("VAM") plant in Bay City, Texas, (3) the sustainable production of methanol at our Fairway joint venture methanol unit in Clear Lake, Texas using captured carbon dioxide as feedstock, (4) our acetic acid complex expansion in Clear Lake, Texas and (5) our VAE emulsion plant expansion in Frankfurt, Germany, are in various stages of construction and on schedule. We continue to see the incremental capacity from investments made in recent years strengthen our manufacturing network reliability to best serve our customers.
We did not repurchase any Common Stock during the year ended December 31, 2022.
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
Cash Flows
Cash and cash equivalents increased $972 million to $1.5 billion as of December 31, 2022 compared to December 31, 2021. As of December 31, 2022, $1.3 billion of the $1.5 billion of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a prior year charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations. See Note 15 - Income Taxes in the accompanying consolidated financial statements for further information.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $62 million to $1.8 billion for the year ended December 31, 2022 compared to $1.8 billion for the same period in 2021, primarily due to:
•favorable changes in trade working capital of $291 million, primarily due to the timing of collections of trade receivables, inventory builds and settlement of trade payables;
partially offset by:
•a lower earnings performance.
•Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $10.0 billion to $11.1 billion for the year ended December 31, 2022 compared to $1.1 billion for the same period in 2021, primarily due to:
•a net cash outflow of $9.4 billion related to the M&M Acquisition in November 2022, partially offset by the acquisition of the Santoprene™ thermoplastic vulcanizates elastomers business of Exxon Mobil Corporation in 2021,which did not recur in the current year. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information; and

•proceeds from the sale of marketable securities of $516 million, which did not recur in the current year.
•Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities increased $11.3 billion to $10.3 billion for the year ended December 31, 2022 compared to net cash used in financing activities of $1.0 billion for the same period in 2021, primarily due to:
•an increase in net proceeds of long-term debt of $10.0 billion, primarily due to the issuance of senior unsecured notes consisting of $2.0 billion in principal amount of 5.900% notes due July 5, 2024, $1.75 billion in principal amount of 6.050% notes due March 15, 2025, $2.0 billion in principal amount of 6.165% notes due July 15, 2027, $750 million in principal amount of 6.330% notes due July 15, 2029 and $1.0 billion in principal amount of 6.379% notes due July 15, 2032 (collectively, the "Acquisition USD Notes"), as well as senior unsecured notes consisting of €1.0 billion in principal amount of 4.777% notes due July 19, 2026 and €500 million in principal amount of 5.337% notes due January 19, 2029 (collectively, the "Acquisition Euro Notes" and, together with the Acquisition USD Notes, the "Acquisition Notes"), partially offset by the maturity of the 5.875% senior unsecured notes ("5.875% Notes") which were repaid during the year ended December 31, 2021;
•a decrease in share repurchases of our Common Stock of $983 million during the year ended December 31, 2022; and
•an increase in net borrowings on short-term debt of $336 million, primarily due to borrowing under the senior unsecured revolving credit facility related to the M&M Acquisition in November 2022.
In addition, exchange rates had a favorable impact of $4 million on cash and cash equivalents and an unfavorable impact of $15 million on cash and cash equivalents for the years ended December 31, 2022 and 2021, respectively.
Debt and Other Obligations
•Senior Credit Facilities
In connection with the M&M Acquisition, on February 17, 2022, we entered into a bridge facility commitment letter with Bank of America, N.A. ("Bank of America") pursuant to which Bank of America committed to provide, subject to the terms and conditions set forth therein, a 364-day $11.0 billion senior unsecured bridge term loan facility (the "Bridge Facility"). Subsequently, commitments in respect of the Bridge Facility were syndicated to additional financial institutions as contemplated thereby.
On March 18, 2022, we entered into a term loan credit agreement (the "March 2022 Term Loan Credit Agreement"), pursuant to which lenders have provided a tranche of delayed-draw term loans due 364 days from issuance in an amount equal to $500 million and a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion. On September 16, 2022, Celanese, Celanese U.S. and certain subsidiaries entered into an additional term loan credit agreement (the "September 2022 Term Loan Credit Agreement" and, together with the March 2022 Term Loan Credit Agreement, the "Term Loan Credit Agreements"), pursuant to which lenders have provided delayed-draw term loans due 3 years from issuance in an amount equal to $750 million (the term loans represented by the Term Loan Credit Agreements collectively, the "Term Loan Facility"). The Term Loan Facility was fully drawn during the three months ended December 31, 2022. The Term Loan Facility is guaranteed by Celanese and domestic subsidiaries representing substantially all of our U.S. assets and business operations.
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

•Senior Notes
We have outstanding senior unsecured notes, issued in public offerings registered under the Securities Act of 1933 ("Securities Act"), as amended, as follows (collectively, the "Senior Notes"):

Senior Notes	Issue Date	Principal	Interest Rate	Interest Pay Dates		Maturity Date
		(In millions)	(In percentages)
1.125% Notes	September 2016	€450	1.125	September 26		September 26, 2023
3.500% Notes	May 2019	$500	3.500	May 8	November 8	May 8, 2024
5.900% Notes	July 2022	$2,000	5.900	January 5	July 5	July 5, 2024
1.250% Notes	December 2017	€300	1.250	February 11		February 11, 2025
6.050% Notes	July 2022	$1,750	6.050	March 15	September 15	March 15, 2025
4.777% Notes	July 2022	€1,000	4.777	July 19		July 19, 2026
1.400% Notes	August 2021	$400	1.400	February 5	August 5	August 5, 2026
2.125% Notes	November 2018	€500	2.125	March 1		March 1, 2027
6.165% Notes	July 2022	$2,000	6.165	January 15	July 15	July 15, 2027
0.625% Notes	September 2021	€500	0.625	September 10		September 10, 2028
5.337% Notes	July 2022	€500	5.337	January 19		January 19, 2029
6.330% Notes	July 2022	$750	6.330	January 15	July 15	July 15, 2029
6.379% Notes	July 2022	$1,000	6.379	January 15	July 15	July 15, 2032
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
On July 14, 2022 and July 19, 2022, Celanese U.S. completed the offerings of the Acquisition USD Notes and Acquisition Euro Notes, respectively. Fees and expenses of the offering of the Acquisition Notes, inclusive of underwriting discounts, were $65 million. Net proceeds from the sale of the Acquisition Notes were used to fund the purchase price for the M&M Acquisition, with any remaining proceeds being used for general corporate purposes.
The entry into the Term Loan Credit Agreements and the offerings of the Acquisition Notes reduced availability under the Bridge Facility to zero, and we terminated the Bridge Facility. During the year ended December 31, 2022, we paid $66 million in fees related to the Bridge Facility commitment, amortizing these fees to interest expense.
•Accounts Receivable Securitization Facility
In 2021, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $1.1 billion and $1.1 billion of accounts receivable under this agreement for the years ended December 31, 2022 and 2021, respectively, and collected $1.1 billion and $1.1 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $99 million were pledged by the SPE as collateral to the Purchasers as of December 31, 2022.
•Factoring and Discounting Agreements
We have factoring agreements in Europe and Singapore with financial institutions. We de-recognized $320 million and $230 million of accounts receivable under these factoring agreements for the years ended December 31, 2022 and 2021, respectively, and collected $325 million and $185 million of accounts receivable sold under these factoring agreements during the same periods.
In 2021, we entered into a letter of credit discounting agreement in Singapore with a financial institution. We de-recognized $50 million and $70 million of accounts receivable under this agreement for the years ended December 31, 2022 and 2021, respectively.
Our material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. We are in compliance with all of the covenants related to our debt agreements as of December 31, 2022. On February 21, 2023, we amended the Credit Agreements for certain covenants included in the respective credit agreements.
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

Year Ended December 31, 2022
(In $ millions)
Net sales to third parties	2,022
Net sales to non-guarantor subsidiaries	1,160
Total net sales	3,182
Gross profit	609
Earnings (loss) from continuing operations	327
Net earnings (loss)	321
Net earnings (loss) attributable to the Obligor Group	321

	As of December 31,
	2022	2021
	(In $ millions)
Receivables from non-guarantor subsidiaries	754	624
Other current assets	1,588	1,236
Total current assets	2,342	1,860
Goodwill	567	578
Other noncurrent assets	2,718	2,584
Total noncurrent assets	3,285	3,162
Current liabilities due to non-guarantor subsidiaries	2,100	2,493
Current liabilities due to affiliates	2	64
Other current liabilities	2,201	1,347
Total current liabilities	4,303	3,904
Noncurrent liabilities due to non-guarantor subsidiaries	3,400	2,348
Other noncurrent liabilities	13,842	3,610
Total noncurrent liabilities	17,242	5,958
Share Capital
On February 8, 2023, we declared a quarterly cash dividend of $0.70 per share on our Common Stock amounting to approximately $76 million. The cash dividend will be paid on March 7, 2023 to holders of record as of February 21, 2023.
Our Board of Directors has authorized the aggregate repurchase of $6.9 billion of our Common Stock since February 2008. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date. During the year ended December 31, 2022, we did not repurchase any shares of our Common Stock. As of December 31, 2022, we had $1.1 billion remaining under authorizations by our Board of Directors.
See Note 14 - Shareholders' Equity in the accompanying consolidated financial statements for further information.
Contractual Obligations, Guarantees and Commitments
We calculated $2.7 billion of all future interest payments on debt and other obligations using the rate in effect on December 31, 2022 and $476 million of all future pension and other postretirement funding obligations. We have directly guaranteed various debt obligations under agreements with third parties related to certain equity affiliates. As of December 31, 2022, we have directly guaranteed $142 million and €27 million of such obligations.
We have not entered into any material off-balance sheet arrangements.
In the accompanying consolidated financial statements, see Note 10 - Current Other Liabilities for current asset retirement obligations, Note 11 - Debt for a description of the guarantees under our Senior Notes and Credit Agreement, Note 12 - Benefit Obligations for a description of the pension and other postretirement funding obligations, Note 13 - Environmental for a description of environmental obligations, Note 15 - Income Taxes for a description of uncertain tax positions, Note 16 - Leases for lease obligations and Note 19 - Commitments and Contingencies for a discussion of commitments and contingencies related to legal and regulatory proceedings.
Market Risks
See Item 7A. Quantitative and Qualitative Disclosure about Market Risk for further information.
Business Environment
We experienced significant cost inflation, inflationary pressure and supply disruptions related to the sourcing of raw materials, energy, logistics and labor in 2022. We continue to closely monitor the impact of, and responses to, COVID-19 variants, including government imposed lockdowns and permitted reopenings in various locations around the world, and the effects of geopolitical events on demand conditions and the supply chain. Demand conditions across certain regions in the Western Hemisphere and China deteriorated, creating uncertainty, impacting consumer activity and driving customer destocking.

Average prices of energy feedstocks, particularly natural gas, which are a significant input and source of energy for our manufacturing operations, increased in the Western Hemisphere and particularly in Europe. We also experienced cost pressure on raw material inputs. We continued pricing actions intended to offset these inflationary headwinds experienced during 2022. Moderation of acetyls pricing trended to more normalized levels by the end of 2022. We expect sourcing costs and inflationary pressures to improve in 2023.
We continue to monitor the situation in Ukraine. While the conflict has not had a material impact on our business, financial condition or results of operations to date, we have experienced shortages in materials and increased costs for transportation, energy and raw materials as well as other supply chain challenges, particularly in Europe, due in part to the effects of the conflict, and government responses thereto, including sanctions, on the global economy. We continue to monitor these developments.
Following Russia's invasion, we have suspended sales into Russia, Belarus and the sanctioned regions of Ukraine. Revenue from these countries and regions constituted less than 1% of our consolidated Net sales for the years ended December 31, 2022 and 2021 and we have no manufacturing assets in these countries or regions.
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
•Purchase Accounting
We recognize the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of purchase price over the aggregate fair values is recorded as goodwill. Intangible assets are valued using the relief from royalty, multi-period excess earnings and discounted cash flow methodologies, which are considered Level 3 measurements. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this method include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Key assumptions used in the multi-period excess earnings method include discount rates, retention rates, growth rates, sales projections, expense projections and contributory asset charges. Key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, tax rates, cash flow projections and terminal value rates. All of these methodologies require significant management judgment and, therefore, are susceptible to change. We calculate the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed to allocate the purchase price at the acquisition date. We may use the assistance of third-party valuation consultants. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
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
•Benefit Obligations
Various assumptions are used in the calculation of the actuarial valuation of the employee benefit plans. These key assumptions include the discount rate and expected long-term rates of return on plan assets. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions. These differences may result in a significant impact to the amount of net periodic benefit cost recorded in future periods.
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
The estimated change in pension net periodic benefit cost and projected benefit obligations that would occur in 2023 from a change in the indicated assumptions are as follows:

	Change in Rate	Impact on Net Periodic Benefit Cost	Impact on Projected Benefit Obligations
		(In $ millions)
U.S. Pension Benefits
Decrease in the discount rate	0.5%	(5)	85
Decrease in the long-term expected rate of return on plan assets(1)	0.5%	10	N/A
Non-U.S. Pension Benefits
Decrease in the discount rate	0.5%	(1)	53
Decrease in the long-term expected rate of return on plan assets	0.5%	3	N/A
______________________________
(1)Excludes nonqualified pension plans.
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
See Note 15 - Income Taxes in the accompanying consolidated financial statements for further information.
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
See Note 17 - Derivative Financial Instruments in the accompanying consolidated financial statements for further information regarding our market risk management and the related impact on our financial position and results of operations.
•Foreign Currency Forwards and Swaps
A portion of our assets, liabilities, net sales and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in the value of these currencies against the U.S. dollar can have a direct and material impact on the business and financial results. Our largest exposures are to the euro and Chinese yuan ("CNY"). A decline in the value of the euro and CNY versus the U.S. dollar results in a decline in the U.S. dollar value of our sales and earnings denominated in euros and CNYs. Likewise, an increase in the value of the euro and CNY versus the U.S. dollar would result in an opposite effect. We estimate that a 10% change in the euro/U.S. dollar and CNY/U.S. dollar exchange rates would impact our earnings by $61 million and $41 million, respectively.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report. Based on that evaluation, as of December 31, 2022, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has elected to exclude the internal control over financial reporting of the recently acquired majority of the Mobility & Materials business ("M&M") of DuPont de Nemours, Inc. from its assessment of internal control over financial reporting as of December 31, 2022, see Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information. The excluded financial statement amounts of M&M constituted 15% of our consolidated Total assets and 4% of our consolidated Net sales as of and for the year ended December 31, 2022. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows on page 60.
Item 9B.  Other Information
None.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference from the subsections of "Governance," captioned "Item 1: Election of Directors," "Director Nominees," "Board and Committee Governance," "Additional Governance Matters" and the sections "Stock Ownership Information" and "Questions and Answers — Company Documents, Communications and Shareholder Proposals" sections of the Company's definitive proxy statement for the 2023 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2023 Proxy Statement"). With regard to the information required by this Item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in the 2023 Proxy Statement under "Delinquent Section 16(a) Reports" and such disclosure, if any, is incorporated herein by reference. Information about executive officers of the Company is contained in Part I of this Annual Report.
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
Item 11.  Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the section "Governance – Director Compensation" and the subsections of "Executive Compensation" captioned "Compensation Discussion and Analysis," "Compensation Risk Assessment," "Compensation and Management Development Committee Report," "Compensation Tables," and "CEO Pay Ratio" of the 2023 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information with respect to beneficial ownership and equity compensation plans required by this Item 12 is incorporated herein by reference from the subsections of "Stock Ownership Information" captioned "Principal Shareholders and Beneficial Owners" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2023 Proxy Statement.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the "Governance — Director Independence and Related Person Transactions" section of the 2023 Proxy Statement.
Item 14.  Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor Firm ID: 185.
The information required by this Item 14 is incorporated herein by reference from the "Audit Matters — Item 2: Ratification of Independent Registered Public Accounting Firm" section of the 2023 Proxy Statement.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
1.  Financial Statements. The report of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page 60 of this Annual Report.
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

3.2	Seventh Amended and Restated By-laws, effective as of November 2, 2022 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2022).

4.1	Form of certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A/A filed with the SEC on September 18, 2018).

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

4.4
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

4.5
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

4.6
Ninth Supplemental Indenture, dated as of May 8, 2019, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 8, 2019).

4.7
Tenth Supplemental Indenture, dated as of August 5, 2021, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on From 8-K filed with the SEC on August 5, 2021).

4.8
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

4.9
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

4.10
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

10.1†
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

10.1(a)
First Amendment to Credit Agreement, dated as of February 21, 2023, by and among Celanese Corporation, Celanese US Holdings LLC, Celanese Europe B.V., the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Credit Agreement dated as of March 18, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 23, 2023).

10.2†
Term Loan Credit Agreement, dated as of March 18, 2022, by and among Celanese Corporation, Celanese US Holdings LLC, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, a Swing Line Lender and an L/C Issuer and other Swing Line Lenders and L/C Issuers party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K Filed with the SEC on March 24, 2022).

10.2(a)
First Amendment to Credit Agreement, dated as of February 21, 2023, by and among Celanese Corporation, Celanese US Holdings LLC, the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Term Loan Credit Agreement dated as of March 18, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 23, 2023).

10.3*†
3-Year Term Loan Credit Agreement, dated as of September 16, 2022, by and among Celanese Corporation, Celanese US Holdings LLC, each lender from time to time a party thereto, and Bank of America, N.A., as Administrative Agent.

Exhibit Number
Description

10.3(a)
First Amendment to Credit Agreement, dated as of February 21, 2023, by and among Celanese Corporation, Celanese US Holdings LLC, the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Term Loan Credit Agreement dated as of September 16, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 23, 2023).

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

10.5(c)‡
Amendment Number Three to the Celanese Corporation 2008 Deferred Compensation Plan dated October 31, 2019 (incorporated by reference to Exhibit 10.4(c) to the Annual Report on Form 10-K filed with the SEC on February 6, 2020).

10.5(d)‡
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

10.6‡	Celanese Corporation 2009 Employee Stock Purchase Program (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on April 23, 2009).

10.7‡	Celanese Corporation 2018 Global Incentive Plan, effective as of April 23, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 20, 2018).

10.8(a)‡	Form of 2020 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.8(b)‡	Form of 2020 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.8(c)‡
Form of 2021 Executive Officer Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2021).

10.8(d)‡	Form of 2021 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2021).

10.8(e)‡
Form of 2021 Time-Based Restricted Stock Unit Award Agreement(for non-employee directors (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 23, 2021).

10.8(f)‡	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2022).

10.8(g)‡
Form of 2022 Performance-Based Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2022).

10.8(h)‡	Form of 2022 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2022).

10.8(i)‡
Form of 2022 Performance-Based Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2022).

10.8(j)‡
Form of 2022 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2022).

10.9(a)‡	Executive Severance Benefits Plan, amended effective February 6, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 12, 2013).

Exhibit Number
Description

10.9(b)‡	Executive Severance Benefits Plan, amended effective October 18, 2017 (incorporated by reference to Exhibit 10.9(b) the Annual Report on Form 10-K filed with the SEC on February 9, 2018).

10.9(c)‡	Executive Severance Benefits Plan, amended effective February 5, 2020 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.10(a)‡
Offer Letter, dated December 12, 2018, between Celanese Corporation and A. Lynne Puckett (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019).

10.10(b)‡
Amended and Restated Offer Letter, dated February 5, 2020, between Celanese Corporation and Lori J. Ryerkerk (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.11(a)‡
Form of Amended and Restated Change in Control Agreement between Celanese Corporation and Lori J. Ryerkerk (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.11(b)‡
Form of Amended and Restated Change in Control Agreement between Celanese Corporation and participant, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.11(b).1*‡
Amended Schedule of Participants to Form of Non-CEO Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.8(b).1 to the Annual Report on Form 10-K filed with the SEC on February 10, 2022).

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

10.13(a)‡
Amendment Number One to the Celanese Americas Supplemental Retirement Savings Plan, as amended and restated effective January 1, 2014, dated December 28, 2020 (incorporated by reference to Exhibit 10.11(a) to the Annual Report on Form 10-K filed with the SEC on February 11, 2021).

10.14‡
Celanese Americas Supplemental Retirement Pension Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the SEC on February 6, 2020).

10.14(a)‡
First Amendment to the Celanese Americas Supplemental Retirement Pension Plan, as amended and restated effective January 1, 2009, dated as of July 22, 2013 (incorporated by reference to Exhibit 10.15(a) to the Annual Report on Form 10-K filed with the SEC on February 6, 2020).

10.14(b)‡
Amendment Number Two to the Celanese Americas Supplemental Retirement Pension Plan, as amended and restated effective January 1, 2009, dated as of February 5, 2020 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.15*‡	Summary of Non-Employee Director Compensation.

21.1*	List of Subsidiaries of Celanese Corporation.

22.1*	List of Guarantor Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm of Celanese Corporation, KPMG LLP.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

Exhibit Number
Description

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Name:	Lori J. Ryerkerk
Title:	Chair of the Board of Directors, Chief Executive Officer and President

Date:	February 24, 2023
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott A. Richardson and Aaron M. McGilvray, and each of them, his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that any such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that such said attorney-in-fact, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LORI J. RYERKERK	Chair of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 24, 2023
Lori J. Ryerkerk

/s/ SCOTT A. RICHARDSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2023
Scott A. Richardson

/s/ AARON M. MCGILVRAY	Vice President, Finance, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023
Aaron M. McGilvray

/s/ JEAN S. BLACKWELL	Director	February 24, 2023
Jean S. Blackwell

/s/ WILLIAM M. BROWN	Director	February 24, 2023
William M. Brown

/s/ EDWARD G. GALANTE	Director	February 24, 2023
Edward G. Galante

/s/ RAHUL GHAI	Director	February 24, 2023
Rahul Ghai

/s/ KATHRYN M. HILL	Director	February 24, 2023
Kathryn M. Hill

Signature	Title	Date

/s/ DAVID F. HOFFMEISTER	Director	February 24, 2023
David F. Hoffmeister

/s/ JAY V. IHLENFELD	Director	February 24, 2023
Jay V. Ihlenfeld

/s/ DEBORAH J. KISSIRE	Director	February 24, 2023
Deborah J. Kissire

/s/ MICHAEL KOENIG	Director	February 24, 2023
Michael Koenig

/s/ KIM K.W. RUCKER	Director	February 24, 2023
Kim K.W. Rucker

CELANESE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Celanese Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Celanese Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired a majority of DuPont's Mobility and Materials ("M&M") business during 2022, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, M&M's internal control over financial reporting associated with 15% of total assets and 4% of net sales included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of M&M.
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
Evaluation of the Company's application of multinational income tax regulations
As discussed in Note 15 to the consolidated financial statements, the Company recorded $489 million of income tax benefit for the year ended December 31, 2022. Because of its multinational presence, the Company's effective income tax rate and related income tax attributes are significantly impacted by tax regulations in certain operating locations. As a result, the Company continuously monitors, evaluates, and responds to these impacts.
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
Fair value of customer-related intangible assets and trade name acquired in a business combination
As discussed in Note 4 to the consolidated financial statements, on November 1, 2022, the Company acquired a majority of the Mobility and Materials ("M&M") business from DuPont de Nemours, Inc. ("DuPont") for a purchase price of $11.0 billion, subject to transaction adjustments. The Company allocated the purchase price of the acquisition to identifiable assets and liabilities assumed, of which $1.5 billion was preliminarily allocated to customer-related intangible assets and $1.4 billion was preliminarily allocated to trade names.
We identified the evaluation of the preliminary fair values of one of the customer-related intangible assets and one of the trade names acquired in the business combination as a critical audit matter. A high degree of subjective auditor judgment and valuation specialized skills and knowledge were required in evaluating certain inputs into the preliminary fair value determinations, including the royalty rate and discount rate. Changes in these inputs could have a significant impact on the estimated fair values of the intangible assets.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's purchase accounting process, including controls related to the development of the above-listed inputs into the valuation of the customer-

related intangible asset and the trade name. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in: (1) evaluating the discount rate by comparing it to an independently developed range of discount rates based on publicly available market data for comparable entities; (2) developing an estimate of fair value of the customer-related intangible asset using projected cash flows of the M&M business and an independently developed range of discount rates, and comparing it to the Company's fair value estimate; (3) evaluating the royalty rate for the trade name by comparing it to royalty rates from comparable licensing agreements; and (4) developing an estimate of fair value of the trade name using the royalty rate and projected cash flows of the M&M business, and an independently developed range of discount rates, and comparing it to the Company's fair value estimate.
/s/ KPMG LLP
We have served as the Company's auditor since 2004.
Dallas, Texas
February 24, 2023

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(In $ millions, except share and per share data)
Net sales	9,673	8,537	5,655
Cost of sales	(7,293)	(5,855)	(4,362)
Gross profit	2,380	2,682	1,293
Selling, general and administrative expenses	(824)	(633)	(482)
Amortization of intangible assets	(62)	(25)	(22)
Research and development expenses	(112)	(86)	(74)
Other (charges) gains, net	(8)	3	(39)
Foreign exchange gain (loss), net	(1)	2	(5)
Gain (loss) on disposition of businesses and assets, net	5	3	(7)
Operating profit (loss)	1,378	1,946	664
Equity in net earnings (loss) of affiliates	220	146	134
Non-operating pension and other postretirement employee benefit (expense) income	17	106	17
Interest expense	(405)	(91)	(109)
Refinancing expense	—	(9)	—
Interest income	69	8	6
Dividend income - equity investments	133	147	126
Gain (loss) on sale of investments in affiliates	—	—	1,408
Other income (expense), net	9	(5)	5
Earnings (loss) from continuing operations before tax	1,421	2,248	2,251
Income tax (provision) benefit	489	(330)	(247)
Earnings (loss) from continuing operations	1,910	1,918	2,004
Earnings (loss) from operation of discontinued operations	(9)	(27)	(14)
Income tax (provision) benefit from discontinued operations	1	5	2
Earnings (loss) from discontinued operations	(8)	(22)	(12)
Net earnings (loss)	1,902	1,896	1,992
Net (earnings) loss attributable to noncontrolling interests	(8)	(6)	(7)
Net earnings (loss) available to Celanese Corporation	1,894	1,890	1,985
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	1,902	1,912	1,997
Earnings (loss) from discontinued operations	(8)	(22)	(12)
Net earnings (loss)	1,894	1,890	1,985
Earnings (loss) per common share - basic
Continuing operations	17.55	17.19	16.95
Discontinued operations	(0.07)	(0.20)	(0.10)
Net earnings (loss) - basic	17.48	16.99	16.85
Earnings (loss) per common share - diluted
Continuing operations	17.41	17.06	16.85
Discontinued operations	(0.07)	(0.20)	(0.10)
Net earnings (loss) - diluted	17.34	16.86	16.75
Weighted average shares - basic	108,380,082	111,224,017	117,817,445
Weighted average shares - diluted	109,235,376	112,084,412	118,481,376
See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(In $ millions)
Net earnings (loss)	1,902	1,896	1,992
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(217)	(11)	(8)
Gain (loss) on cash flow hedges	21	13	(18)
Pension and postretirement benefits	7	(3)	(2)
Total other comprehensive income (loss), net of tax	(189)	(1)	(28)
Total comprehensive income (loss), net of tax	1,713	1,895	1,964
Comprehensive (income) loss attributable to noncontrolling interests	(8)	(6)	(7)
Comprehensive income (loss) attributable to Celanese Corporation	1,705	1,889	1,957

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	1,508	536
Trade receivables - third party and affiliates	1,379	1,161
Non-trade receivables, net	675	506
Inventories	2,808	1,524
Other assets	241	80
Total current assets	6,611	3,807
Investments in affiliates	1,062	823
Property, plant and equipment (net of accumulated depreciation - 2022: $3,687; 2021: $3,484)	5,584	4,193
Operating lease right-of-use assets	413	236
Deferred income taxes	808	248
Other assets	547	521
Goodwill	7,142	1,412
Intangible assets, net	4,105	735
Total assets	26,272	11,975
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,306	791
Trade payables - third party and affiliates	1,518	1,160
Other liabilities	1,201	473
Income taxes payable	43	81
Total current liabilities	4,068	2,505
Long-term debt, net of unamortized deferred financing costs	13,373	3,176
Deferred income taxes	1,242	555
Uncertain tax positions	322	280
Benefit obligations	411	558
Operating lease liabilities	364	200
Other liabilities	387	164
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2022 and 2021: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2022: 170,135,425 issued and 108,473,932 outstanding; 2021: 169,760,024 issued and 108,023,735 outstanding)	—	—
Treasury stock, at cost (2022: 61,661,493 shares; 2021: 61,736,289 shares)	(5,491)	(5,492)
Additional paid-in capital	372	333
Retained earnings	11,274	9,677
Accumulated other comprehensive income (loss), net	(518)	(329)
Total Celanese Corporation shareholders' equity	5,637	4,189
Noncontrolling interests	468	348
Total equity	6,105	4,537
Total liabilities and equity	26,272	11,975

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	108,023,735	—	114,168,464	—	119,555,207	—
Purchases of treasury stock	—	—	(6,556,378)	—	(5,889,073)	—
Stock awards	450,197	—	411,649	—	502,330	—
Balance as of the end of the period	108,473,932	—	108,023,735	—	114,168,464	—
Treasury Stock
Balance as of the beginning of the period	61,736,289	(5,492)	55,234,515	(4,494)	49,417,965	(3,846)
Purchases of treasury stock, including related fees	—	—	6,556,378	(1,000)	5,889,073	(650)
Issuance of treasury stock under stock plans	(74,796)	1	(54,604)	2	(72,523)	2
Balance as of the end of the period	61,661,493	(5,491)	61,736,289	(5,492)	55,234,515	(4,494)
Additional Paid-In Capital
Balance as of the beginning of the period		333		257		254
Stock-based compensation, net of tax		39		76		3
Balance as of the end of the period		372		333		257
Retained Earnings
Balance as of the beginning of the period		9,677		8,091		6,399
Net earnings (loss) attributable to Celanese Corporation		1,894		1,890		1,985
Common stock dividends		(297)		(304)		(293)
Balance as of the end of the period		11,274		9,677		8,091
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(329)		(328)		(300)
Other comprehensive income (loss), net of tax		(189)		(1)		(28)
Balance as of the end of the period		(518)		(329)		(328)
Total Celanese Corporation shareholders' equity		5,637		4,189		3,526
Noncontrolling Interests
Balance as of the beginning of the period		348		369		391
Net earnings (loss) attributable to noncontrolling interests		8		6		7
(Distributions to) contributions from noncontrolling interests		(13)		(27)		(29)
Acquisition of noncontrolling interest		125		—		—
Balance as of the end of the period		468		348		369
Total equity		6,105		4,537		3,895

See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In $ millions)
Operating Activities
Net earnings (loss)	1,902	1,896	1,992
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	14	2	31
Depreciation, amortization and accretion	478	378	356
Pension and postretirement net periodic benefit cost	(85)	(136)	(99)
Pension and postretirement contributions	(48)	(51)	(48)
Actuarial (gain) loss on pension and postretirement plans	81	41	96
Pension curtailments and settlements, net	—	3	(1)
Deferred income taxes, net	(835)	13	77
(Gain) loss on disposition of businesses and assets, net	(8)	(5)	3
Stock-based compensation	60	95	28
Undistributed earnings in unconsolidated affiliates	(3)	(34)	13
(Gain) loss on sale of investments in affiliates	—	—	(1,408)
Other, net	11	28	18
Operating cash provided by (used in) discontinued operations	(28)	15	5
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	218	(396)	141
Inventories	(253)	(367)	124
Other assets	(13)	(80)	60
Trade payables - third party and affiliates	(84)	353	(6)
Other liabilities	412	2	(39)
Net cash provided by (used in) operating activities	1,819	1,757	1,343
Investing Activities
Capital expenditures on property, plant and equipment	(543)	(467)	(364)
Acquisitions, net of cash acquired	(10,589)	(1,142)	(100)
Proceeds from sale of businesses and assets, net	48	27	21
Proceeds from sale of investments in affiliates	—	—	1,575
Proceeds from sale of marketable securities	—	516	43
Purchases of marketable securities	—	—	(544)
Other, net	(57)	(53)	(39)
Net cash provided by (used in) investing activities	(11,141)	(1,119)	592
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	36	206	(287)
Proceeds from short-term borrowings	500	—	311
Repayments of short-term borrowings	—	(6)	(466)
Proceeds from long-term debt	10,769	990	—
Repayments of long-term debt	(526)	(786)	(30)
Purchases of treasury stock, including related fees	(17)	(1,000)	(650)
Common stock dividends	(297)	(304)	(293)
(Distributions to) contributions from noncontrolling interests	(13)	(27)	(29)
Settlement of forward-starting interest rate swaps	—	(72)	—
Issuance cost of bridge facility	(63)	—	—
Other, net	(99)	(43)	(27)
Net cash provided by (used in) financing activities	10,290	(1,042)	(1,471)
Exchange rate effects on cash and cash equivalents	4	(15)	28
Net increase (decrease) in cash and cash equivalents	972	(419)	492
Cash and cash equivalents as of beginning of period	536	955	463
Cash and cash equivalents as of end of period	1,508	536	955

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
For those consolidated ventures in which the Company owns or is exposed to less than 100% of the economics, the outside shareholders' interests are shown as noncontrolling interests.
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
The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the positions will be sustained upon examination. Tax positions that meet the more-likely-than-not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence and technical authorities in the relevant jurisdiction.
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
The Company has a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui"), in which the Company owns 50% of Fairway, for the production of methanol at the Company's integrated chemical plant in Clear Lake, Texas. Fairway is a VIE in which the Company is the primary beneficiary. Accordingly, the Company consolidates the venture and records a noncontrolling interest for the share of the venture owned by Mitsui. Fairway is included in the Company's Acetyl Chain segment. As of December 31, 2022 and 2021, the carrying amount of the total assets associated with

Fairway included in the consolidated balance sheets were $627 million and $628 million, respectively, made up primarily of $544 million and $560 million, respectively, of property, plant and equipment.
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as finance lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of December 31, 2022 and 2021 were $223 million and $235 million, respectively, related primarily to the recovery of capital expenditures for certain property, plant and equipment.
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
Definite-lived Intangible Assets
Customer-related intangible assets and other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from six to 30 years.
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
•Interest Rate Risk Management
The Company entered into a forward-starting interest rate swap to mitigate the risk of variability in the benchmark interest rate for debt issued in 2021. The interest rate swap agreement was designated as a cash flow hedge. Accordingly, to the extent the cash flow hedges were effective, changes in the fair value of the interest rate swap were included in gain (loss) from cash flow hedges within Accumulated other comprehensive income (loss), net in the consolidated balance sheets. The Company settled the forward-starting interest rate swap in August 2021, resulting in a payment to the counterparty of $72 million, which payment was included as part of financing activities in the consolidated statements of cash flows.

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
The Company entered into cross-currency swaps to synthetically convert its USD borrowings to EUR borrowings in 2019 and 2022. The cross-currency swap agreements are designated as a net investment hedge. Accordingly, to the extent the net investment hedges are effective, changes in the fair value of the cross-currency swap are included in foreign currency translation within Accumulated other comprehensive income (loss), net in the consolidated balance sheets. Gains and losses are reclassified to earnings in the period the hedged investment is sold or liquidated.
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
The majority of the Company's revenue is derived from contracts (i) with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount in which it has the right to invoice as product is delivered. The Company has elected the practical expedient not to disclose the value of remaining performance obligations associated with these types of contracts. However, the Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of December 31, 2022, the Company had $1.4 billion of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $430 million of its remaining performance obligations as Net sales in 2023, $430 million in 2024, $304 million in 2025 and the balance thereafter.
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
The Company does not have any material contract assets as of December 31, 2022.
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
4. Acquisitions, Dispositions and Plant Closures
Acquisitions
•    Santoprene
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
The Company allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation was based upon preliminary information. During the measurement period, there were no adjustments that materially impacted the Company's goodwill initially recorded.
•    Mobility & Materials
On November 1, 2022, the Company acquired 100% ownership of entities and assets consisting of a majority of the Mobility & Materials business ("M&M") of DuPont de Nemours, Inc. ("DuPont") (the "M&M Acquisition") for a purchase price of $11.0 billion, subject to transaction adjustments, in an all-cash transaction. The Company acquired a global production network of 29 facilities, including compounding and polymerization, customer and supplier contracts and agreements, an intellectual property portfolio, including approximately 850 patents with associated technical and R&D assets, and approximately 5,000 employees across the manufacturing, technical, and commercial organizations. This acquisition of M&M enhances the engineered materials product portfolio by adding new polymers, brands, product technology, and backward integration in critical polymers, allowing the Company to accelerate growth in high-value applications including future mobility, connectivity and medical. The acquisition was accounted for as a business combination and the acquired operations are included in the Engineered Materials segment.
The Company preliminarily allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company calculated the fair value of the assets acquired using the income, market or cost approach (or a combination thereof). Fair values of certain assets were determined based on Level 3 inputs including estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, retention rates and terminal values, all of which require significant management judgment and are susceptible to change. The purchase price allocation was based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The Company is in the ongoing process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, including trade names and customer relationships, personal and real property, and deferred taxes. The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill. However, any subsequent measurement period adjustments are not expected to have a material impact on the Company's results of operations.
The preliminary purchase price allocation for the M&M Acquisition is as follows:

As of November 1, 2022
(In $ millions)
Cash and cash equivalents	462
Trade receivables - third party and affiliates (Note 5)	484
Inventories (Note 6)	1,078
Current other assets	311
Property, plant and equipment, net (Note 8)	1,281
Intangible assets (Note 9)
Customer-related intangible assets	1,500
Trade names	1,400
Developed technology	550
Goodwill (Note 9)(1)	5,788
Other assets	359
Total fair value of assets acquired	13,213

Trade payables - third party and affiliates	(458)
Current other liabilities (Note 10)	(339)
Deferred income taxes (Note 15)	(1,006)
Noncurrent operating lease liabilities (Note 16)	(159)
Other liabilities	(77)
Total fair value of liabilities assumed	(2,039)
Noncontrolling interests	(125)
Net assets acquired	11,049
______________________________
(1)Goodwill consists of expected revenue and operating synergies resulting from the acquisition, a portion of which is expected to be deductible for income tax purposes.
The following unaudited pro forma financial information presents the consolidated results of operations as if the M&M acquisition had occurred at the beginning of 2021. M&M's pre-acquisition results have been added to the Company's historical results. The pro forma results contained in the table below include adjustments for (i) increased depreciation expense as a result of acquisition date fair value adjustments, (ii) amortization of acquired intangibles, (iii) interest expense and amortization of debt issuance costs of $366 million and $674 million related to borrowings under the Term Loan Facility and the issuance of Acquisition Notes as if these had taken place at the beginning of 2021 for the years ended December 31, 2022 and 2021, respectively and (iv) net total inventory step up of inventory amortized to Cost of sales of $66 million for the years ended December 31, 2022 and 2021.

These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results.

	Year Ended December 31,
	2022	2021
	(In millions)
Unaudited Consolidated Pro Forma Results
Proforma Net sales	$12,614	$12,069
Proforma Earnings (loss) from continuing operations before tax	888	1,843
The amount of M&M Net sales and Earnings (loss) from continuing operations before tax consolidated by the Company since the acquisition date were $430 million and $(80) million, respectively.
During the year ended December 31, 2022, transaction related costs of $117 million were expensed as incurred to Selling, general and administrative expenses in the consolidated statements of operations.
Korea Engineering Plastics Co. Restructuring
On April 1, 2022, the Company completed the restructuring of Korea Engineering Plastics Co. ("KEPCO"), a joint venture owned 50% by the Company and 50% by Mitsubishi Gas Chemical Company, Inc. KEPCO was first formed in 1987 to manufacture and market polyoxymethylene ("POM") in Asia, with a particular focus on serving domestic demand in South Korea. KEPCO will now focus solely on manufacturing and supplying high quality products to its shareholders, who will independently market them globally. As part of the restructuring of KEPCO, the Company paid KEPCO $5 million and will pay 5 equal annual installments of €24 million on October 1 of each year beginning in 2022. This resulted in an increase to the Company's investment in KEPCO of $134 million. The Company's joint venture partner will be making similar payments to KEPCO. The restructuring did not result in a change in ownership percentage of KEPCO, nor a change in control, and KEPCO will continue to be accounted for as an equity method investment.
Plant Closures
•    Silao, Mexico
In September 2022, the Company announced that it will cease manufacturing operations at the Engineered Materials compounding facility in Silao, Mexico by the end of 2022, with decommissioning taking place in 2023. Manufacturing operations formally ceased on December 16, 2022.
The exit and shutdown costs related to this closure are as follows:

Year Ended December 31,
2022
(In $ millions)
Asset impairments(1)	(8)
Restructuring(1)	(1)
Accelerated amortization expense	(10)
Plant/Office closure(1)	8
Total	(11)
______________________________
(1)Included in Other (charges) gains, net in the consolidated statements of operations (Note 24).

5. Receivables, Net

	As of December 31,
	2022	2021
	(In $ millions)
Trade receivables - third party and affiliates	1,394	1,171
Allowance for doubtful accounts - third party and affiliates	(15)	(10)
Trade receivables - third party and affiliates, net	1,379	1,161

	As of December 31,
	2022	2021
	(In $ millions)
Non-income taxes receivable	334	282
Income taxes receivable	26	123
Other(1)	315	101
Non-trade receivables, net	675	506
____________________________
(1)Includes $193 million of non-trade receivables related to the M&M Acquisition as of December 31, 2022.
6. Inventories

	As of December 31,
	2022	2021
	(In $ millions)
Finished goods	1,820	1,014
Work-in-process	202	75
Raw materials and supplies	786	435
Total	2,808	1,524
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
Equity Method
As a part of the M&M Acquisition, the Company acquired certain equity method investments and ownership interests. See Strategic Affiliates in Item 1. Business for additional information.

The Company has ownership interests in 13 equity method investments ranging from 22% to 50% at December 31, 2022.
Equity method investments by business segment are as follows:

	Carrying Value as of December 31,		Share of Earnings (Loss) Year Ended December 31,			Dividends and Other Distributions Year Ended December 31,
	2022	2021	2022	2021	2020	2022	2021	2020
	(In $ millions)
Engineered Materials(1)	760	595	209	133	120	(204)	(98)	(137)
Other Activities	53	58	11	13	14	(13)	(14)	(10)
Total	813	653	220	146	134	(217)	(112)	(147)
____________________________
(1)Engineered Materials includes an equity method investment with losses in excess of its carrying amount due to the Company's guarantee of various debt obligations under agreements with third parties related to an equity affiliate (Note 19). This equity method investment was recorded in Current other liabilities (Note 10) as of December 31, 2022.
Equity Investments Without Readily Determinable Fair Values
The Company has ownership interests in 4 equity investments without readily determinable fair values ranging from 8% to 31% at December 31, 2022.
Equity investments without readily determinable fair values by business segment are as follows:

	Carrying Value as of December 31,		Dividend Income for the Year Ended December 31,
	2022	2021	2022	2021	2020
	(In $ millions)
Acetyl Chain	165	165	132	146	126
Other Activities	5	5	1	1	—
Total	170	170	133	147	126
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
Transactions and balances with affiliates are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In $ millions)
Purchases	590	334	249
Sales and other credits	72	74	42

	As of December 31,
	2022	2021
	(In $ millions)
Trade receivables	8	—
Non-trade receivables	36	32
Total due from affiliates	44	32

Short-term borrowings(1)	—	64
Trade payables	36	71
Current Other liabilities	37	12
Total due to affiliates	73	147
______________________________
(1)The Company has agreements with certain affiliates whereby excess affiliate cash is lent to and managed by the Company at variable interest rates governed by those agreements.
8. Property, Plant and Equipment, Net

	As of December 31,
	2022	2021
	(In $ millions)
Land	291	48
Land improvements	83	78
Buildings and building improvements	1,062	833
Machinery and equipment	6,897	5,993
Construction in progress	938	725
Gross asset value	9,271	7,677
Accumulated depreciation	(3,687)	(3,484)
Net book value	5,584	4,193
Assets under finance leases, net, included in the amounts above were $176 million and $131 million as of December 31, 2022 and 2021, respectively.
Capitalized interest costs and depreciation expense are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In $ millions)
Capitalized interest	18	12	8
Depreciation expense	399	346	327
During 2022, 2021 and 2020, certain long-lived assets were impaired (Note 24).

9. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2020	768	398	1,166
Acquisitions	299	2	301	(1)
Exchange rate changes	(37)	(18)	(55)
As of December 31, 2021	1,030	382	1,412
Acquisitions (Note 4)	5,781	—	5,781	(2)
Exchange rate changes	(36)	(15)	(51)
As of December 31, 2022(3)	6,775	367	7,142
______________________________
(1)Primarily represents goodwill related to the acquisition of Santoprene.
(2)Primarily represents goodwill related to the acquisition of M&M.
(3)There were no accumulated impairment losses as of December 31, 2022.
In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2022, as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin (Note 2). No events or changes in circumstances occurred during the three months ended December 31, 2022 that indicated the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2020	44	724	45	56	869
Acquisitions (Note 4)	—	307	—	—	307	(1)
Exchange rate changes	1	(35)	—	(1)	(35)
As of December 31, 2021	45	996	45	55	1,141
Acquisitions (Note 4)	—	1,509	550	—	2,059	(2)
Disposals	—	(2)	—	—	(2)
Accumulated impairment losses (Note 4)	—	(4)	—	—	(4)
Exchange rate changes	(3)	(44)	6	—	(41)
As of December 31, 2022	42	2,455	601	55	3,153
Accumulated Amortization
As of December 31, 2020	(38)	(555)	(40)	(39)	(672)
Amortization	(2)	(19)	(3)	(1)	(25)
Exchange rate changes	(1)	31	1	1	32
As of December 31, 2021	(41)	(543)	(42)	(39)	(665)
Amortization	(1)	(51)	(9)	(1)	(62)
Disposals	—	2	—	—	2
Accumulated impairment losses (Note 4)	—	2	—	—	2
Exchange rate changes	3	23	1	—	27
As of December 31, 2022	(39)	(567)	(50)	(40)	(696)
Net book value	3	1,888	551	15	2,457
______________________________
(1)Primarily related to $300 million of intangible assets acquired from Santoprene with a weighted average amortization period of 14 years.
(2)Primarily related to $1.5 billion of customer-related intangible assets and $550 million of developed technology acquired from M&M with weighted average amortization periods of 20 years and 13 years, respectively, and 18 years in total.
Indefinite-lived intangible assets are as follows:

	Trademarks and Trade Names
	(In $ millions)
As of December 31, 2020	122
Acquisitions (Note 4)	142	(1)
Exchange rate changes	(5)
As of December 31, 2021	259
Acquisitions (Note 4)	1,400	(2)
Exchange rate changes	(11)
As of December 31, 2022	1,648
______________________________
(1)Related to indefinite-lived intangible assets acquired from Santoprene.
(2)Related to indefinite-lived intangible assets acquired from M&M.

In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company did not record an impairment loss during the nine months ended September 30, 2022, as the estimated fair value for each of the Company's indefinite-lived intangible assets exceeded the carrying value of the underlying asset by a substantial margin (Note 2). No events or changes in circumstances occurred during the three months ended December 31, 2022 that indicated the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.
During the year ended December 31, 2022, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2023	161
2024	160
2025	160
2026	160
2027	160
10. Current Other Liabilities

	As of December 31,
	2022	2021
	(In $ millions)
Benefit obligations (Note 12)	25	26
Customer rebates	101	96
Derivatives (Note 17)	63	5
Interest (Note 11)	265	30
Legal (Note 19)	21	33
Operating leases (Note 16)	83	37
Restructuring (Note 24)	6	7
Salaries and benefits	151	135
Sales and use tax/foreign withholding tax payable	108	27
Investment in affiliates (Note 7)	79	—
Other(1)	299	77
Total	1,201	473
____________________________
(1)Includes $166 million of liabilities related to the M&M Acquisition payable to DuPont as of December 31, 2022.

11. Debt

	As of December 31,
	2022	2021
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	506	527
Short-term borrowings, including amounts due to affiliates(1)	500	64
Revolving credit facility(2)	300	200
Total	1,306	791
______________________________
(1)The weighted average interest rate was 5.8% and 0.2% as of December 31, 2022 and 2021, respectively.
(2)The weighted average interest rate was 5.8% and 1.4% as of December 31, 2022 and 2021, respectively.

	As of December 31,
	2022	2021
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2022, interest rate of 4.625%	—	500
Senior unsecured notes due 2023, interest rate of 1.125%	480	509
Senior unsecured notes due 2024, interest rate of 3.500%	499	499
Senior unsecured notes due 2024, interest rate of 5.900%	2,000	—
Senior unsecured notes due 2025, interest rate of 1.250%	320	339
Senior unsecured notes due 2025, interest rate of 6.050%	1,750	—
Senior unsecured term loan due 2025, interest rate of 5.934%	750	—
Senior unsecured notes due 2026, interest rate of 1.400%	400	400
Senior unsecured notes due 2026, interest rate of 4.777%	1,067	—
Senior unsecured notes due 2027, interest rate of 2.125%	531	564
Senior unsecured notes due 2027, interest rate of 6.165%	2,000	—
Senior unsecured term loan due 2027, interest rate of 5.934%	1,000	—
Senior unsecured notes due 2028, interest rate of 0.625%	533	566
Senior unsecured notes due 2029, interest rate of 5.337%	533	—
Senior unsecured notes due 2029, interest rate of 6.330%	750	—
Senior unsecured notes due 2032, interest rate of 6.379%	1,000	—
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	164	166
Bank loans due at various dates through 2026(1)	4	6
Obligations under finance leases due at various dates through 2054	172	173
Subtotal	13,953	3,722
Unamortized debt issuance costs(2)	(74)	(19)
Current installments of long-term debt	(506)	(527)
Total	13,373	3,176
______________________________
(1)The weighted average interest rate was 1.3% and 1.3% as of December 31, 2022 and 2021, respectively.
(2)Related to the Company's long-term debt, excluding obligations under finance leases.

Senior Credit Facilities
In connection with the M&M Acquisition, on February 17, 2022, the Company entered into a bridge facility commitment letter with Bank of America, N.A. ("Bank of America") pursuant to which Bank of America committed to provide, subject to the terms and conditions set forth therein, a 364-day $11.0 billion senior unsecured bridge term loan facility (the "Bridge Facility"). Subsequently, commitments in respect of the Bridge Facility were syndicated to additional financial institutions as contemplated thereby.
On March 18, 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a term loan credit agreement (the "March 2022 Term Loan Credit Agreement"), pursuant to which lenders provided a tranche of delayed-draw term loans due 364 days from issuance in an amount equal to $500 million and a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion. On September 16, 2022, Celanese, Celanese U.S. and certain subsidiaries entered into an additional term loan credit agreement (the "September 2022 Term Loan Credit Agreement" and, together with the March 2022 Term Loan Credit Agreement, the "Term Loan Credit Agreements"), pursuant to which lenders have provided delayed-draw term loans due 3 years from issuance in an amount equal to $750 million (the term loans represented by the Term Loan Credit Agreements collectively, the "Term Loan Facility"). The Term Loan Facility was fully drawn during the three months ended December 31, 2022.
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
The entry into the Term Loan Credit Agreements and offerings of USD- and euro-denominated notes (as described below) reduced availability under the Bridge Facility to zero and the Company terminated the Bridge Facility.
Also on March 18, 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a new revolving credit facility (the "New Revolving Credit Agreement" and, together with the Term Loan Credit Agreements, the "Credit Agreements") consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2027. The proceeds of a $365 million borrowing under the new senior unsecured revolving credit facility were used to repay and terminate the Company's existing revolving credit facility. The Credit Agreements are guaranteed by Celanese, Celanese U.S. and domestic subsidiaries together representing substantially all of the Company's U.S. assets and business operations ("the Subsidiary Guarantors"). The Subsidiary Guarantors are listed in Exhibit 22.1 to this Annual Report.
The Credit Agreements contain certain covenants, including the maintenance of certain financial ratios (subject to adjustment following the M&M Acquisition and certain other qualifying acquisitions, as set forth in the Credit Agreements), events of default and change of control provisions.
During the year ended December 31, 2022, the Company paid $66 million in fees related to the Bridge Facility commitment, amortizing these fees to interest expense in the year ended December 31, 2022.
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facility are as follows:

As of December 31, 2022
(In $ millions)
Revolving Credit Facility
Borrowings outstanding(1)	300
Available for borrowing(2)	1,450
______________________________
(1)The Company borrowed $765 million and repaid $465 million under its new senior unsecured revolving credit facility during the year ended December 31, 2022. The Company borrowed $165 million and repaid $365 million under its previous unsecured revolving credit facility during the year ended December 31, 2022.
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
On July 14, 2022, Celanese U.S. completed an offering of $7.5 billion aggregate principal amount of notes of various maturities in a public offering registered under the Securities Act (the "Acquisition USD Notes"). On July 19, 2022, Celanese U.S. completed an offering of €1.5 billion in aggregate principal amount of euro-denominated senior unsecured notes due in 2026 and 2029 in a public offering registered under the Securities Act (collectively, the "Acquisition Euro Notes" and together with the Acquisition USD Notes, the "Acquisition Notes"). Certain of the Acquisition Notes were issued at a discount to par, which is amortized to Interest expense in the consolidated statement of operations over the terms of the applicable Acquisition Notes. Fees and expenses of the offering of the Acquisition Notes, inclusive of underwriting discounts, were $65 million.
In August 2021, Celanese U.S. completed an offering of $400 million in principal amount of 1.400% senior unsecured notes due August 5, 2026 (the "1.400% Notes") in a public offering registered under the Securities Act. The 1.400% Notes were issued at a discount to par at a price of 99.899%, which is being amortized to Interest expense in the consolidated statement of operations over the term of the 1.400% Notes. Net proceeds from the sale of the 1.400% Notes were used to repay $396 million of outstanding borrowings under the senior unsecured revolving credit facility and for general corporate purposes.
In September 2021, Celanese U.S. completed an offering of €500 million in principal amount of 0.625% senior unsecured notes due September 10, 2028 (the "0.625% Notes") in a public offering registered under the Securities Act. The 0.625% Notes were issued at a discount to par at a price of 99.898%, which is being amortized to Interest expense in the consolidated statements of operations over the term of the 0.625% Notes.
In September 2021, Celanese U.S. completed a cash tender offer for €300 million in principal amount of 1.125% senior unsecured notes due September 26, 2023 (the "1.125% Notes") at a purchase price of €1,027.35 per €1,000 of principal amount plus accrued interest, for a total principal and premium payment of $363 million plus accrued interest of $4 million. A portion of the proceeds from the issuance of the 0.625% Notes were used to fund the tender offer for €300 million of the 1.125% Notes. As a result of the tender offer, the carrying value of the 1.125% Notes was reduced by $353 million. The Company recognized financing costs of $9 million, which are included in Refinancing expense in the consolidated statement of operations for the year ended December 31, 2021.
Principal payments scheduled to be made on the Company's debt, including short-term borrowings, are as follows:

(In $ millions)
2023	1,306
2024	2,544
2025	2,908
2026	1,566
2027	3,550
Thereafter	2,879
Total	14,753

Accounts Receivable Purchasing Facility
In June 2021, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 18, 2024. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's consolidated balance sheet. The Company de-recognized $1.1 billion and $1.1 billion of accounts receivable under this agreement for the years ended December 31, 2022 and 2021, respectively, and collected $1.1 billion and $1.1 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $99 million were pledged by the SPE as collateral to the Purchasers as of December 31, 2022.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $320 million and $230 million of accounts receivable under these factoring agreements for the years ended December 31, 2022 and 2021, respectively, and collected $325 million and $185 million of accounts receivable sold under these factoring agreements during the same periods.
In March 2021, the Company entered into an agreement in Singapore with a financial institution to discount, on a non-recourse basis, documentary credits or other documents recorded as accounts receivable. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $50 million and $70 million of accounts receivable under this agreement for the years ended December 31, 2022 and 2021, respectively.
Covenants
The Company's material financing arrangements contain customary covenants, including the maintenance of certain financial ratios (subject to adjustment following certain qualifying acquisitions, as set forth in the Credit Agreements), events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with all of the covenants related to its debt agreements as of December 31, 2022. On February 21, 2023, the Company amended the Credit Agreements for certain covenants included in the respective credit agreements.

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
The amount of costs recognized for the Company's defined contribution plans are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In $ millions)
Defined contribution plans	62	47	39

Summarized information on the Company's pension and postretirement benefit plans is as follows:

	Pension Benefits As of December 31,				Postretirement Benefits As of December 31,
	2022		2021		2022	2021
	(In $ millions)
Change in Projected Benefit Obligation
Projected benefit obligation as of beginning of period	3,488		3,847		51	61
Service cost	12		13		1	1
Interest cost	67		54		1	1
Net actuarial (gain) loss(1)	(662)		(119)		(10)	(7)
Acquisitions	198	(2)	7	(3)	—	—
Settlements	—		(38)		—	—
Benefits paid	(220)		(226)		(3)	(4)
Exchange rate changes	(25)		(50)		(2)	(1)
Projected benefit obligation as of end of period	2,858		3,488		38	51
Change in Plan Assets
Fair value of plan assets as of beginning of period	3,183		3,388		—	—
Actual return on plan assets	(588)		36		—	—
Employer contributions	45		47		3	4
Acquisitions	211	(2)	—		—	—
Settlements	—		(38)		—	—
Benefits paid(4)	(220)		(226)		(3)	(4)
Exchange rate changes	(6)		(24)		—	—
Fair value of plan assets as of end of period	2,625		3,183		—	—
Funded status as of end of period	(233)		(305)		(38)	(51)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent Other assets	160		221		—	—
Current Other liabilities	(21)		(22)		(3)	(4)
Benefit obligations	(372)		(504)		(35)	(47)
Net amount recognized	(233)		(305)		(38)	(51)
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net actuarial (gain) loss(5)	13		20		—	—
Prior service (benefit) cost	—		—		(1)	(1)
Net amount recognized	13		20		(1)	(1)
______________________________
(1)Primarily relates to changes in discount rates.
(2)Represents plan obligations and assets related to the M&M acquisition.
(3)Represents plan obligations related to the Santoprene acquisition.
(4)Includes benefit payments to nonqualified pension plans of $20 million and $21 million as of December 31, 2022 and 2021, respectively.
(5)Relates to the pension plans of the Company's equity method investments.

The percentage of U.S. and international projected benefit obligation at the end of the period is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2022	2021	2022	2021
	(In percentages)
U.S. plans	73	78	50	50
International plans	27	22	50	50
Total	100	100	100	100
The percentage of U.S. and international fair value of plan assets at the end of the period is as follows:

	Pension Benefits As of December 31,
	2022	2021
	(In percentages)
U.S. plans	77	85
International plans	23	15
Total	100	100
Pension plans with projected benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2022	2021
	(In $ millions)
Projected benefit obligation	669	803
Fair value of plan assets	277	277
Pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2022	2021
	(In $ millions)
Accumulated benefit obligation	649	781
Fair value of plan assets	270	277
Other postretirement plans with accumulated postretirement benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2022	2021
	(In $ millions)
Accumulated postretirement benefit obligation	38	52

The accumulated benefit obligation for all defined benefit pension plans is as follows:

	As of December 31,
	2022	2021
	(In $ millions)
Accumulated benefit obligation	2,837	3,461
The components of net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2022	2021	2020	2022	2021	2020
	(In $ millions)
Service cost	12	13	12	1	1	1
Interest cost	67	54	85	1	1	1
Expected return on plan assets	(166)	(205)	(199)	—	—	—
Recognized actuarial (gain) loss	91	47	97	(10)	(6)	(1)
Curtailment (gain) loss	—	—	—	—	—	(1)
Settlement (gain) loss	—	3	—	—	—	—
Special termination benefit	—	—	1	—	—	—
Total	4	(88)	(4)	(8)	(4)	—
The Company maintains nonqualified pension plans funded with nonqualified trusts for certain U.S. employees as follows:

	As of December 31,
	2022	2021
	(In $ millions)
Nonqualified Trust Assets
Marketable securities	5	10
Noncurrent Other assets, consisting of insurance contracts	22	28
Nonqualified Pension Obligations
Current Other liabilities	18	19
Benefit obligations	152	204
(Income) expense relating to the nonqualified pension plans included in net periodic benefit cost, excluding returns on the assets held by the nonqualified trusts, is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In $ millions)
Total	(34)	3	23

Valuation
The principal weighted average assumptions used to determine benefit obligation are as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2022	2021	2022	2021
	(In percentages)
Discount Rate Obligations
U.S. plans	5.5	2.8	5.4	2.7
International plans	3.4	1.4	4.7	2.4
Combined	4.9	2.5	5.1	2.5
Rate of Compensation Increase
U.S. plans	N/A	N/A
International plans	2.7	2.5
Combined	2.7	2.5
The principal weighted average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2022	2021	2020	2022	2021	2020
	(In percentages)
Discount Rate Obligations
U.S. plans	2.8	2.4	3.2	2.7	2.2	3.1
International plans	1.4	1.0	1.4	2.4	1.9	2.7
Combined	2.5	2.1	2.8	2.5	2.1	2.9
Discount Rate Service Cost
U.S. plans	N/A	N/A	1.9	3.5	N/A	3.8
International plans	1.5	1.1	1.8	2.1	1.9	2.7
Combined	1.5	1.1	1.8	2.1	1.9	2.7
Discount Rate Interest Cost
U.S. plans	2.2	1.7	2.8	2.0	1.5	2.6
International plans	1.2	0.7	1.1	2.1	1.5	2.5
Combined	2.0	1.4	2.4	2.1	1.5	2.6
Expected Return on Plan Assets
U.S. plans	5.5	6.5	6.7
International plans	4.9	4.8	5.1
Combined	5.4	6.3	6.5
Rate of Compensation Increase
U.S. plans	N/A	N/A	N/A
International plans	2.5	2.5	2.6
Combined	2.5	2.5	2.6
Interest Crediting Rate
U.S. plans	1.9	1.4	2.1
International plans	1.0	1.0	N/A
Combined	1.9	1.4	2.1

The Company's health care cost trend assumptions for U.S. postretirement medical plan's net periodic benefit cost are as follows:

	As of December 31,
	2022	2021	2020
	(In percentages, except year)
Health care cost trend rate assumed for next year	7.5	7.3	7.5
Health care cost trend ultimate rate	5.0	5.0	5.0
Health care cost trend ultimate rate year	2032	2031	2031
Plan Assets
The weighted average target asset allocations for the Company's pension plans in 2022 are as follows:

	U.S. Plans	International Plans
	(In percentages)
Bonds - domestic to plans	85	30
Equities - domestic to plans	8	24
Equities - international to plans	7	10
Other	—	36
Total	100	100
On average, the actual return on the U.S. qualified defined pension plans' assets over the long-term (20 years) has exceeded the expected long-term rate of asset return assumption. The U.S. qualified defined benefit plans' actual return on assets for the year ended December 31, 2022 was (19.5)% versus an expected long-term rate of asset return assumption of 5.5%. The expected long-term rate of asset return assumption used to determine 2023 net periodic benefit cost is 5.5% for the U.S. qualified defined benefit plans.
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
Pooled-type investments: Composed of various funds whose diversified portfolio is comprised of foreign and domestic equities, fixed income securities, and short-term investments. Investments are valued at the net asset value of units held by the plan at year-end.
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2022	2021	2022	2021	2022	2021
	(In $ millions)
Assets
Cash and cash equivalents	7	5	—	—	7	5
Derivatives
Swaps	—	—	4	6	4	6
Equity securities
U.S. companies	26	—	—	—	26	—
International companies	135	95	—	—	135	95
Fixed income
Corporate debt	—	—	662	895	662	895
Treasuries, other debt	162	118	968	1,338	1,130	1,456
Mortgage backed securities	—	—	12	16	12	16
Insurance contracts	—	—	98	57	98	57
Other	4	4	21	6	25	10
Total investments, at fair value(1)	334	222	1,765	2,318	2,099	2,540
Liabilities
Derivatives
Swaps	—	—	4	6	4	6
Total liabilities	—	—	4	6	4	6
Total net assets(2)	334	222	1,761	2,312	2,095	2,534
______________________________
(1)Certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. Total investments, at fair value, for the year ended December 31, 2022 excludes investments in pooled-type investments, registered investment companies and short-term investment funds with fair values of $441 million, $41 million and $41 million, respectively. Total investments, at fair value, for the year ended December 31, 2021 excludes investments in pooled-type investments, registered investment companies and short-term investment funds with fair values of $538 million, $69 million and $37 million, respectively.
(2)Total net assets excludes non-financial plan receivables and payables of $17 million and $10 million, respectively, as of December 31, 2022 and $13 million and $8 million, respectively, as of December 31, 2021. Non-financial items include due to/from broker, interest receivables and accrued expenses.

Benefit obligation funding is as follows:

Total Expected 2023
(In $ millions)
Cash contributions to defined benefit pension plans	27
Benefit payments to nonqualified pension plans	18
Benefit payments to other postretirement benefit plans	4
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefits expected to be paid are as follows:

	Pension Benefit Payments(1)	Company Portion of Postretirement Benefit Cost(2)
	(In $ millions)
2023	233	4
2024	221	3
2025	218	3
2026	215	3
2027	209	3
2028-2032	975	13
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
The components of environmental remediation liabilities are as follows:

	As of December 31,
	2022	2021
	(In $ millions)
Demerger obligations (Note 19)	20	24
Divestiture obligations (Note 19)	14	14
Active sites	21	8
U.S. Superfund sites	10	12
Other environmental remediation liabilities	2	2
Total	67	60

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
The Company did not record any insurance recoveries during 2022 or have any receivables for insurance recoveries related to these matters as of December 31, 2022.
German InfraServ Entities
The Company's InfraServ Entities (Note 7) are liable for any residual contamination and other pollution because they own the real estate on which the individual facilities operate. In addition, Hoechst, and its legal successors, as the responsible party under German public law, is liable to third parties for all environmental damage that occurred while it was still the owner of the plants and real estate (Note 19). The contribution agreements entered into in 1997 between Hoechst and the respective operating companies, as part of the divestiture of these companies, provide that the operating companies will indemnify Hoechst, and its legal successors, against environmental liabilities resulting from the transferred businesses. Additionally, the InfraServ Entities have agreed to indemnify Hoechst, and its legal successors, against any environmental liability arising out of or in connection with environmental pollution of any site.
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
The Company's ownership interest and environmental liability participation percentages for such liabilities, which cannot be attributed to an InfraServ partner are as follows:

	As of December 31, 2022
	Ownership	Liability	Reserves(1)
	(In percentages)		(In $ millions)
InfraServ GmbH & Co. Gendorf KG	30	10	9
InfraServ GmbH & Co. Hoechst KG	31	40	64
Yncoris GmbH & Co. KG	22	22	1
______________________________
(1)Gross reserves maintained by the respective entity.

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
Separately, the United States lodged a Consent Decree in U.S. District Court for the District of New Jersey on December 16, 2022 that will resolve the Company's liability (and that of more than 80 other settling defendants) to the EPA for costs to clean up both the Lower 8.3 Miles and Upper 9 Miles of the Lower Passaic River Site in exchange for a collective payment of $150 million. The Consent Decree also will provide the Company protection from contribution claims by others for costs incurred to clean up both the Lower 8.3 Miles and Upper 9 Miles of the Lower Passaic River Site. The Company's proposed payment toward the $150 million collective settlement payment is not material to the Company's results of operations, cash flows or financial position. The Consent Decree is still subject to public comment and court approval. In the interim, the Company continues to vigorously defend these matters and continues to believe that its ultimate allocable share of the cleanup costs with respect to the Lower Passaic River Site, previously estimated at less than 1%, will not be material.

Other Environmental Matters
In April 2022, a methanol leak on a pipeline to our Bishop, Texas facility was discovered. The release has been contained, the leak has been repaired and the pipeline has resumed operation. The Company promptly disclosed the incident to state and federal authorities, including the Texas Commission on Environmental Quality and the EPA, and remediation activities are now completed. While the Company has not received a notice of violation nor been assessed any fines or penalties to date, the Company recorded a reserve in Current Other liabilities based on anticipated clean-up costs and possible penalties to state or federal authorities. The Company does not believe that resolution of this matter will have a material impact on our financial condition or results of operations.
14. Shareholders' Equity
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
On February 8, 2023, the Company declared a quarterly cash dividend of $0.70 per share on its Common Stock amounting to approximately $76 million. The cash dividend will be paid on March 7, 2023 to holders of record as of February 21, 2023.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Year Ended December 31,			Total From February 2008 Through December 31, 2022
	2022	2021	2020
Shares repurchased	—	6,556,378	5,889,073	69,324,429
Average purchase price per share	$—	$152.53	$110.41	$83.71
Amount spent on repurchased shares (in millions)	$—	$1,000	$650	$5,803
Aggregate Board of Directors repurchase authorizations during the period (in millions)	$—	$1,000	$500	$6,866
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of shareholders' equity.

Other Comprehensive Income (Loss), Net

	Year Ended December 31,
	2022			2021			2020
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation	(240)	23	(217)	20	(31)	(11)	(4)	(4)	(8)
Gain (loss) on cash flow hedges	26	(5)	21	34	(21)	13	(26)	8	(18)
Pension and postretirement benefits	7	—	7	(3)	—	(3)	(2)	—	(2)
Total	(207)	18	(189)	51	(52)	(1)	(32)	4	(28)
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges (Note 17)	Pension and Postretirement Benefits Gain (Loss) (Note 12)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2019	(252)	(38)	(10)	(300)
Other comprehensive income (loss) before reclassifications	(4)	(28)	(2)	(34)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	2
Income tax (provision) benefit	(4)	8	—	4
As of December 31, 2020	(260)	(56)	(12)	(328)
Other comprehensive income (loss) before reclassifications	20	34	(3)	51
Income tax (provision) benefit	(31)	(21)	—	(52)
As of December 31, 2021	(271)	(43)	(15)	(329)
Other comprehensive income (loss) before reclassifications	(240)	43	7	(190)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(17)	—	(17)
Income tax (provision) benefit	23	(5)	—	18
As of December 31, 2022	(488)	(22)	(8)	(518)
15. Income Taxes
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various final and proposed regulatory packages supplementing the TCJA provisions since 2018. In December 2021, the U.S. Treasury issued final foreign tax credit regulations clarifying certain items in the TCJA and prior guidance related to disallowance of foreign income taxes related to income exempt from U.S. taxation, treatment of debt between foreign affiliates for expense apportionment purpose, allocation and apportionment of foreign income taxes and the definition of creditable foreign income taxes. The regulations were published in the federal register on January 4, 2022 and became effective in the three months ended March 31, 2022. In November 2022, the U.S. Treasury released proposed foreign tax credit regulations addressing the eligibility of foreign taxes for credit by clarifying the cost recovery requirements, attribution requirements for withholding taxes on royalties and attribution definitions regarding allocation and apportionment of foreign taxes. The Company does not expect the final or the proposed regulations to have a material impact to current or future income tax expense.

In August 2022, the Inflation Reduction Act (the "IRA") was enacted and included a 1% excise tax on share repurchases in excess of $1 million, and a corporate minimum tax of 15% on adjusted book earnings. The corporate minimum tax paid is creditable in future years to the extent that regular tax liability exceeds the minimum tax in any given year. The Company does not expect these provisions will have a material impact to future income tax expense. The IRA also provides various beneficial credits for energy efficient related manufacturing, transportation and fuels, hydrogen/carbon recapture and renewable energy, which the Company is evaluating in regard to planned projects.
The Company will continue to monitor the expected impacts of any new guidance on the Company's filing positions and will record the impacts as discrete income tax expense adjustments in the period the guidance is finalized or becomes effective.
Income Tax Provision
Earnings (loss) from continuing operations before tax by jurisdiction are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In $ millions)
U.S.	(292)	202	1,530
International	1,713	2,046	721
Total	1,421	2,248	2,251
The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(In $ millions)
Current
U.S.	54	—	13
International	306	323	126
Total	360	323	139
Deferred
U.S.	(261)	(16)	308
International	(588)	23	(200)
Total	(849)	7	108
Total	(489)	330	247

A reconciliation of the significant differences between the U.S. federal statutory tax rate of 21% and the effective income tax rate on income from continuing operations is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In $ millions, except percentages)
Income tax provision computed at U.S. federal statutory tax rate	298	472	473
Change in valuation allowance	(15)	(50)	(1)
Equity income and dividends	(47)	(29)	(54)
(Income) expense not resulting in tax impact, net	2	(53)	(46)
U.S. tax effect of foreign earnings and dividends	162	332	65
Foreign tax credits	(120)	(328)	(51)
Other foreign tax rate differentials	(43)	(66)	7
Legislative changes	—	(8)	1
State income taxes, net of federal benefit	(2)	6	4
Recognition of basis differences in investments in affiliates	6	—	(14)
Asset transfers between wholly owned foreign affiliates	(816)	—	(170)
Other, net	86	54	33
Income tax provision (benefit)	(489)	330	247

Effective income tax rate	(34)%	15%	11%
In December 2022, as part of its integration efforts for the M&M Acquisition (see Note 4) and to simplify future cash flows for purposes of acquisition debt repayment, the Company reorganized its foreign legal entity holding structure and relocated certain of its intangible assets to align with the acquired M&M foreign operations. The transfer of these assets between wholly owned foreign affiliates, generated a net deferred tax benefit of approximately $800 million.
Included in the Other, net line in the effective income tax rate reconciliation above are charges of approximately $20 million related to transaction costs for the M&M Acquisition for the year ended December 31, 2022, and $63 million, $65 million and $40 million related to changes in uncertain tax positions for the years ended December 31, 2022, 2021 and 2020, respectively, and impacts of amended tax return filings.
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

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities are as follows:

	As of December 31,
	2022	2021
	(In $ millions)
Deferred Tax Assets
Pension and postretirement obligations	61	96
Accrued expenses	80	31
Inventory	(11)	7
Net operating loss carryforwards	528	526
Tax credit carryforwards	359	207
Other	400	226
Subtotal	1,417	1,093
Valuation allowance(1)	(781)	(642)
Total	636	451
Deferred Tax Liabilities
Depreciation and amortization	743	312
Investments in affiliates	171	382
Other	156	64
Total	1,070	758
Net deferred tax assets (liabilities)	(434)	(307)
______________________________
(1)Includes deferred tax asset valuation allowances for the Company's deferred tax assets in the U.S., Spain, Luxembourg, the United Kingdom, Mexico, Hong Kong, France, China, Singapore, Canada and Germany. These valuation allowances relate primarily to net operating loss carryforward benefits, foreign tax credit carryforwards and other net deferred tax assets, all of which may not be realizable.
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
Tax Carryforwards
•Net Operating Loss and Capital Loss Carryforwards
As of December 31, 2022, the Company had available U.S. federal net operating loss carryforwards of $22 million that are subject to limitation. These net operating loss carryforwards begin to expire in 2025. As of December 31, 2022, the Company also had available state net operating loss carryforwards, net of federal tax impact, of $32 million, $24 million of which are offset by a valuation allowance due to uncertain recoverability. The Company also has foreign net operating loss carryforwards available as of December 31, 2022 of $3.0 billion primarily for Malta, Luxembourg, Spain, the United Kingdom, Singapore, Switzerland, Hong Kong and China with various expiration dates. Net operating loss carryforwards of $34 million in China are scheduled to expire beginning in 2023 through 2027. Net operating losses in most other foreign jurisdictions do not have an expiration date. The Company acquired capital loss carryforwards of $173 million as part of the M&M Acquisition (Note 4) that are subject to annual limitation due to the ownership change. The Company fully offset these capital loss carryforwards with a valuation allowance due to uncertain recoverability.

•Tax Credit Carryforwards
The Company had available $337 million of foreign tax credit carryforwards, which are offset by a valuation allowance of $298 million due to uncertain recoverability and $18 million of alternative minimum tax credit carryforwards in the U.S. The foreign tax credit carryforwards are subject to a ten-year carryforward period and begin to expire in 2027. The alternative minimum tax credits are subject to annual limitation due to prior ownership changes but have an unlimited carryforward period and can be used to offset federal tax liability in future years.
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
Uncertain Tax Positions
Activity related to uncertain tax positions is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In $ millions)
As of the beginning of the year	218	165	134
Increases in tax positions for the current year	8	33	18
Increases in tax positions for prior years	102	28	26
Decreases in tax positions for prior years	(45)	(11)	(13)
Increases (decreases) due to settlements	(8)	3	—
As of the end of the year	275	218	165

Total uncertain tax positions that if recognized would impact the effective tax rate	274	224	182
Total amount of interest expense (benefit) and penalties recognized in the consolidated statements of operations(1)	10	2	6
Total amount of interest expense and penalties recognized in the consolidated balance sheets	59	52	54
______________________________
(1)This amount reflects interest on uncertain tax positions and release of tax positions due to changes in assessment, statute lapses or audit closures that were reflected in the consolidated statements of operations.
The increase in uncertain tax positions for the year ended December 31, 2022 was primarily due to increases in foreign tax positions related to ongoing tax examinations.
The Company's tax returns have been under joint audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). In September 2021, the Company received a draft joint audit report proposing adjustments to transfer pricing and the reallocation of income between the related jurisdictions. The Authorities also proposed to apply these adjustments to open tax years through 2019. The Company and the Authorities were unable to reach an agreement jointly and therefore the audits continued on a separate jurisdictional basis. In the last quarter of 2022, the Company concluded settlement discussions with the Dutch tax authorities. Based on these discussions, the Company recorded total tax reserves of $34 million related to the joint audit for years prior to 2022. The Company is engaged in continuing discussions with the other Authorities and is currently evaluating all additional potential remedies regarding the ongoing examinations.
As of December 31, 2022, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the examinations by the Authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the Authorities are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its position, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.

In addition, the Company's income tax returns in Mexico are under audit for the years 2017 and 2018, and in Canada for the years 2016 through 2018. On January 14, 2022, the Mexico tax authorities issued preliminary findings for disallowance of operating expenses on several of the applicable tax returns. The Company has analyzed the preliminary findings, engaged in preliminary discussions with the Mexico tax authorities and has recorded the appropriate tax reserves as of December 31, 2022. The Company will continue discussions with the Mexico authorities in 2023. Related to Canada, the Company is discussing preliminary findings with the Canadian authorities and does not expect a material impact to income tax expense.
16. Leases
The components of lease expense are as follows:

	Year Ended December 31,		Statement of Operations Classification
	2022	2021
	(In $ millions)
Lease Cost
Operating lease cost	66	40	Cost of sales / Selling, general and administrative expenses
Short-term lease cost	19	18	Cost of sales / Selling, general and administrative expenses
Variable lease cost	15	12	Cost of sales / Selling, general and administrative expenses
Finance lease cost
Amortization of leased assets	19	19	Cost of sales
Interest on lease liabilities	11	13	Interest expense
Sublease income	2	—	Other income (expense), net
Total net lease cost	132	102
Supplemental consolidated balance sheet information related to leases is as follows:

	As of December 31,		Balance Sheet Classification
	2022	2021
	(In $ millions)
Leases
Assets
Operating lease assets	413	236	Operating lease ROU assets
Finance lease assets	176	131	Property, plant and equipment, net
Total leased assets	589	367

Liabilities
Current
Operating	83	37	Current Other liabilities
Finance	25	25	Short-term borrowings and current installments of long-term debt
Noncurrent
Operating	364	200	Operating lease liabilities
Finance	147	148	Long-term debt
Total lease liabilities	619	410

	As of December 31,
	2022	2021
Weighted-Average Remaining Lease Term (years)
Operating leases	9.0	12.8
Finance leases	8.3	8.9

Weighted-Average Discount Rate
Operating leases	3.0%	2.0%
Finance leases	6.4%	6.9%
Supplemental consolidated cash flow information related to leases is as follows:

	Year Ended December 31,
	2022	2021
	(In $ millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	52	37
Operating cash flows from finance leases	11	13
Financing cash flows from finance leases	25	29

ROU assets obtained in exchange for finance lease liabilities (Note 20)	28	—
ROU assets obtained in exchange for operating lease liabilities	93	52
Maturities of lease liabilities are as follows:

	As of December 31, 2022
	Operating Leases	Finance Leases
	(In $ millions)
2023	97	34
2024	87	31
2025	74	27
2026	60	26
2027	30	22
Later years	162	91
Total lease payments	510	231
Less amounts representing interest	(63)	(59)
Total lease obligations	447	172
17. Derivative Financial Instruments
Derivatives Designated As Hedges
Net Investment Hedges
The total notional amount of foreign currency denominated debt designated as a net investment hedge of net investments in foreign operations are as follows:

	As of December 31,
	2022	2021
	(In € millions)
Total	5,639	1,653

Concurrently with the offering of the Acquisition USD Notes (Note 11), the Company entered into cross-currency swaps to effectively convert $2.0 billion and $500 million of the Acquisition USD Notes into a euro-denominated borrowing at prevailing euro interest rates, maturing on July 15, 2027 and July 15, 2032, respectively. The swaps and €1.5 billion of the Acquisition Euro Notes qualify and have been designated as net investment hedges of the Company's foreign currency exchange rate exposure on the net investments of certain of its euro-denominated subsidiaries.
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Each of the contracts included in the table below will have approximately offsetting effects from actual underlying payables, receivables, intercompany loans or other assets or liabilities subject to foreign exchange remeasurement. The total U.S. dollar equivalents of net foreign exchange exposure related to (short) long foreign exchange forward contracts outstanding by currency are as follows:

2023 Maturity
(In $ millions)
Currency
Brazilian real	(37)
British pound sterling	8
Canadian dollar	43
Chinese yuan	232
Danish krona	(4)
Euro	79
Hungarian forint	14
Indonesian rupiah	(6)
Japanese yen	(38)
Korean won	75
Mexican peso	93
Singapore dollar	(56)
Swedish krona	(7)
Swiss franc	6
Total	402
Gross notional values of the foreign currency forwards and swaps are as follows:

	As of December 31,
	2022	2021
	(In $ millions)
Total	1,314	663
Hedging activity for foreign currency forwards, commodity swaps and interest rate swaps is as follows:

	Year Ended December 31,			Statement of Operations Classification
	2022	2021	2020
	(In $ millions)
Hedging activities	17	—	(5)	Cost of sales; Interest expense

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Recognized in Earnings (Loss)			Statement of Operations Classification
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	39	25	13	23	3	(4)	Cost of sales
Interest rate swaps	—	10	(41)	(7)	(3)	—	Interest expense
Foreign currency forwards	2	(1)	(1)	1	—	(1)	Cost of sales
Total	41	34	(29)	17	—	(5)

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 11)	(22)	107	(81)	—	—	—	N/A
Cross-currency swaps (Note 11)	(92)	27	(26)	—	—	—	N/A
Total	(114)	134	(107)	—	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	—	(2)	(13)	(8)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	—	(2)	(13)	(8)
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
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the consolidated balance sheets is as follows:

	As of December 31,
	2022	2021
	(In $ millions)
Derivative Assets
Gross amount recognized	169	40
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	169	40
Gross amount not offset in the consolidated balance sheets	16	2
Net amount	153	38

	As of December 31,
	2022	2021
	(In $ millions)
Derivative Liabilities
Gross amount recognized	189	5
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	189	5
Gross amount not offset in the consolidated balance sheets	16	2
Net amount	173	3
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

	Fair Value Measurement						Balance Sheet Classification
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2022	2021	2022	2021	2022	2021
	(In $ millions)
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	—	9	8	9	8	Current Other assets
Commodity swaps	—	—	39	23	39	23	Noncurrent Other assets
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	—	99	2	99	2	Current Other assets
Cross-currency swaps	—	—	13	5	13	5	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	—	9	2	9	2	Current Other assets
Total assets	—	—	169	40	169	40
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	—	(2)	—	(2)	—	Current Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	—	(58)	(2)	(58)	(2)	Current Other liabilities
Cross-currency swaps	—	—	(126)	—	(126)	—	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(3)	(3)	(3)	(3)	Current Other liabilities
Total liabilities	—	—	(189)	(5)	(189)	(5)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

			Fair Value Measurement
	Carrying Amount		Significant Other Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	As of December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
	(In $ millions)
Equity investments without readily determinable fair values	170	170	—	—	—	—	—	—
Insurance contracts in nonqualified trusts	22	28	23	28	—	—	23	28
Long-term debt, including current installments of long-term debt	13,953	3,722	13,247	3,639	172	173	13,419	3,812
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
As of December 31, 2022 and 2021, the fair values of cash and cash equivalents, receivables, marketable securities, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
19. Commitments and Contingencies
Commitments
Guarantees
Equity Affiliates
The Company has directly guaranteed various debt obligations under agreements with third parties related to certain equity affiliates. At December 31, 2022, the Company had directly guaranteed $142 million and €27 million of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guarantees. The Company would be required to perform on these guarantees in the event of default by the guaranteed party.
Maximum future payments under these obligations are $142 million and €27 million for bank borrowings and the guarantee will remain in force until all guaranteed obligations are paid and the underlying debt agreements entered into by certain equity affiliates are terminated.
Environmental and Other Liabilities
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of December 31, 2022 are $107 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $125 million as of December 31, 2022. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of December 31, 2022, the Company had unconditional purchase obligations of $4.3 billion, of which $721 million will be paid in 2023, $656 million in 2024, $538 million in 2025, $411 million in 2026, $333 million in 2027 and the balance thereafter through 2042.

Contingencies
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust or competition compliance, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of current and legacy shareholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where the Company is named as a defendant and, based on the current facts, does not believe the outcomes from these matters would be material to the Company's results of operations, cash flows or financial position.
European Commission Investigation
In May 2017, the Company learned that the European Commission had opened a competition law investigation involving certain subsidiaries of the Company with respect to certain past ethylene purchases. Based on information learned from the European Commission regarding its investigation, Celanese recorded a reserve of $89 million in 2019, which was included within the Company's Other Activities segment. In July 2020, Celanese reached a final settlement with the European Commission in respect of this matter of $92 million, which was included in Current Other liabilities as of December 31, 2020. The Company paid this settlement in full in January 2021.
20. Supplemental Cash Flow Information

	Year Ended December 31,
	2022	2021	2020
	(In $ millions)
Interest paid, net of amounts capitalized	122	105	120
Taxes paid, net of refunds	273	215	167
Noncash Investing and Financing Activities
Accrued treasury stock repurchases	(17)	—	—
Finance lease obligations (Note 16)	28	—	78
Accrued capital expenditures	40	23	(16)
21. Segment Information
Business Segments
The Company operates through business segments according to the nature and economic characteristics of its products and customer relationships, as well as the manner in which the information is used internally by the Company's key decision maker, who is the Company's Chief Executive Officer.
Effective December 31, 2022, the Company reorganized its operating and reportable segments to align with recent structural and management reporting changes. The change reflects the resegmentation of the former Acetate Tow operating and reportable segment into the Acetyl Chain operating and reportable segment. This reorganization reflects the culmination of a shift in operating strategy and organizational hierarchy, with a focus on integration, collaboration and maximization of value creation through its global optionality and integrated chain model of the underlying businesses. The historical segment information has been recast to conform with the reorganized segments.

The Company's business segments are as follows:
•Engineered Materials
The Company's Engineered Materials segment includes the engineered materials business, food ingredients business and certain strategic affiliates. The engineered materials business develops, produces and supplies a broad portfolio of high performance specialty polymers for automotive and medical applications, as well as industrial products and consumer electronics. Together with its strategic affiliates, the Company's engineered materials business is a leading participant in the global specialty polymers industry. The primary products of Engineered Materials are used in a broad range of end-use products including fuel system components, automotive safety systems, medical applications, electronics, appliances, industrial products, battery separators, conveyor belts, filtration equipment, coatings, and electrical applications and products. It is also a leading global supplier of acesulfame potassium for the food and beverage industry and is a leading producer of food protection ingredients, such as potassium sorbate and sorbic acid.
•Acetyl Chain
The Company's Acetyl Chain segment includes the integrated chain of intermediate chemistry, emulsion polymers, ethylene vinyl acetate ("EVA") polymers, redispersible powders ("RDP"), and acetate tow businesses. The Company's intermediate chemistry business produces and supplies acetyl products, including acetic acid, vinyl acetate monomer, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and pharmaceuticals. It also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products. The Company's emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. The Company's EVA polymers business is a leading North American manufacturer of a full range of specialty EVA resins and compounds, as well as select grades of low-density polyethylene. The Company's EVA polymers products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, automotive parts and carpeting. The Company's RDP business is a leading producer of products that have applications in a number of building and construction applications including flooring, plasters, insulation, tiling and waterproofing. The Company's acetate tow business serves consumer-driven applications and is a leading global producer and supplier of acetate tow and acetate flake, primarily used in filter products applications.
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
Sales transactions between business segments are generally recorded at values that approximate third-party selling prices.

	Engineered Materials	Acetyl Chain		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Year Ended December 31, 2022
Net sales	4,024	5,743	(1)	—	(94)	9,673
Other (charges) gains, net (Note 24)	(7)	—		(1)	—	(8)
Operating profit (loss)	429	1,447		(498)	—	1,378
Equity in net earnings (loss) of affiliates	202	7		11	—	220
Depreciation and amortization	226	213		23	—	462
Capital expenditures	178	352		53	—	583	(2)
	As of December 31, 2022
Goodwill and intangible assets, net	10,826	421		—	—	11,247
Total assets	20,611	5,471		190	—	26,272
	Year Ended December 31, 2021
Net sales	2,718	5,894	(1)	—	(75)	8,537
Other (charges) gains, net (Note 24)	6	1		(4)	—	3
Operating profit (loss)	411	1,875		(340)	—	1,946
Equity in net earnings (loss) of affiliates	126	7		13	—	146
Depreciation and amortization	144	210		17	—	371
Capital expenditures	154	311		25	—	490	(2)
	As of December 31, 2021
Goodwill and intangible assets, net	1,714	433		—	—	2,147
Total assets	5,363	5,526		1,086	—	11,975
	Year Ended December 31, 2020
Net sales	2,081	3,634	(1)	—	(60)	5,655
Other (charges) gains, net (Note 24)	(36)	6		(9)	—	(39)
Operating profit (loss)	235	681		(252)	—	664
Equity in net earnings (loss) of affiliates	115	5		14	—	134
Gain (loss) on sale of investments in affiliates (Note 7)	1,408	—		—	—	1,408
Depreciation and amortization	134	199		17	—	350
Capital expenditures	106	208		34	—	348	(2)
______________________________
(1)Includes intersegment sales of $94 million, $75 million and $60 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Includes an increase in accrued capital expenditures of $40 million, an increase in accrued capital expenditures of $23 million and a decrease in accrued capital expenditures of $16 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Geographical Area Information
The Net sales to external customers based on geographic location are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In $ millions)
Belgium	251	268	274
Canada	120	98	68
China	1,525	1,621	888
Germany	2,934	2,675	1,837
Japan	87	15	10
Mexico	359	330	200
Netherlands	105	—	—
Singapore	1,209	1,202	627
South Korea	68	8	8
Switzerland	165	140	81
U.S.	2,562	2,004	1,490
Other	288	176	172
Total	9,673	8,537	5,655
Property, plant and equipment, net based on the geographic location of the Company's facilities is as follows:

	As of December 31,
	2022	2021
	(In $ millions)
Belgium	113	65
Canada	128	96
China	688	413
Germany	937	812
Japan	52	—
Mexico	52	58
Netherlands	52	43
Singapore	99	72
South Korea	79	4
Switzerland	73	18
U.S.	3,032	2,377
Other	279	235
Total	5,584	4,193
22. Revenue Recognition
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

The Company manages its Acetyl Chain business segment by leveraging its ability to sell chemicals externally to end-use markets or downstream to its acetate tow, intermediate chemistry, emulsion polymers, redispersible powders and ethylene vinyl acetate polymers businesses. Decisions to sell externally and geographically or downstream and along the Acetyl Chain are based on market demand, trade flows and maximizing the value of its chemicals. Therefore, the Company's strategic focus is on executing within this integrated chain model and less on driving product-specific revenue.
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In $ millions)
Engineered Materials
North America	1,197	774	577
Europe and Africa	1,538	1,155	906
Asia-Pacific	1,180	703	534
South America	109	86	64
Total	4,024	2,718	2,081

Acetyl Chain
North America	1,713	1,533	1,106
Europe and Africa	1,961	1,914	1,292
Asia-Pacific	1,811	2,214	1,093
South America	164	158	83
Total(1)	5,649	5,819	3,574
______________________________
(1)Excludes intersegment sales of $94 million, $75 million and $60 million for the years ended December 31, 2022, 2021 and 2020, respectively.
23. Earnings (Loss) Per Share

	Year Ended December 31,
	2022	2021	2020
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	1,902	1,912	1,997
Earnings (loss) from discontinued operations	(8)	(22)	(12)
Net earnings (loss)	1,894	1,890	1,985

Weighted average shares - basic	108,380,082	111,224,017	117,817,445
Incremental shares attributable to equity awards(1)	855,294	860,395	663,931
Weighted average shares - diluted	109,235,376	112,084,412	118,481,376
______________________________
(1)Excludes 154,172, 555 and 4,313 equity award shares for the years ended December 31, 2022, 2021 and 2020, respectively, as their effect would have been antidilutive.

24. Other (Charges) Gains, Net

	Year Ended December 31,
	2022	2021	2020
	(In $ millions)
Restructuring	(6)	(5)	(20)
Asset impairments	(14)	(2)	(31)
Plant/office closures	12	10	7
Commercial disputes	—	—	6
European Commission investigation	—	—	(2)
Other	—	—	1
Total	(8)	3	(39)
25. Subsequent Events
On February 23, 2023, the Company announced the signing of a term sheet to form a food ingredients joint venture with Mitsui & Co., Ltd.