Form 10-Q
period 2023-03-31
Celanese Corp
filed 2023-05-10
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2023
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
Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, as of May 5, 2023 was 108,787,807.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended March 31, 2023

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022
	(In $ millions, except share and per share data)
Net sales	2,853	2,538
Cost of sales	(2,222)	(1,793)
Gross profit	631	745
Selling, general and administrative expenses	(285)	(174)
Amortization of intangible assets	(41)	(11)
Research and development expenses	(42)	(24)
Other (charges) gains, net	(23)	(1)
Foreign exchange gain (loss), net	6	(1)
Gain (loss) on disposition of businesses and assets, net	5	(3)
Operating profit (loss)	251	531
Equity in net earnings (loss) of affiliates	15	56
Non-operating pension and other postretirement employee benefit (expense) income	1	24
Interest expense	(182)	(35)
Interest income	8	1
Dividend income - equity investments	34	37
Other income (expense), net	(6)	2
Earnings (loss) from continuing operations before tax	121	616
Income tax (provision) benefit	(25)	(112)
Earnings (loss) from continuing operations	96	504
Earnings (loss) from operation of discontinued operations	(3)	—
Income tax (provision) benefit from discontinued operations	—	—
Earnings (loss) from discontinued operations	(3)	—
Net earnings (loss)	93	504
Net (earnings) loss attributable to noncontrolling interests	(2)	(2)
Net earnings (loss) attributable to Celanese Corporation	91	502
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	94	502
Earnings (loss) from discontinued operations	(3)	—
Net earnings (loss)	91	502
Earnings (loss) per common share - basic
Continuing operations	0.87	4.64
Discontinued operations	(0.03)	—
Net earnings (loss) - basic	0.84	4.64
Earnings (loss) per common share - diluted
Continuing operations	0.86	4.61
Discontinued operations	(0.03)	—
Net earnings (loss) - diluted	0.83	4.61
Weighted average shares - basic	108,634,068	108,185,912
Weighted average shares - diluted	109,188,266	108,917,577

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2023	2022
	(In $ millions)
Net earnings (loss)	93	504
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	13	(21)
Gain (loss) on cash flow hedges	4	15
Pension and postretirement benefits	(1)	2
Total other comprehensive income (loss), net of tax	16	(4)
Total comprehensive income (loss), net of tax	109	500
Comprehensive (income) loss attributable to noncontrolling interests	(2)	(2)
Comprehensive income (loss) attributable to Celanese Corporation	107	498

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2023	As of December 31, 2022
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	1,167	1,508
Trade receivables - third party and affiliates	1,606	1,379
Non-trade receivables, net	707	675
Inventories	2,749	2,808
Other assets	219	241
Total current assets	6,448	6,611
Investments in affiliates	1,049	1,062
Property, plant and equipment (net of accumulated depreciation - 2023: $3,791; 2022: $3,687)	5,588	5,584
Operating lease right-of-use assets	414	413
Deferred income taxes	813	808
Other assets	553	547
Goodwill	7,139	7,142
Intangible assets, net	4,086	4,105
Total assets	26,090	26,272
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,386	1,306
Trade payables - third party and affiliates	1,445	1,518
Other liabilities	1,014	1,201
Income taxes payable	6	43
Total current liabilities	3,851	4,068
Long-term debt, net of unamortized deferred financing costs	13,396	13,373
Deferred income taxes	1,223	1,242
Uncertain tax positions	295	322
Benefit obligations	411	411
Operating lease liabilities	359	364
Other liabilities	425	387
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2023 and 2022: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2023: 170,448,231 issued and 108,786,738 outstanding; 2022: 170,135,425 issued and 108,473,932 outstanding)	—	—
Treasury stock, at cost (2023: 61,661,493 shares; 2022: 61,661,493 shares)	(5,491)	(5,491)
Additional paid-in capital	365	372
Retained earnings	11,289	11,274
Accumulated other comprehensive income (loss), net	(502)	(518)
Total Celanese Corporation shareholders' equity	5,661	5,637
Noncontrolling interests	469	468
Total equity	6,130	6,105
Total liabilities and equity	26,090	26,272

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	2023		2022
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	108,473,932	—	108,023,735	—
Stock awards	312,806	—	283,606	—
Balance as of the end of the period	108,786,738	—	108,307,341	—
Treasury Stock
Balance as of the beginning of the period	61,661,493	(5,491)	61,736,289	(5,492)
Purchases of treasury stock, including related fees	—	—	—	—
Balance as of the end of the period	61,661,493	(5,491)	61,736,289	(5,492)
Additional Paid-In Capital
Balance as of the beginning of the period		372		333
Stock-based compensation, net of tax		(7)		(7)
Balance as of the end of the period		365		326
Retained Earnings
Balance as of the beginning of the period		11,274		9,677
Net earnings (loss) attributable to Celanese Corporation		91		502
Common stock dividends		(76)		(73)
Balance as of the end of the period		11,289		10,106
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(518)		(329)
Other comprehensive income (loss), net of tax		16		(4)
Balance as of the end of the period		(502)		(333)
Total Celanese Corporation shareholders' equity		5,661		4,607
Noncontrolling Interests
Balance as of the beginning of the period		468		348
Net earnings (loss) attributable to noncontrolling interests		2		2
Dividends to noncontrolling interests		(1)		—
Distributions to noncontrolling interests		—		(4)
Balance as of the end of the period		469		346
Total equity		6,130		4,953

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
	(In $ millions)
Operating Activities
Net earnings (loss)	93	504
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and accretion	178	106
Pension and postretirement net periodic benefit cost	3	(21)
Pension and postretirement contributions	(12)	(12)
Deferred income taxes, net	1	4
(Gain) loss on disposition of businesses and assets, net	(6)	3
Stock-based compensation	14	15
Undistributed earnings in unconsolidated affiliates	25	(30)
Other, net	(1)	3
Operating cash provided by (used in) discontinued operations	1	(4)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(216)	(240)
Inventories	45	(32)
Other assets	99	—
Trade payables - third party and affiliates	(22)	49
Other liabilities	(298)	(29)
Net cash provided by (used in) operating activities	(96)	316
Investing Activities
Capital expenditures on property, plant and equipment	(164)	(137)
Proceeds from sale of businesses and assets, net	9	—
Other, net	(23)	(12)
Net cash provided by (used in) investing activities	(178)	(149)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	(300)	74
Proceeds from short-term borrowings	338	—
Repayments of long-term debt	(7)	(7)
Purchases of treasury stock, including related fees	—	(17)
Common stock dividends	(76)	(73)
Distributions to noncontrolling interests	(1)	(4)
Issuance cost of bridge facility	—	(44)
Other, net	(23)	(24)
Net cash provided by (used in) financing activities	(69)	(95)
Exchange rate effects on cash and cash equivalents	2	(3)
Net increase (decrease) in cash and cash equivalents	(341)	69
Cash and cash equivalents as of beginning of period	1,508	536
Cash and cash equivalents as of end of period	1,167	605

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three months ended March 31, 2023 and 2022 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 2022, filed on February 24, 2023 with the SEC as part of the Company's Annual Report on Form 10-K.
Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire year.
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
3. Acquisitions, Dispositions and Plant Closures
Acquisitions
In November 2022, the Company acquired 100% ownership of entities and assets consisting of a majority of the Mobility & Materials business ("M&M") of DuPont de Nemours, Inc. ("DuPont") (the "M&M Acquisition") for a purchase price of $11.0 billion, subject to transaction adjustments, in an all-cash transaction. The Company acquired a global production network of 29 facilities, including compounding and polymerization, customer and supplier contracts and agreements, an intellectual property portfolio, including approximately 850 patents with associated technical and R&D assets, and approximately 5,000 employees across the manufacturing, technical, and commercial organizations. This acquisition of M&M enhances the engineered materials product portfolio by adding new polymers, brands, product technology, and backward integration in critical polymers, allowing the Company to accelerate growth in high-value applications including future mobility, connectivity and medical. The acquisition was accounted for as a business combination and the acquired operations are included in the Engineered Materials segment.
The Company preliminarily allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation was based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The Company is in the ongoing process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, including trade names and customer relationships, personal and real property, investment in equity affiliates and deferred taxes. The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill. During the measurement period to date, there were no adjustments that materially impacted the Company's goodwill initially recorded.
The following unaudited pro forma financial information presents the consolidated results of operations as if the M&M Acquisition had occurred at the beginning of 2022. M&M's pre-acquisition results have been added to the Company's historical results. The pro forma results contained in the table below include adjustments for (i) increased depreciation expense as a result of acquisition date fair value adjustments, (ii) amortization of acquired intangibles, (iii) interest expense and amortization of debt issuance costs of $172 million related to borrowings under the U.S Term Loan Facility (defined below) and the issuance of Acquisition Notes (defined below) as if these had taken place at the beginning of 2022 for the three months ended March 31, 2022 and (iv) net total inventory step up of inventory amortized to Cost of sales of $98 million for the three months ended March 31, 2022.
These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results.

Three Months Ended March 31, 2022
(In $ millions)
Unaudited Consolidated Pro Forma Results
Proforma Net sales	3,427
Proforma Earnings (loss) from continuing operations before tax	312
Korea Engineering Plastics Co. Restructuring
In April 2022, the Company completed the restructuring of Korea Engineering Plastics Co. ("KEPCO"), a joint venture owned 50% by the Company and 50% by Mitsubishi Gas Chemical Company, Inc. KEPCO was first formed in 1987 to manufacture and market polyoxymethylene ("POM") in Asia, with a particular focus on serving domestic demand in South Korea. KEPCO will now focus solely on manufacturing and supplying high quality products to its shareholders, who will independently market them globally. As part of the restructuring of KEPCO, the Company paid KEPCO $5 million and will pay 5 equal annual installments of €24 million on October 1 of each year beginning in 2022. This resulted in an increase to the Company's investment in KEPCO of $134 million. The Company's joint venture partner will be making similar payments to KEPCO. The restructuring did not result in a change in ownership percentage of KEPCO, nor a change in control, and KEPCO will continue to be accounted for as an equity method investment.
4. Inventories

	As of March 31, 2023	As of December 31, 2022
	(In $ millions)
Finished goods	1,811	1,820
Work-in-process	210	202
Raw materials and supplies	728	786
Total	2,749	2,808
5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2022	6,775	367	7,142
Acquisitions (Note 3)	(18)	—	(18)
Exchange rate changes	11	4	15
As of March 31, 2023(1)	6,768	371	7,139
______________________________
(1)There were no accumulated impairment losses as of March 31, 2023.
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2022	42	2,455	601	55	3,153
Exchange rate changes	—	22	—	—	22
As of March 31, 2023	42	2,477	601	55	3,175
Accumulated Amortization
As of December 31, 2022	(39)	(567)	(50)	(40)	(696)
Amortization	—	(30)	(11)	—	(41)
Exchange rate changes	—	(8)	—	—	(8)
As of March 31, 2023	(39)	(605)	(61)	(40)	(745)
Net book value	3	1,872	540	15	2,430

Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2022	1,648
Exchange rate changes	8
As of March 31, 2023	1,656
During the three months ended March 31, 2023, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2024	160
2025	160
2026	160
2027	160
2028	160
6. Current Other Liabilities

	As of March 31, 2023	As of December 31, 2022
	(In $ millions)
Benefit obligations (Note 8)	25	25
Customer rebates	91	101
Derivatives (Note 12)	39	63
Interest (Note 7)	155	265
Legal (Note 14)	22	21
Operating leases	88	83
Restructuring (Note 18)	23	6
Salaries and benefits	123	151
Sales and use tax/foreign withholding tax payable	91	108
Investment in affiliates	94	79
Other(1)	263	299
Total	1,014	1,201
____________________________
(1)Includes $104 million and $166 million of liabilities related to the M&M Acquisition payable to DuPont as of March 31, 2023 and December 31, 2022, respectively.

7. Debt

	As of March 31, 2023	As of December 31, 2022
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	551	506
Short-term borrowings, including amounts due to affiliates(1)	617	500
Revolving credit facilities(2)	218	300
Total	1,386	1,306
______________________________
(1)The weighted average interest rate was 5.6% and 5.8% as of March 31, 2023 and December 31, 2022, respectively.
(2)The weighted average interest rate was 3.4% and 5.8% as of March 31, 2023 and December 31, 2022, respectively.

	As of March 31, 2023	As of December 31, 2022
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2023, interest rate of 1.125%	489	480
Senior unsecured notes due 2024, interest rate of 3.500%	499	499
Senior unsecured notes due 2024, interest rate of 5.900%	2,000	2,000
Senior unsecured notes due 2025, interest rate of 1.250%	326	320
Senior unsecured notes due 2025, interest rate of 6.050%	1,750	1,750
Senior unsecured term loan due 2025, interest rate of 6.265%	750	750
Senior unsecured notes due 2026, interest rate of 1.400%	400	400
Senior unsecured notes due 2026, interest rate of 4.777%	1,088	1,067
Senior unsecured notes due 2027, interest rate of 2.125%	542	531
Senior unsecured notes due 2027, interest rate of 6.165%	2,000	2,000
Senior unsecured term loan due 2027, interest rate of 6.265%	1,000	1,000
Senior unsecured notes due 2028, interest rate of 0.625%	543	533
Senior unsecured notes due 2029, interest rate of 5.337%	544	533
Senior unsecured notes due 2029, interest rate of 6.330%	750	750
Senior unsecured notes due 2032, interest rate of 6.379%	1,000	1,000
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	163	164
Bank loans due at various dates through 2026(1)	4	4
Obligations under finance leases due at various dates through 2054	169	172
Subtotal	14,017	13,953
Unamortized debt issuance costs(2)	(70)	(74)
Current installments of long-term debt	(551)	(506)
Total	13,396	13,373
______________________________
(1)The weighted average interest rate was 1.3% and 1.3% as of March 31, 2023 and December 31, 2022, respectively.
(2)Related to the Company's long-term debt, excluding obligations under finance leases.

Senior Credit Facilities
In March 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a term loan credit agreement (the "March 2022 U.S. Term Loan Credit Agreement"), pursuant to which lenders provided a tranche of delayed-draw term loans due 364 days from issuance in an amount equal to $500 million and a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion. In September 2022, Celanese, Celanese U.S. and certain subsidiaries entered into an additional term loan credit agreement (the "September 2022 U.S. Term Loan Credit Agreement" and, together with the March 2022 U.S. Term Loan Credit Agreement, the "U.S. Term Loan Credit Agreements"), pursuant to which lenders have provided delayed-draw term loans due 3 years from issuance in an amount equal to $750 million (the term loans represented by the U.S. Term Loan Credit Agreements collectively, the "U.S. Term Loan Facility"). The U.S. Term Loan Facility was fully drawn during the three months ended December 31, 2022.
Also in March 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a new revolving credit agreement (the "U.S. Revolving Credit Agreement" and, together with the U.S. Term Loan Credit Agreements, the "U.S. Credit Agreements") consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2027 (the "U.S. Revolving Credit Facility").
On February 21, 2023, the Company amended certain covenants in the U.S. Credit Agreements, including financial ratio maintenance covenants. The U.S. Credit Agreements are guaranteed by Celanese, Celanese U.S. and domestic subsidiaries together representing substantially all of the Company's U.S. assets and business operations (the "Subsidiary Guarantors"). The Subsidiary Guarantors are listed in Exhibit 22.1 to this Quarterly Report.
On January 4, 2023, Celanese (Shanghai) International Trading Co., Ltd ("CSIT"), a fully consolidated subsidiary, entered into a restatement of an existing credit facility agreement (the "China Revolving Credit Agreement") to upsize and modify the facility thereunder to consist of an aggregate CNY1.75 billion uncommitted senior unsecured revolving credit facility available under two tranches (with overdraft, bank guarantee and documentary credit sublimits) (the "China Revolving Credit Facility"). Obligations bear interest at certain fixed rates. The China Revolving Credit Agreement is guaranteed by Celanese U.S.
Also on January 6, 2023, CSIT entered into a senior unsecured working capital loan contract for CNY800 million (the "China Working Capital Term Loan Agreement," together with the China Revolving Credit Agreement, the "China Credit Agreements," and the China Credit Agreements together with the U.S. Credit Agreements, the "Global Credit Agreements"), payable 12 months from withdrawal date and bearing interest at 0.5% less than certain interbank rates. The loan under the China Working Capital Term Loan Agreement was fully drawn on January 10, 2023 and is supported by a letter of comfort from the Company. The Company expects that the China Credit Agreements will facilitate its efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of its U.S. debt to China at a lower average interest rate.
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facilities are as follows:

As of March 31, 2023
(In $ millions)
U.S. Revolving Credit Facility
Borrowings outstanding	—
Available for borrowing	1,750
China Revolving Credit Facility
Borrowings outstanding	218
Available for borrowing	37
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

In July 2022, Celanese U.S. completed an offering of $7.5 billion aggregate principal amount of notes of various maturities in a public offering registered under the Securities Act (the "Acquisition USD Notes"). In July 2022, Celanese U.S. completed an offering of €1.5 billion in aggregate principal amount of euro-denominated senior unsecured notes due in 2026 and 2029 in a public offering registered under the Securities Act (collectively, the "Acquisition Euro Notes" and together with the Acquisition USD Notes, the "Acquisition Notes"). Certain of the Acquisition Notes were issued at a discount to par, which will be amortized to Interest expense in the consolidated statement of operations over the terms of the applicable Acquisition Notes. Fees and expenses of the offering of the Acquisition Notes, inclusive of underwriting discounts, were $65 million.
Accounts Receivable Purchasing Facility
In June 2021, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 18, 2024. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's unaudited consolidated balance sheet. The Company de-recognized $249 million and $1.1 billion of accounts receivable under this agreement for the three months ended March 31, 2023 and twelve months ended December 31, 2022, respectively, and collected $249 million and $1.1 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $109 million were pledged by the SPE as collateral to the Purchasers as of March 31, 2023.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $87 million and $320 million of accounts receivable under these factoring agreements for the three months ended March 31, 2023 and twelve months ended December 31, 2022, respectively, and collected $82 million and $325 million of accounts receivable sold under these factoring agreements during the same periods.
Covenants
The Company's material financing arrangements contain customary covenants, such as events of default and change of control provisions, and in the case of the U.S. Credit Agreements the maintenance of certain financial ratios (subject to adjustment following certain qualifying acquisitions and dispositions, as set forth in the U.S. Credit Agreements, as amended). Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with the covenants in its material financing arrangements as of March 31, 2023.

8. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2023		2022
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	4	—	3	—
Interest cost	32	—	17	—
Expected return on plan assets	(33)	—	(41)	—
Total	3	—	(21)	—
Benefit obligation funding is as follows:

	As of March 31, 2023	Total Expected 2023
	(In $ millions)
Cash contributions to defined benefit pension plans	6	27
Benefit payments to nonqualified pension plans	5	18
Benefit payments to other postretirement benefit plans	1	4
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefit plan balances recognized in the unaudited consolidated balance sheets consist of:

	As of March 31, 2023		As of December 31, 2022
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Noncurrent Other assets	166	—	160	—
Current Other liabilities	(21)	(3)	(21)	(3)
Benefit obligations	(371)	(35)	(372)	(35)
Net amount recognized	(226)	(38)	(233)	(38)
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

The components of environmental remediation liabilities are as follows:

	As of March 31, 2023	As of December 31, 2022
	(In $ millions)
Demerger obligations (Note 14)	19	20
Divestiture obligations (Note 14)	14	14
Active sites	20	21
U.S. Superfund sites	9	10
Other environmental remediation liabilities	2	2
Total	64	67
Remediation
Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, demerger, orphan or U.S. Superfund sites (defined below). In addition, as part of the demerger agreement between the Company and Hoechst AG ("Hoechst"), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company (Note 14). Certain of these sites, at which the Company maintains continuing involvement, were and continue to be designated as discontinued operations when closed. The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given period.
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
One such site is the Diamond Alkali Superfund Site, which is comprised of a number of sub-sites, including the Lower Passaic River Study Area ("LPRSA"), which is the lower 17-mile stretch of the Passaic River ("Lower Passaic River Site"), and the Newark Bay Study Area. The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study ("RI/FS") at the Lower Passaic River Site in order to identify the levels of contaminants and potential cleanup actions, including the potential migration of contaminants between the LPRSA and the Newark Bay Area.

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
The Company owned and/or operated facilities in the vicinity of the Lower 8.3 Miles, but has found no evidence that it contributed any of the contaminants of concern to the Passaic River. In June 2018, Occidental Chemical Corporation ("OCC"), the successor to the Diamond Alkali Company, sued a subsidiary of the Company and 119 other parties alleging claims for joint and several damages, contribution and declaratory relief under Section 107 and 113 of Superfund for costs to clean up the LPRSA portion of the Diamond Alkali Superfund Site, Occidental Chemical Corporation v. 21st Century Fox America, Inc., et al, No. 2:18-CV-11273 (MCA) (LDW) (U.S. District Court New Jersey) (the "2018 OCC Lawsuit"), alleging that each of the defendants owned or operated a facility that contributed contamination to the LPRSA. With respect to the Company, the 2018 OCC lawsuit is limited to the former Celanese facility that Essex County, New Jersey has agreed to indemnify the Company for and does not change the Company's estimated liability for LPRSA cleanup costs.
Separately, the United States lodged a Consent Decree in U.S. District Court for the District of New Jersey on December 16, 2022 that will resolve the Company's liability (and that of more than 80 other settling defendants) to the EPA for costs to clean up both the Lower 8.3 Miles and Upper 9 Miles of the Lower Passaic River Site in exchange for a collective payment of $150 million, United States v. Alden Leeds, Inc., No. 2:22-7326 (MCA) (LDW) (U.S. District Court New Jersey) ("Consent Decree Action"). The Consent Decree also will provide the Company protection from contribution claims by others for costs incurred to clean up both the Lower 8.3 Miles and Upper 9 Miles of the Lower Passaic River Site. The Company's proposed payment toward the $150 million collective settlement payment is not material to the Company's results of operations, cash flows or financial position. The Consent Decree is still subject to public comment and court approval.
On March 7, 2023, the U.S. District Court for the District of New Jersey entered an order staying and administratively terminating the 2018 OCC Lawsuit, pending resolution of the request for judicial approval of the Consent Decree in the Consent Decree Action. On March 24, 2023, OCC filed a new lawsuit against 40 parties, including a subsidiary of the Company, seeking to recover costs for remedial design work the EPA has ordered OCC to undertake for a portion of the LPRSA at an estimated cost of $71 million, Occidental Chemical Corporation v. Givaudan Fragrances Corporation, No. 2:23-cv-1699 (U.S. District Court New Jersey) (the "2023 OCC Lawsuit"). Like the earlier lawsuit, the 2023 OCC Lawsuit concerns the facility Essex County, New Jersey purchased and for which Essex County, New Jersey has agreed to defend and indemnify the Company. This new lawsuit does not change the Company's estimated liability for LPRSA cleanup costs.
The Company will continue to vigorously defend these matters and continues to believe that its ultimate allocable share of the cleanup costs with respect to the Lower Passaic River Site, previously estimated at less than 1%, will not be material.
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

10. Shareholders' Equity
Common Stock
The Company's Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company's Common Stock, par value $0.0001 per share ("Common Stock"), unless the Company's Board of Directors, in its sole discretion, determines otherwise. The amount available to the Company to pay cash dividends is not currently restricted by its existing Global Credit Agreements and its indentures governing its senior unsecured notes. Any decision to declare and pay dividends in the future will be made at the discretion of the Company's Board of Directors and will depend on, among other things, the results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Company's Board of Directors may deem relevant.
The Company declared a quarterly cash dividend of $0.70 per share on its Common Stock on April 19, 2023, amounting to $76 million. The cash dividend will be paid on May 15, 2023 to holders of record as of May 1, 2023.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

Total From February 2008 Through March 31, 2023

Shares repurchased	69,324,429
Average purchase price per share	$83.71
Shares repurchased (in $ millions)	$5,803
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)	$6,866
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of shareholders' equity.
The Company did not repurchase any Common Stock during the three months ended March 31, 2023 and 2022.
Other Comprehensive Income (Loss), Net

	Three Months Ended March 31,
	2023			2022
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(4)	17	13	(15)	(6)	(21)
Gain (loss) on cash flow hedges	4	—	4	19	(4)	15
Pension and postretirement benefits gain (loss)	(1)	—	(1)	2	—	2
Total	(1)	17	16	6	(10)	(4)

Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges (Note 12)	Pension and Postretirement Benefits Gain (Loss) (Note 8)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2022	(488)	(22)	(8)	(518)
Other comprehensive income (loss) before reclassifications	(4)	2	(1)	(3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	2
Income tax (provision) benefit	17	—	—	17
As of March 31, 2023	(475)	(18)	(9)	(502)
11. Income Taxes

	Three Months Ended March 31,
	2023	2022
	(In percentages)
Effective income tax rate	21	18
The effective income tax rate for the three months ended March 31, 2023, was higher compared to the same period in 2022, primarily due to increases in valuation allowances on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period, partially offset by increased earnings in low taxed jurisdictions during the three months ended March 31, 2023.
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various final and proposed regulatory packages supplementing the TCJA provisions since 2018. There have been no material proposed or final regulatory packages during the three months ended March 31, 2023.
In August 2022, the Inflation Reduction Act (the "IRA") was enacted and included a 1% excise tax on share repurchases in excess of $1 million, and a corporate minimum tax of 15% on adjusted book earnings. The corporate minimum tax paid is creditable in future years to the extent that regular tax liability exceeds the minimum tax in any given year. The Company does not expect these provisions and any newly issued administrative guidance to have a material impact to future income tax expense. The IRA also provides various beneficial credits for energy efficient related manufacturing, transportation and fuels, hydrogen/carbon recapture and renewable energy, which the Company is evaluating in regard to planned projects.
The Company will continue to monitor the expected impacts of any new guidance on the Company's filing positions and will record the impacts as discrete income tax expense adjustments in the period the guidance is finalized or becomes effective.
Due to the TCJA and uncertainty as to future foreign source income, the Company previously recorded a valuation allowance on a substantial portion of its foreign tax credit carryforwards. The Company is currently evaluating tax planning strategies to enable the use of the Company's foreign tax credit carryforwards that may decrease the Company's effective tax rate in future periods as the valuation allowance is reversed.
The Company's tax returns have been under joint audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). In September 2021, the Company received a draft joint audit report proposing adjustments to transfer pricing and the reallocation of income between the related jurisdictions. The Authorities also proposed to apply these adjustments to open tax years through 2019. The Company and the Authorities were unable to reach an agreement jointly and therefore the audits continued on a separate jurisdictional basis. In the fourth quarter of 2022, the Company concluded settlement discussions with the Dutch tax authorities. The Company is engaged in ongoing discussions with the other authorities regarding the ongoing examinations and will evaluate all additional potential remedies as the discussions progress.
In addition, the Company's income tax returns in Mexico are under audit for the years 2017 and 2018, and in Canada for the years 2016 through 2018. In January 2022, the Mexico tax authorities issued preliminary findings for disallowance of operating expenses on several of the applicable tax returns. The Company has analyzed the preliminary findings, engaged in preliminary discussions with the Mexico tax authorities and has recorded the appropriate tax reserves as of March 31, 2023. The Company will continue discussions with the Mexico authorities in 2023. Related to Canada, the Company is discussing preliminary findings with the Canadian authorities and does not expect a material impact to income tax expense.
As of March 31, 2023, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the examinations by government authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised in the audits described above are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its positions, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.
12. Derivative Financial Instruments
Derivatives Designated As Hedges
Net Investment Hedges
The total notional amount of foreign currency denominated debt and cross-currency swaps designated as net investment hedges are as follows:

	As of March 31, 2023	As of December 31, 2022
	(In € millions)
Total	5,652	5,639
Concurrently with the offering of the Acquisition USD Notes in July 2022 (Note 7), the Company entered into cross-currency swaps to effectively convert $2.0 billion and $500 million of the Acquisition USD Notes into a euro-denominated borrowing at prevailing euro interest rates, maturing on July 15, 2027 and July 15, 2032, respectively. The swaps and €1.5 billion of the Acquisition Euro Notes qualify and have been designated as net investment hedges of the Company's foreign currency exchange rate exposure on the net investments of certain of its euro-denominated subsidiaries.
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of March 31, 2023	As of December 31, 2022
	(In $ millions)
Total	1,892	1,314

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended March 31,				Statement of Operations Classification
	2023	2022	2023	2022
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	—	17	1	—	Cost of sales
Interest rate swaps	—	—	(2)	(2)	Interest expense
Foreign currency forwards	2	—	(1)	—	Cost of sales
Total	2	17	(2)	(2)

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 7)	(56)	28	—	—	N/A
Cross-currency swaps	(19)	2	—	—	N/A
Total	(75)	30	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	2	(1)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	2	(1)
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
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of March 31, 2023	As of December 31, 2022
	(In $ millions)
Derivative Assets
Gross amount recognized	139	169
Gross amount offset in the consolidated balance sheets	1	—
Net amount presented in the consolidated balance sheets	138	169
Gross amount not offset in the consolidated balance sheets	26	16
Net amount	112	153

	As of March 31, 2023	As of December 31, 2022
	(In $ millions)
Derivative Liabilities
Gross amount recognized	185	189
Gross amount offset in the consolidated balance sheets	1	—
Net amount presented in the consolidated balance sheets	184	189
Gross amount not offset in the consolidated balance sheets	26	16
Net amount	158	173
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of March 31, 2023
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	4	4	Current Other assets
Commodity swaps	—	43	43	Noncurrent Other assets
Foreign currency forwards and swaps	—	1	1	Current Other assets
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	67	67	Current Other assets
Cross-currency swaps	—	11	11	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	12	12	Current Other assets
Total assets	—	138	138
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(29)	(29)	Current Other liabilities
Cross-currency swaps	—	(145)	(145)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(10)	(10)	Current Other liabilities
Total liabilities	—	(184)	(184)

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Balance Sheet Classification
	(In $ millions)
As of December 31, 2022
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	9	9	Current Other assets
Commodity swaps	—	39	39	Noncurrent Other assets
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	99	99	Current Other assets
Cross-currency swaps	—	13	13	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	9	9	Current Other assets
Total assets	—	169	169
Derivatives Designated as Cash Flow Hedges
Commodity swaps	—	(2)	(2)	Current Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	—	(58)	(58)	Current Other liabilities
Cross-currency swaps	—	(126)	(126)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	—	(3)	(3)	Current Other liabilities
Total liabilities	—	(189)	(189)
Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of March 31, 2023
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	21	21	—	21
Long-term debt, including current installments of long-term debt	14,017	13,608	169	13,777
As of December 31, 2022
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	22	23	—	23
Long-term debt, including current installments of long-term debt	13,953	13,247	172	13,419
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

As of March 31, 2023, and December 31, 2022, the fair values of cash and cash equivalents, receivables, marketable securities, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of March 31, 2023 are $108 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $126 million as of March 31, 2023. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.

Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of March 31, 2023, the Company had unconditional purchase obligations of $4.2 billion, of which $532 million will be paid in 2023, $675 million in 2024, $549 million in 2025, $419 million in 2026, $341 million in 2027 and the balance thereafter through 2042.
Contingencies
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust or competition, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of current and legacy shareholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where the Company is named as a defendant and, based on the current facts, does not believe the outcomes from these matters would be material to the Company's results of operations, cash flows or financial position.
15. Segment Information

	Engineered Materials	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended March 31, 2023
Net sales	1,630	1,250	—	(27)	(1)	2,853
Other (charges) gains, net (Note 18)	(21)	(1)	(1)	—		(23)
Operating profit (loss)	112	278	(139)	—		251
Equity in net earnings (loss) of affiliates	11	1	3	—		15
Depreciation and amortization	112	54	6	—		172
Capital expenditures	45	51	12	—		108	(2)
	As of March 31, 2023
Goodwill and intangible assets, net	10,800	425	—	—		11,225
Total assets	18,522	5,730	1,838	—		26,090
	Three Months Ended March 31, 2022
Net sales	910	1,652	—	(24)	(1)	2,538
Other (charges) gains, net (Note 18)	(1)	—	—	—		(1)
Operating profit (loss)	124	503	(96)	—		531
Equity in net earnings (loss) of affiliates	49	4	3	—		56
Depreciation and amortization	46	56	4	—		106
Capital expenditures	30	70	14	—		114	(2)
	As of December 31, 2022
Goodwill and intangible assets, net	10,826	421	—	—		11,247
Total assets	20,611	5,471	190	—		26,272
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes a decrease in accrued capital expenditures of $56 million and $23 million for the three months ended March 31, 2023 and 2022, respectively.

16. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of March 31, 2023, the Company had $1.4 billion of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $378 million of its remaining performance obligations as Net sales in 2023, $460 million in 2024, $319 million in 2025 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Current and Noncurrent Other liabilities in the unaudited consolidated balance sheets.
The Company does not have any material contract assets as of March 31, 2023.
Disaggregated Revenue
In general, the Company's business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment's results of operations.
The Company manages its Engineered Materials business segment through its project management pipeline, which is comprised of a broad range of projects which are solutions-based and are tailored to each customer's unique needs. Projects are identified and selected based on success rate and may involve a number of different polymers per project for use in multiple end-use applications. Therefore, the Company is agnostic toward products and end-use markets for the Engineered Materials business segment.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended March 31,
	2023	2022
	(In $ millions)
Engineered Materials
North America	479	289
Europe and Africa	560	377
Asia-Pacific	548	221
South America	43	23
Total	1,630	910

Acetyl Chain
North America	365	425
Europe and Africa	460	592
Asia-Pacific	367	561
South America	31	50
Total(1)	1,223	1,628
______________________________
(1)Excludes intersegment sales of $27 million and $24 million for the three months ended March 31, 2023 and 2022, respectively.

17. Earnings (Loss) Per Share

	Three Months Ended March 31,
	2023	2022
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	94	502
Earnings (loss) from discontinued operations	(3)	—
Net earnings (loss)	91	502

Weighted average shares - basic	108,634,068	108,185,912
Incremental shares attributable to equity awards(1)	554,198	731,665
Weighted average shares - diluted	109,188,266	108,917,577
______________________________
(1)Excludes options to purchase 86,194 and 0 shares of Common Stock for the three months ended March 31, 2023 and 2022, respectively; and 72,574 and 61,297 shares of Common Stock for the three months ended March 31, 2023 and 2022, respectively, as their effect would have been antidilutive.
18. Other (Charges) Gains, Net

	Three Months Ended March 31,
	2023	2022
	(In $ millions)
Restructuring	(23)	(1)
Total	(23)	(1)
During the three months ended March 31, 2023, the Company recorded $23 million of employee termination benefits primarily related to Company-wide business optimization projects.
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2022	4	1	1	6
Additions	21	1	1	23
Cash payments	(4)	(1)	(1)	(6)
As of March 31, 2023	21	1	1	23

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
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2022 filed on February 24, 2023 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Report on Form 10-K ("2022 Form 10-K") and the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements herein, which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Forward-Looking Statements" below and at the beginning of our 2022 Form 10-K.
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
Risk Factors
See Part I - Item 1A. Risk Factors of our 2022 Form 10-K for a description of certain risk factors that you should consider which could significantly affect our financial results. In addition, the following factors, among others, could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements:
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
•the accuracy or inaccuracy of our beliefs or assumptions regarding anticipated benefits of the acquisition (the "M&M Acquisition") by us of the majority of the Mobility & Materials business (the "M&M Business") of DuPont de Nemours, Inc. ("DuPont");
•the possibility that we will not be able to realize all of the anticipated improvements in the M&M Business's financial performance – including optimizing pricing, currency mix and inventory – or realize all of the anticipated benefits of the M&M Acquisition, including synergies and growth opportunities, within the anticipated timeframe or at all, whether as a result of difficulties arising from the operation or integration of the M&M Business or other unanticipated delays, costs, inefficiencies or liabilities;
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

Overview
We are a global chemical and specialty materials company. We are a leading global producer of high performance engineered polymers that are used in a variety of high-value applications, as well as one of the world's largest producers of acetyl products, which are intermediate chemicals, for nearly all major industries. As a recognized innovator in the chemicals industry, we engineer and manufacture a wide variety of products essential to everyday living. Our broad product portfolio serves a diverse set of end-use applications including automotive, chemical additives, construction, consumer and industrial adhesives, medical, consumer electronics, energy storage, filtration, food and beverage, paints and coatings, paper and packaging, performance industrial and textiles. Our products enjoy leading global positions due to our differentiated business models, large global production capacity, operating efficiencies, proprietary technology and competitive cost structures.
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
Results of Operations
Financial Highlights

	Three Months Ended March 31,
	2023	2022	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	2,853	2,538	315
Gross profit	631	745	(114)
Selling, general and administrative ("SG&A") expenses	(285)	(174)	(111)
Other (charges) gains, net	(23)	(1)	(22)
Operating profit (loss)	251	531	(280)
Equity in net earnings (loss) of affiliates	15	56	(41)
Non-operating pension and other postretirement employee benefit (expense) income	1	24	(23)
Interest expense	(182)	(35)	(147)
Interest income	8	1	7
Dividend income - equity investments	34	37	(3)
Earnings (loss) from continuing operations before tax	121	616	(495)
Earnings (loss) from continuing operations	96	504	(408)
Earnings (loss) from discontinued operations	(3)	—	(3)
Net earnings (loss)	93	504	(411)
Net earnings (loss) attributable to Celanese Corporation	91	502	(411)
Other Data
Depreciation and amortization	172	106	66
SG&A expenses as a percentage of Net sales	10.0%	6.9%
Operating margin(1)	8.8%	20.9%
Other (charges) gains, net
Restructuring	(23)	(1)	(22)
Total Other (charges) gains, net	(23)	(1)	(22)
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of March 31, 2023	As of December 31, 2022
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,167	1,508

Short-term borrowings and current installments of long-term debt - third party and affiliates	1,386	1,306
Long-term debt, net of unamortized deferred financing costs	13,396	13,373
Total debt	14,782	14,679
Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	80	2	(3)	79
Acetyl Chain	(9)	(13)	(2)	(24)
Total Company	23	(8)	(3)	12
Consolidated Results
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Net sales increased $315 million, or 12%, for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to:
•higher volume in our Engineered Materials segment, primarily related to our acquisition of the majority of the Mobility & Materials business (the "M&M Business") and the Korea Engineering Plastics Co., Ltd. ("KEPCO") restructuring (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information); and
•higher pricing in our Engineered Materials segment, due to product mix and pricing actions to address higher raw material costs;
partially offset by:
•lower pricing in our Acetyl Chain segment due to weaker economic conditions particularly in Asia;
•lower volume in our Acetyl Chain segment, primarily due to decreased demand, primarily in Europe; and
•an unfavorable currency impact resulting from a weaker euro relative to the U.S. dollar.
Selling, general and administrative expenses increased $111 million, or 64%, for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to:
•an increase in spending of approximately $114 million in our Engineered Materials segment and Other Activities primarily related to our acquisition of the M&M Business.

Operating profit decreased $280 million, or 53%, for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to:
•higher raw material costs and spending in our Engineered Materials segment as a result of our acquisition of the M&M Business; and
•lower Net sales in our Acetyl Chain segment;
partially offset by:
•higher Net sales in our Engineered Materials segment; and
•lower raw material and sourcing costs in our Acetyl Chain segment.
Equity in net earnings (loss) of affiliates decreased $41 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to:
•a decrease in equity investment in earnings of $15 million as a result of our KEPCO strategic affiliate restructuring; and
•losses from our DuPont Teijin Films Luxembourg S.A., DuPont Teijin Films UK Ltd. and DuPont Teijin Films US Limited Partnership (collectively "DuPont Teijin Films") strategic affiliates due to restructuring.
Our effective income tax rate for the three months ended March 31, 2023 was 21% compared to 18% for the same period in 2022. The higher effective income tax rate was primarily due to increases in valuation allowances on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period, partially offset by increased earnings in low taxed jurisdictions during the three months ended March 31, 2023 (see Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information).
Business Segments
Engineered Materials

	Three Months Ended March 31,		Change	% Change
	2023	2022
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,630	910	720	79.1%
Net Sales Variance
Volume	80%
Price	2%
Currency	(3)%
Other	—%
Other (charges) gains, net	(21)	(1)	(20)	(2,000.0)%
Operating profit (loss)	112	124	(12)	(9.7)%
Operating margin	6.9%	13.6%
Equity in net earnings (loss) of affiliates	11	49	(38)	(77.6)%
Depreciation and amortization	112	46	66	143.5%
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
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Net sales increased for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to:
•higher volume, primarily related to our acquisition of the M&M Business and the KEPCO restructuring (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information); and
•higher pricing for most of our products, primarily due to product mix and pricing actions to address higher raw material costs;
partially offset by:
•an unfavorable currency impact resulting from a weaker euro relative to the U.S. dollar.
Operating profit decreased for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to:
•higher raw material costs as a result of our acquisition of the M&M Business;
•higher spending of $187 million as a result of our acquisition of the M&M Business; and
•an unfavorable impact of $20 million to Other (charges) gains, net. During the three months ended March 31, 2023, we recorded $21 million of employee termination benefits primarily related to Company-wide business optimization projects in the current year (see Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information);
largely offset by:
•higher Net sales.
Equity in net earnings (loss) of affiliates decreased for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to:
•a decrease in equity investment in earnings of $15 million as a result of our KEPCO strategic affiliate restructuring; and
•losses from our DuPont Teijin Films strategic affiliates due to restructuring.

Acetyl Chain

	Three Months Ended March 31,		Change	% Change
	2023	2022
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,250	1,652	(402)	(24.3)%
Net Sales Variance
Volume	(9)%
Price	(13)%
Currency	(2)%
Other	—%
Operating profit (loss)	278	503	(225)	(44.7)%
Operating margin	22.2%	30.4%
Dividend income - equity investments	33	36	(3)	(8.3)%
Depreciation and amortization	54	56	(2)	(3.6)%
Our Acetyl Chain segment, which includes the integrated chain of our intermediate chemistry, emulsion polymers, ethylene vinyl acetate polymers, redispersible powders and acetate tow businesses, is active in every major global industrial sector and serves diverse consumer end-use applications. These include conventional uses, such as paints, coatings, adhesives, and filter products, as well as other unique, high-value end uses including flexible packaging, thermal laminations, pharmaceuticals, wire and cable, and compounds. Together with our strategic affiliates, our Acetyl Chain businesses are leading producers and suppliers in multiple global industrial sectors.
The pricing of products within the Acetyl Chain is influenced by industry utilization rates and changes in the cost of raw materials. Therefore, in general, there is a directional correlation between these factors and our Net sales for most Acetyl Chain products. This impact to pricing typically lags changes in raw material costs over months or quarters.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Net sales decreased for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to:
•lower pricing for most of our products, primarily vinyl acetate monomer ("VAM") and acid due to weaker economic conditions particularly in Asia, partially offset by acetate tow;
•lower volume for most of our products due to decreased demand, primarily in Europe; and
•an unfavorable currency impact resulting from a weaker euro relative to the U.S. dollar.
Operating profit decreased for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to:
•lower Net sales;
partially offset by:
•lower raw material and sourcing costs, primarily for ethylene, acid and VAM.

Other Activities

	Three Months Ended March 31,		Change	% Change
	2023	2022
	(unaudited)
	(In $ millions, except percentages)
Operating profit (loss)	(139)	(96)	(43)	(44.8)%
Non-operating pension and other postretirement employee benefit (expense) income	1	24	(23)	(95.8)%
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
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Operating loss increased for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to:
•higher functional and project spending of $46 million, primarily related to our acquisition of the M&M Business.
Non-operating pension and other postretirement employee benefit income decreased for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to:
•higher interest cost and lower expected return on plan assets.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior U.S. unsecured revolving credit facility. As of March 31, 2023, we have $1.75 billion available for borrowing under our senior U.S. unsecured revolving credit facility, and $37 million available for borrowing under our separate China Revolving Credit Facility (defined below), if required, in meeting our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $1.2 billion as of March 31, 2023. We are actively managing our business to maintain and improve cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
In November 2022, we acquired a majority of the M&M Business for a purchase price of $11.0 billion, subject to transaction adjustments, in an all-cash transaction. For further information regarding the acquisition, see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements.
Our incurrence of debt to finance the purchase price for the M&M Acquisition has increased our leverage and our ratio of indebtedness to consolidated EBITDA as set forth in our senior unsecured credit facilities. We believe that cash flows from our operations, together with cash generation, synergy opportunities from the M&M Acquisition and cost reduction initiatives, will support our deleveraging efforts over the next few years. In furtherance of these deleveraging efforts, we have paused our share repurchase program and are in the process of evaluating additional cash generation opportunities which may include the opportunistic disposition or monetization of product or business lines or other assets. We are committed to rapid deleveraging and to maintaining our investment grade debt rating.
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
We continue to prioritize those projects expected to drive productivity in the near term and expect capital expenditures to be approximately $500 million in 2023, primarily associated with certain investments in growth opportunities and productivity improvements. In Engineered Materials, at our Nanjing, China facility, our expansions of (1) the compounding plant is in construction and (2) the new liquid crystal polymer ("LCP") plant is in detailed engineering design. Our energy optimization productivity project at our polyoxymethylene ("POM") unit in Frankfurt, Germany is in front end engineering design. In the Acetyl Chain, our planned expansion of our acetic acid unit at Clear Lake, Texas is on track to be mechanically complete in the second quarter with start-up scheduled for the third quarter. The other major projects that support the Acetyl Chain are in various stages of construction and on schedule, which include our planned expansions of (1) our vinyl acetate ethylene ("VAE") emulsions units in Nanjing, China, (2) our VAE emulsion plant in Frankfurt, Germany, (3) our vinyl acetate monomer ("VAM") plant in Bay City, Texas, (4) the sustainable production of methanol ("MeOH") at our Fairway joint venture MeOH unit in Clear Lake, Texas using captured carbon dioxide as feedstock. We continue to see the incremental capacity from investments made in recent years strengthen our manufacturing network reliability to best serve our customers.
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

We remain in compliance with the covenants in the Global Credit Agreements (defined below, and as amended to date) and expect to remain in compliance based on our current expectation of future results of operations. If our actual future results of operations differ materially from these expectations, we may be required to seek an amendment to or waiver of any impacted covenants, which may increase our borrowing costs under the Global Credit Agreements.
Cash Flows
Cash and cash equivalents decreased $341 million to $1.2 billion as of March 31, 2023 compared to December 31, 2022. As of March 31, 2023, $1.0 billion of the $1.2 billion of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a prior year charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations.
•Net Cash Provided by (Used in) Operating Activities
Net cash used in operating activities increased $412 million to $96 million for the three months ended March 31, 2023 compared to cash provided by operating activities of $316 million for the same period in 2022, primarily due to:
•a decrease in Net earnings; and
•an increase in cash interest paid of $243 million;
partially offset by:
•favorable trade working capital of $30 million, primarily due to the timing of collections of trade receivables, inventory builds and settlement of trade payables during the three months ended March 31, 2023.
•Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $29 million to $178 million for the three months ended March 31, 2023 compared to the same period in 2022; primarily due to:
•an increase of $27 million in capital expenditures during the three months ended March 31, 2023.
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities decreased $26 million to $69 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to:
•a payment of $44 million during the three months ended March 31, 2022 for fees related to a bridge facility commitment letter with Bank of America, N.A. ("Bank of America") pursuant to which Bank of America has committed to provide, subject to the terms and conditions set therein, a 364-day $11.0 billion senior unsecured bridge term loan facility (the "Bridge Facility"), which did not recur in the current year;
partially offset by:
•a decrease in net borrowings on short-term debt of $36 million, primarily as a result of higher borrowings under our revolving credit facilities, which did not recur in the current year.
Debt and Other Obligations
In March 2022, we entered into a term loan credit agreement (the "March 2022 U.S. Term Loan Credit Agreement"), pursuant to which lenders have committed to provide a tranche of delayed-draw term loans due 364 days from issuance in an amount equal to $500 million and a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion. In September 2022, we entered into an additional term loan credit agreement (the "September 2022 U.S. Term Loan Credit Agreement" and, together with the March 2022 U.S. Term Loan Credit Agreement, the "U.S. Term Loan Credit Agreements"), pursuant to which lenders have committed to provide delayed-draw term loans due 3 years from issuance in an amount equal to $750 million (the term loans represented by the U.S. Term Loan Credit Agreements collectively, the "U.S. Term Loan Facility").

Also in March 2022, we entered into a new revolving credit agreement (the "U.S. Revolving Credit Agreement" and, together with the U.S. Term Loan Credit Agreements the "U.S. Credit Agreements") consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2027. The proceeds of a $365 million borrowing under the new senior unsecured revolving credit facility were used to repay and terminate our then-existing revolving credit facility.
On February 21, 2023, we amended certain covenants in the U.S. Credit Agreements, including financial ratio maintenance covenants. The U.S. Credit Agreements are guaranteed by Celanese, Celanese U.S. and domestic subsidiaries together representing substantially all of the Company's U.S. assets and business operations.
On January 4, 2023, Celanese (Shanghai) International Trading Co., Ltd ("CSIT"), a fully consolidated subsidiary, entered into a restatement of an existing credit facility agreement (the "China Revolving Credit Agreement") to upsize and modify the facility thereunder to consist of an aggregate CNY1.75 billion uncommitted senior unsecured revolving credit facility available under two tranches (with overdraft, bank guarantee and documentary credit sublimits) (the "China Revolving Credit Facility"). Obligations bear interest at certain fixed floating rates. The China Revolving Credit Agreement is guaranteed by Celanese U.S.
Also on January 6, 2023, CSIT entered into a senior unsecured working capital loan contract for CNY800 million (the "China Working Capital Term Loan Agreement", together with the China Revolving Credit Agreement, the "China Credit Agreements," and the China Credit Agreements together with the U.S. Credit Agreements, the "Global Credit Agreements"), payable 12 months from withdrawal date and bearing interest at 0.5% less than certain interbank rates. The loan under the China Working Capital Term Loan Agreement was fully drawn on January 10, 2023 and is supported by a letter of comfort from us. We expect the China Credit Agreements will facilitate our efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of our U.S. debt to China at a lower average interest rate.
There have been no material changes to our debt or other obligations described in our 2022 Form 10-K other than those disclosed above and in Note 7 - Debt in the accompanying unaudited interim consolidated financial statements.
Accounts Receivable Purchasing Facility
In June 2021, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $249 million and $1.1 billion of accounts receivable under this agreement for the three months ended March 31, 2023 and twelve months ended December 31, 2022, respectively, and collected $249 million and $1.1 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $109 million were pledged by the SPE as collateral to the Purchasers as of March 31, 2023.
Factoring and Discounting Agreements
We have factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. We de-recognized $87 million and $320 million of accounts receivable under these factoring agreements for the three months ended March 31, 2023 and twelve months ended December 31, 2022, respectively, and collected $82 million and $325 million of accounts receivable sold under these factoring agreements during the same periods.
Covenants
We are in compliance with the covenants in our material financing arrangements as of March 31, 2023.
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

The Parent Guarantor and the Subsidiary Guarantors have guaranteed the Senior Notes on a full and unconditional, joint and several, senior unsecured basis. The guarantees are subject to certain customary release provisions, including that a Subsidiary Guarantor will be released from its respective guarantee in specified circumstances, including (i) the sale or transfer of all of its assets or capital stock; (ii) its merger or consolidation with, or transfer of all or substantially all of its assets to, another person; or (iii) its ceasing to be a majority-owned subsidiary of the Issuer in connection with any sale of its capital stock or other transaction. Additionally, a Subsidiary Guarantor will be released from its guarantee of the Senior Notes at such time that it ceases to guarantee the Issuer's obligations under the U.S Credit Agreements (subject to the satisfaction of customary document delivery requirements). The obligations of the Subsidiary Guarantors under their guarantees are limited as necessary to prevent such guarantees from constituting a fraudulent conveyance or fraudulent transfer under applicable law.
The Parent Guarantor and the Issuer are holding companies that conduct substantially all of their operations through their subsidiaries, which own substantially all of our consolidated assets. The Parent Guarantor has no material assets other than the stock of its immediate 100% owned subsidiary, the Issuer. The principal source of cash to pay the Parent Guarantor's and the Issuer's obligations, including obligations under the Senior Notes and the guarantee of the Issuer's obligations under the U.S Credit Agreements, is the cash that our subsidiaries generate from their operations. Each of the Subsidiary Guarantors and our non-guarantor subsidiaries is a distinct legal entity and, under certain circumstances, applicable country or state laws, regulatory limitations and terms of other debt instruments may limit our subsidiaries' ability to distribute cash to the Issuer and the Parent Guarantor.
For cash management purposes, we transfer cash among the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. While the non-guarantor subsidiaries do not guarantee the Issuer's obligations under our outstanding debt, the transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Senior Notes, U.S. Credit Agreements, other outstanding debt, Common Stock dividends and Common Stock repurchases.
The summarized financial information of the Obligor Group is presented below on a combined basis after the elimination of: (i) intercompany transactions among such entities and (ii) equity in earnings from and investments in the non-guarantor subsidiaries. Transactions with, and amounts due to or from, non-guarantor subsidiaries and affiliates are separately disclosed.

Three Months Ended March 31, 2023
(In $ millions)
(unaudited)
Net sales to third parties	476
Net sales to non-guarantor subsidiaries	291
Total net sales	767
Gross profit	143
Earnings (loss) from continuing operations	(153)
Net earnings (loss)	(155)
Net earnings (loss) attributable to the Obligor Group	(155)

	As of March 31, 2023	As of December 31, 2022
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	708	754
Other current assets	1,608	1,588
Total current assets	2,316	2,342
Goodwill	526	567
Other noncurrent assets	2,729	2,718
Total noncurrent assets	3,255	3,285
Current liabilities due to non-guarantor subsidiaries	2,772	2,100
Current liabilities due to affiliates	2	2
Other current liabilities	1,756	2,201
Total current liabilities	4,530	4,303
Noncurrent liabilities due to non-guarantor subsidiaries	3,391	3,400
Other noncurrent liabilities	13,860	13,842
Total noncurrent liabilities	17,251	17,242
Share Capital
We declared a quarterly cash dividend of $0.70 per share on our Common Stock on April 19, 2023, amounting to $76 million.
There have been no material changes to our share capital described in our 2022 Form 10-K other than those disclosed above and in Note 10 - Shareholders' Equity in the accompanying unaudited interim consolidated financial statements.
Contractual Obligations
We have not entered into any material off-balance sheet arrangements.
Except as otherwise described in this report, there have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2022 Form 10-K.
Tax Return Audits
Our tax returns are under joint audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). In addition, our income tax returns in Mexico are under audit for the years 2017 and 2018, and in Canada for the years 2016 through 2018. As of March 31, 2023, we believe that an adequate provision for income taxes has been made for all open tax years related to the examinations by the Authorities and Mexico tax authorities. We are discussing preliminary findings with the Canadian authorities and do not expect a material impact to income tax expense. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the government authorities are resolved in a manner inconsistent with our expectations or we are unsuccessful in defending its positions, we could be required to adjust our provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Environment
We started to experience demand recovery, partially offset by normalized pricing across many products that exceeded a reduction in cost pressure on raw material inputs. We continue to closely monitor the impact of, and responses to, geopolitical effects on demand conditions and the supply chain. Demand conditions improved across certain regions in Europe and Asia, offset by continued destocking and decreased consumer activity in the Americas. Average prices of energy feedstocks, particularly natural gas, which are a significant input and source of energy for our manufacturing operations, have begun to normalize. We expect demand to continue to recover, reduction in our inventory levels and improvement in sourcing costs and inflationary pressures throughout the year.

Following Russia's invasion of Ukraine, we suspended sales into Russia, Belarus and the sanctioned regions of Ukraine. Revenue from these countries and regions constituted less than 0.1% of our consolidated Net sales in fiscal year 2022 and we have no manufacturing assets in these countries or regions. We do not currently expect the conflict to result in a material impact on our business or financial results, but the full impact of the conflict and international responses thereto remains uncertain and will depend on future geopolitical and economic developments that are impossible to predict. Potential risks we may face include increased volatility in capital and commodity markets, rapid changes to sanctions, supply chain and transportation disruptions, exacerbation of inflationary conditions, impacts to consumer or business sentiment and an increased risk of cyber security incidents.
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
We describe our significant accounting policies in Note 2 - Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in our 2022 Form 10-K. We discuss our critical accounting policies and estimates in MD&A in our 2022 Form 10-K.
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements in the accompanying unaudited interim consolidated financial statements included in this Quarterly Report for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk for the Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2022 Form 10-K. See also Note 12 - Derivative Financial Instruments in the accompanying unaudited interim consolidated financial statements for further discussion of our market risk management and the related impact on the Company's financial position and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2023, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust and competition, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of current and legacy shareholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 9 - Environmental and Note 14 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2022 Form 10-K other than those disclosed in Note 9 - Environmental and Note 14 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements. See Part I - Item 1A. Risk Factors of our 2022 Form 10-K for certain risk factors relating to these legal proceedings.
Item 1A. Risk Factors
In addition to the information in this Quarterly Report, readers should carefully consider the information in Part I, Item 1A. Risk Factors of our 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any Common Stock during the three months ended March 31, 2023. As of March 31, 2023, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008, with approximately $1.1 billion value of shares remaining that may be purchased under the program. See Note 10 - Shareholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
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

3.2	Seventh Amended and Restated By-laws, amended effective November 2, 2022 (incorporated by reference to Exhibit 3.2 to the Quarterly report on Form 10-Q filed with the SEC on November 4, 2022).

10.1
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

10.2
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

10.3
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

10.4*‡	Form of 2023 Performance-Based Restricted Stock Unit Award Agreement.

10.5*‡	Form of 2023 Performance-Based Restricted Stock Unit Award Agreement for Chief Executive Officer.

10.6*‡	Form of 2023 Time-Based Stock Option Award Agreement.

10.7*‡	Form of 2023 Time-Based Stock Option Award Agreement for Chief Executive Officer.

22.1	List of Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Annual Report on Form 10-K filed with the SEC on February 24, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Lori J. Ryerkerk
Chair of the Board of Directors,
Chief Executive Officer and President

	Date:	May 10, 2023

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
Executive Vice President and
Chief Financial Officer

	Date:	May 10, 2023