Form 10-Q
period 2023-06-30
Celanese Corp
filed 2023-08-08
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2023
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
Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, as of August 4, 2023 was 108,852,226.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended June 30, 2023

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In $ millions, except share and per share data)
Net sales	2,795	2,486	5,648	5,024
Cost of sales	(2,109)	(1,781)	(4,331)	(3,574)
Gross profit	686	705	1,317	1,450
Selling, general and administrative expenses	(274)	(197)	(559)	(371)
Amortization of intangible assets	(42)	(11)	(83)	(22)
Research and development expenses	(40)	(26)	(82)	(50)
Other (charges) gains, net	(10)	1	(33)	—
Foreign exchange gain (loss), net	15	(1)	21	(2)
Gain (loss) on disposition of businesses and assets, net	—	12	5	9
Operating profit (loss)	335	483	586	1,014
Equity in net earnings (loss) of affiliates	23	60	38	116
Non-operating pension and other postretirement employee benefit (expense) income	(2)	25	(1)	49
Interest expense	(182)	(48)	(364)	(83)
Interest income	7	1	15	2
Dividend income - equity investments	31	36	65	73
Other income (expense), net	4	(3)	(2)	(1)
Earnings (loss) from continuing operations before tax	216	554	337	1,170
Income tax (provision) benefit	4	(112)	(21)	(224)
Earnings (loss) from continuing operations	220	442	316	946
Earnings (loss) from operation of discontinued operations	—	(8)	(3)	(8)
Income tax (provision) benefit from discontinued operations	1	2	1	2
Earnings (loss) from discontinued operations	1	(6)	(2)	(6)
Net earnings (loss)	221	436	314	940
Net (earnings) loss attributable to noncontrolling interests	(1)	(2)	(3)	(4)
Net earnings (loss) attributable to Celanese Corporation	220	434	311	936
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	219	440	313	942
Earnings (loss) from discontinued operations	1	(6)	(2)	(6)
Net earnings (loss)	220	434	311	936
Earnings (loss) per common share - basic
Continuing operations	2.01	4.06	2.88	8.70
Discontinued operations	0.01	(0.06)	(0.02)	(0.06)
Net earnings (loss) - basic	2.02	4.00	2.86	8.64
Earnings (loss) per common share - diluted
Continuing operations	2.00	4.03	2.86	8.63
Discontinued operations	0.01	(0.05)	(0.01)	(0.06)
Net earnings (loss) - diluted	2.01	3.98	2.85	8.57
Weighted average shares - basic	108,886,678	108,392,155	108,761,071	108,289,603
Weighted average shares - diluted	109,306,331	109,123,349	109,281,364	109,158,055

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In $ millions)
Net earnings (loss)	221	436	314	940
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(201)	(131)	(188)	(152)
Gain (loss) on cash flow hedges	—	26	4	41
Pension and postretirement benefits	1	—	—	2
Total other comprehensive income (loss), net of tax	(200)	(105)	(184)	(109)
Total comprehensive income (loss), net of tax	21	331	130	831
Comprehensive (income) loss attributable to noncontrolling interests	(1)	(2)	(3)	(4)
Comprehensive income (loss) attributable to Celanese Corporation	20	329	127	827

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2023	As of December 31, 2022
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	1,296	1,508
Trade receivables - third party and affiliates	1,338	1,379
Non-trade receivables, net	625	675
Inventories	2,514	2,808
Assets held for sale	211	—
Other assets	268	241
Total current assets	6,252	6,611
Investments in affiliates	1,028	1,062
Property, plant and equipment (net of accumulated depreciation - 2023: $3,830; 2022: $3,687)	5,541	5,584
Operating lease right-of-use assets	403	413
Deferred income taxes	832	808
Other assets	523	547
Goodwill	7,063	7,142
Intangible assets, net	4,007	4,105
Total assets	25,649	26,272
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,507	1,306
Trade payables - third party and affiliates	1,243	1,518
Liabilities held for sale	19	—
Other liabilities	1,146	1,201
Income taxes payable	7	43
Total current liabilities	3,922	4,068
Long-term debt, net of unamortized deferred financing costs	12,889	13,373
Deferred income taxes	1,220	1,242
Uncertain tax positions	285	322
Benefit obligations	406	411
Operating lease liabilities	347	364
Other liabilities	492	387
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2023 and 2022: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2023: 170,458,836 issued and 108,847,435 outstanding; 2022: 170,135,425 issued and 108,473,932 outstanding)	—	—
Treasury stock, at cost (2023: 61,611,401 shares; 2022: 61,661,493 shares)	(5,490)	(5,491)
Additional paid-in capital	383	372
Retained earnings	11,433	11,274
Accumulated other comprehensive income (loss), net	(702)	(518)
Total Celanese Corporation shareholders' equity	5,624	5,637
Noncontrolling interests	464	468
Total equity	6,088	6,105
Total liabilities and equity	25,649	26,272
See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended June 30,
	2023		2022
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	108,786,738	—	108,307,341	—
Stock awards	60,697	—	38,694	—
Balance as of the end of the period	108,847,435	—	108,346,035	—
Treasury Stock
Balance as of the beginning of the period	61,661,493	(5,491)	61,736,289	(5,492)
Issuance of treasury stock under stock plans	(50,092)	1	(32,243)	—
Balance as of the end of the period	61,611,401	(5,490)	61,704,046	(5,492)
Additional Paid-In Capital
Balance as of the beginning of the period		365		326
Stock-based compensation, net of tax		18		18
Balance as of the end of the period		383		344
Retained Earnings
Balance as of the beginning of the period		11,289		10,106
Net earnings (loss) attributable to Celanese Corporation		220		434
Common stock dividends		(76)		(74)
Balance as of the end of the period		11,433		10,466
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(502)		(333)
Other comprehensive income (loss), net of tax		(200)		(105)
Balance as of the end of the period		(702)		(438)
Total Celanese Corporation shareholders' equity		5,624		4,880
Noncontrolling Interests
Balance as of the beginning of the period		469		346
Net earnings (loss) attributable to noncontrolling interests		1		2
Distributions/dividends to noncontrolling interests		(6)		(3)
Balance as of the end of the period		464		345
Total equity		6,088		5,225

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended June 30,
	2023		2022
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	108,473,932	—	108,023,735	—
Stock awards	373,503	—	322,300	—
Balance as of the end of the period	108,847,435	—	108,346,035	—
Treasury Stock
Balance as of the beginning of the period	61,661,493	(5,491)	61,736,289	(5,492)
Issuance of treasury stock under stock plans	(50,092)	1	(32,243)	—
Balance as of the end of the period	61,611,401	(5,490)	61,704,046	(5,492)
Additional Paid-In Capital
Balance as of the beginning of the period		372		333
Stock-based compensation, net of tax		11		11
Balance as of the end of the period		383		344
Retained Earnings
Balance as of the beginning of the period		11,274		9,677
Net earnings (loss) attributable to Celanese Corporation		311		936
Common stock dividends		(152)		(147)
Balance as of the end of the period		11,433		10,466
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(518)		(329)
Other comprehensive income (loss), net of tax		(184)		(109)
Balance as of the end of the period		(702)		(438)
Total Celanese Corporation shareholders' equity		5,624		4,880
Noncontrolling Interests
Balance as of the beginning of the period		468		348
Net earnings (loss) attributable to noncontrolling interests		3		4
Distributions/dividends to noncontrolling interests		(7)		(7)
Balance as of the end of the period		464		345
Total equity		6,088		5,225

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
	(In $ millions)
Operating Activities
Net earnings (loss)	314	940
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and accretion	359	213
Pension and postretirement net periodic benefit cost	7	(42)
Pension and postretirement contributions	(24)	(23)
Deferred income taxes, net	(3)	15
(Gain) loss on disposition of businesses and assets, net	(4)	(8)
Stock-based compensation	32	31
Undistributed earnings in unconsolidated affiliates	(15)	(10)
Other, net	(4)	5
Operating cash provided by (used in) discontinued operations	(4)	(19)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(10)	(216)
Inventories	220	(251)
Other assets	187	22
Trade payables - third party and affiliates	(211)	169
Other liabilities	(178)	(15)
Net cash provided by (used in) operating activities	666	811
Investing Activities
Capital expenditures on property, plant and equipment	(309)	(261)
Acquisitions, net of cash acquired	—	(14)
Proceeds from sale of businesses and assets, net	9	16
Other, net	(41)	(26)
Net cash provided by (used in) investing activities	(341)	(285)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	(300)	19
Proceeds from short-term borrowings	349	—
Repayments of short-term borrowings	(370)	—
Repayments of long-term debt	(13)	(14)
Purchases of treasury stock, including related fees	—	(17)
Common stock dividends	(152)	(147)
Distributions to noncontrolling interests	(7)	(7)
Issuance cost of bridge facility	—	(63)
Other, net	(23)	(25)
Net cash provided by (used in) financing activities	(516)	(254)
Exchange rate effects on cash and cash equivalents	(21)	(25)
Net increase (decrease) in cash and cash equivalents	(212)	247
Cash and cash equivalents as of beginning of period	1,508	536
Cash and cash equivalents as of end of period	1,296	783

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and six months ended June 30, 2023 and 2022 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire year.
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
The following unaudited pro forma financial information presents the consolidated results of operations as if the M&M Acquisition had occurred at the beginning of 2022. M&M's pre-acquisition results have been added to the Company's historical results. The pro forma results contained in the table below include adjustments for (i) increased depreciation expense as a result of acquisition date fair value adjustments, (ii) amortization of acquired intangibles, (iii) interest expense and amortization of debt issuance costs of $171 million and $343 million related to borrowings under the U.S. Term Loan Facility (defined below) and the issuance of Acquisition Notes (defined below) as if these had taken place at the beginning of 2022 for the three and six months ended June 30, 2022, respectively and (iv) net total inventory step up of inventory amortized to Cost of sales of $33 million and $131 million for the three and six months ended June 30, 2022, respectively.
These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(In $ millions)
Unaudited Consolidated Pro Forma Results
Proforma Net sales	3,397	6,824
Proforma Earnings (loss) from continuing operations before tax	285	597
Nutrinova Joint Venture
On June 22, 2023, the Company announced the signing of a definitive agreement with Mitsui & Co., Ltd. ("Mitsui") to form a food ingredients joint venture under the name Nutrinova. The Company will contribute receivables, inventory, property, plant and equipment, certain intangible assets, other assets, other liabilities, technology and employees of its food ingredients business while retaining a 30% stake in the joint venture. Mitsui will acquire the remaining 70% stake at a purchase price of

$473 million. The parties expect to close the transaction in the second half of 2023, pending regulatory approvals. The Company will account for its remaining investment in the food ingredients business as an equity method investment.
As of June 30, 2023, the food ingredients business, currently included in the Engineered Materials segment, was classified as held for sale and measured and reported at the lower of its carrying amount or fair value less costs to sell. The assets and liabilities classified as held for sale in the unaudited consolidated balance sheet are as follows:

As of June 30, 2023
(In $ millions)
Current assets	83
Goodwill	80
Other long-term assets	48
Assets held for sale	211

Other liabilities	19
Liabilities held for sale	19
Korea Engineering Plastics Co. Restructuring
In April 2022, the Company completed the restructuring of Korea Engineering Plastics Co. ("KEPCO"), a joint venture owned 50% by the Company and 50% by Mitsubishi Gas Chemical Company, Inc. KEPCO was first formed in 1987 to manufacture and market polyoxymethylene ("POM") in Asia, with a particular focus on serving domestic demand in South Korea. KEPCO will now focus solely on manufacturing and supplying high quality products to its shareholders, who will independently market them globally. As part of the restructuring of KEPCO, the Company paid KEPCO $5 million and will pay 5 equal annual installments of €24 million on October 1 of each year beginning in 2022. This resulted in an increase to the Company's investment in KEPCO of $134 million. The Company's joint venture partner will make similar payments to KEPCO. The restructuring did not result in a change in ownership percentage of KEPCO, nor a change in control, and KEPCO will continue to be accounted for as an equity method investment.
4. Inventories

	As of June 30, 2023	As of December 31, 2022
	(In $ millions)
Finished goods	1,632	1,820
Work-in-process	202	202
Raw materials and supplies	680	786
Total	2,514	2,808

5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2022	6,775	367	7,142
Acquisitions (Note 3)	8	—	8
Transfer(1)	(80)	—	(80)
Exchange rate changes	(11)	4	(7)
As of June 30, 2023(2)	6,692	371	7,063
______________________________
(1)Related to goodwill reclassified to assets held for sale (Note 3).
(2)There were no accumulated impairment losses as of June 30, 2023.
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2022	42	2,455	601	55	3,153
Transfer(1)	—	(58)	(1)	—	(59)
Exchange rate changes	(2)	9	(6)	—	1
As of June 30, 2023	40	2,406	594	55	3,095
Accumulated Amortization
As of December 31, 2022	(39)	(567)	(50)	(40)	(696)
Amortization	—	(63)	(20)	—	(83)
Transfer(1)	—	58	1	—	59
Exchange rate changes	2	(7)	(1)	—	(6)
As of June 30, 2023	(37)	(579)	(70)	(40)	(726)
Net book value	3	1,827	524	15	2,369
______________________________
(1)Related to finite-lived intangible assets reclassified to assets held for sale (Note 3).
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2022	1,648
Transfer(1)	(14)
Exchange rate changes	4
As of June 30, 2023	1,638
______________________________
(1)Related to indefinite-lived intangible assets reclassified to assets held for sale (Note 3).
During the six months ended June 30, 2023, the Company did not renew or extend any intangible assets.

Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2024	160
2025	160
2026	160
2027	160
2028	160
6. Current Other Liabilities

	As of June 30, 2023	As of December 31, 2022
	(In $ millions)
Benefit obligations (Note 8)	25	25
Customer rebates	88	101
Derivatives (Note 12)	64	63
Interest (Note 7)	290	265
Legal (Note 14)	25	21
Operating leases	89	83
Restructuring (Note 18)	21	6
Salaries and benefits	132	151
Sales and use tax/foreign withholding tax payable	99	108
Investment in affiliates	87	79
Other(1)	226	299
Total	1,146	1,201
____________________________
(1)Includes $115 million and $166 million payable to DuPont related to the M&M Acquisition and transition activities as of June 30, 2023 and December 31, 2022, respectively.
7. Debt

	As of June 30, 2023	As of December 31, 2022
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	1,050	506
Short-term borrowings, including amounts due to affiliates(1)	250	500
Revolving credit facilities(2)	207	300
Total	1,507	1,306
______________________________
(1)The weighted average interest rate was 4.9% and 5.8% as of June 30, 2023 and December 31, 2022, respectively.
(2)The weighted average interest rate was 3.4% and 5.8% as of June 30, 2023 and December 31, 2022, respectively.

	As of June 30, 2023	As of December 31, 2022
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2023, interest rate of 1.125%	489	480
Senior unsecured notes due 2024, interest rate of 3.500%	500	499
Senior unsecured notes due 2024, interest rate of 5.900%	2,000	2,000
Senior unsecured notes due 2025, interest rate of 1.250%	326	320
Senior unsecured notes due 2025, interest rate of 6.050%	1,750	1,750
Senior unsecured term loan due 2025, interest rate of 6.760%	750	750
Senior unsecured notes due 2026, interest rate of 1.400%	400	400
Senior unsecured notes due 2026, interest rate of 4.777%	1,087	1,067
Senior unsecured notes due 2027, interest rate of 2.125%	541	531
Senior unsecured notes due 2027, interest rate of 6.165%	2,000	2,000
Senior unsecured term loan due 2027, interest rate of 6.760%	1,000	1,000
Senior unsecured notes due 2028, interest rate of 0.625%	543	533
Senior unsecured notes due 2029, interest rate of 5.337%	543	533
Senior unsecured notes due 2029, interest rate of 6.330%	750	750
Senior unsecured notes due 2032, interest rate of 6.379%	1,000	1,000
Pollution control and industrial revenue bonds due at various dates through 2030, interest rates ranging from 4.05% to 5.00%	163	164
Bank loans due at various dates through 2026(1)	4	4
Obligations under finance leases due at various dates through 2054	157	172
Subtotal	14,003	13,953
Unamortized debt issuance costs(2)	(64)	(74)
Current installments of long-term debt	(1,050)	(506)
Total	12,889	13,373
______________________________
(1)The weighted average interest rate was 1.3% and 1.3% as of June 30, 2023 and December 31, 2022, respectively.
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

On January 4, 2023, Celanese (Shanghai) International Trading Co., Ltd ("CSIT"), a fully consolidated subsidiary, entered into a restatement of an existing credit facility agreement (the "China Revolving Credit Agreement") to upsize and modify the facility thereunder to consist of an aggregate CNY1.75 billion uncommitted senior unsecured revolving credit facility available under two tranches (with overdraft, bank guarantee and documentary credit sublimits) (the "China Revolving Credit Facility"). Obligations bear interest at certain fixed and floating rates. The China Revolving Credit Agreement is guaranteed by Celanese U.S.
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
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facilities are as follows:

As of June 30, 2023
(In $ millions)
U.S. Revolving Credit Facility
Borrowings outstanding	—
Available for borrowing	1,750
China Revolving Credit Facility
Borrowings outstanding	207
Available for borrowing	34
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
In July 2022, Celanese U.S. completed an offering of $7.5 billion aggregate principal amount of notes of various maturities in a public offering registered under the Securities Act (the "Acquisition USD Notes"). In July 2022, Celanese U.S. completed an offering of €1.5 billion in aggregate principal amount of euro-denominated senior unsecured notes due in 2026 and 2029 in a public offering registered under the Securities Act (collectively, the "Acquisition Euro Notes" and together with the Acquisition USD Notes, the "Acquisition Notes"). Certain of the Acquisition Notes were issued at a discount to par, which will be amortized to Interest expense in the consolidated statements of operations over the terms of the applicable Acquisition Notes. Fees and expenses of the offering of the Acquisition Notes, inclusive of underwriting discounts, were $65 million.

Accounts Receivable Purchasing Facility
On June 1, 2023, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 18, 2025. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's unaudited consolidated balance sheet. The Company de-recognized $663 million and $1.1 billion of accounts receivable under this agreement for the six months ended June 30, 2023 and year ended December 31, 2022, respectively, and collected $565 million and $1.1 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $86 million were pledged by the SPE as collateral to the Purchasers as of June 30, 2023.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $196 million and $320 million of accounts receivable under these factoring agreements for the six months ended June 30, 2023 and year ended December 31, 2022, respectively, and collected $189 million and $325 million of accounts receivable sold under these factoring agreements during the same periods.
Covenants
The Company's material financing arrangements contain customary covenants, such as events of default and change of control provisions, and in the case of the U.S. Credit Agreements the maintenance of certain financial ratios (subject to adjustment following certain qualifying acquisitions and dispositions, as set forth in the U.S. Credit Agreements, as amended). Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with the covenants in its material financing arrangements as of June 30, 2023.
8. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	2	—	4	—	6	—	7	—
Interest cost	34	1	16	1	66	1	33	1
Expected return on plan assets	(33)	—	(42)	—	(66)	—	(83)	—
Total	3	1	(22)	1	6	1	(43)	1

Benefit obligation funding is as follows:

	As of June 30, 2023	Total Expected 2023
	(In $ millions)
Cash contributions to defined benefit pension plans	13	27
Benefit payments to nonqualified pension plans	9	18
Benefit payments to other postretirement benefit plans	2	4
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefit plan balances recognized in the unaudited consolidated balance sheets consist of the following:

	As of June 30, 2023		As of December 31, 2022
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Noncurrent Other assets	164	—	160	—
Current Other liabilities	(21)	(3)	(21)	(3)
Benefit obligations	(366)	(35)	(372)	(35)
Net amount recognized	(223)	(38)	(233)	(38)
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
The components of environmental remediation liabilities are as follows:

	As of June 30, 2023	As of December 31, 2022
	(In $ millions)
Demerger obligations (Note 14)	18	20
Divestiture obligations (Note 14)	13	14
Active sites	20	21
U.S. Superfund sites	8	10
Other environmental remediation liabilities	2	2
Total	61	67

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
The Company declared a quarterly cash dividend of $0.70 per share on its Common Stock on July 19, 2023, amounting to $76 million. The cash dividend will be paid on August 14, 2023 to holders of record as of July 31, 2023.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

Total From February 2008 Through June 30, 2023

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
The Company did not repurchase any Common Stock during the six months ended June 30, 2023 or 2022.
Other Comprehensive Income (Loss), Net

	Three Months Ended June 30,
	2023			2022
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(214)	13	(201)	(107)	(24)	(131)
Gain (loss) on cash flow hedges	(1)	1	—	33	(7)	26
Pension and postretirement benefits gain (loss)	—	1	1	—	—	—
Total	(215)	15	(200)	(74)	(31)	(105)

	Six Months Ended June 30,
	2023			2022
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(218)	30	(188)	(122)	(30)	(152)
Gain (loss) on cash flow hedges	3	1	4	52	(11)	41
Pension and postretirement benefits gain (loss)	(1)	1	—	2	—	2
Total	(216)	32	(184)	(68)	(41)	(109)
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Cash Flow Hedges (Note 12)	Pension and Postretirement Benefits Gain (Loss) (Note 8)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2022	(488)	(22)	(8)	(518)
Other comprehensive income (loss) before reclassifications	(218)	(2)	(1)	(221)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	—	5
Income tax (provision) benefit	30	1	1	32
As of June 30, 2023	(676)	(18)	(8)	(702)

11. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In percentages)
Effective income tax rate	(2)	20	6	19
The effective income tax rate for the three months ended June 30, 2023 was lower compared to the same period in 2022, primarily due to decreased earnings in high taxed jurisdictions related to current demand conditions and a decrease in valuation allowances on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period. The effective income tax rate for the six months ended June 30, 2023 was lower compared to the same period in 2022, primarily due to decreased earnings in high taxed jurisdictions related to current demand conditions.
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various final and proposed regulatory packages supplementing the TCJA provisions since 2018. There have been no material proposed or final regulatory packages during the three months ended June 30, 2023.
In August 2022, the Inflation Reduction Act (the "IRA") was enacted and included a 1% excise tax on share repurchases in excess of $1 million, and a corporate minimum tax of 15% on adjusted book earnings. The corporate minimum tax paid is creditable in future years to the extent that regular tax liability exceeds the minimum tax in any given year. The Company does not expect these provisions and any newly issued administrative guidance to have a material impact to future income tax expense. The IRA also provides various beneficial credits for energy efficient related manufacturing, transportation and fuels, hydrogen/carbon recapture and renewable energy, which the Company is evaluating in regards to planned projects.
The Company will continue to monitor the expected impacts of any new guidance on the Company's filing positions and will record the impacts as discrete income tax expense or benefit in the period the guidance is finalized or becomes effective.
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
The Company's tax returns have been under joint audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). In September 2021, the Company received a draft joint audit report proposing adjustments to transfer pricing and the reallocation of income between the related jurisdictions. The Authorities also proposed to apply these adjustments to open tax years through 2019. The Company and the Authorities were unable to reach an agreement jointly and therefore the audits continued on a separate jurisdictional basis. In the fourth quarter of 2022, the Company concluded settlement discussions with the Dutch tax authorities. The Company is engaged in discussions with the other authorities regarding the ongoing examinations and will evaluate all additional potential remedies as the discussions progress.
In addition, the Company's income tax returns in Mexico are under audit for the year 2018, and in Canada for the years 2016 through 2018. In January 2022, the Mexico tax authorities issued preliminary findings for disallowance of operating expenses on several of the applicable tax returns. The Company has analyzed the preliminary findings, engaged in preliminary discussions with the Mexico tax authorities and has recorded the appropriate tax reserves as of June 30, 2023. The Company will continue discussions with the Mexico authorities in 2023. Related to Canada, the Company is in ongoing discussions regarding the audit findings with the Canadian authorities and does not expect a material impact to income tax expense.
As of June 30, 2023, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the examinations by government authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised in the audits described above are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its positions, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.

12. Derivative Financial Instruments
Derivatives Designated As Hedges
Net Investment Hedges
The total notional amount of foreign currency denominated debt and cross-currency swaps designated as net investment hedges are as follows:

	As of June 30, 2023	As of December 31, 2022
	(In € millions)
Total	5,591	5,639
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
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Gross notional values of the foreign currency forwards and swaps not designated as hedges are as follows:

	As of June 30, 2023	As of December 31, 2022
	(In $ millions)
Total	1,715	1,314

Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended June 30,				Statement of Operations Classification
	2023	2022	2023	2022
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(7)	42	—	11	Cost of sales
Interest rate swaps	—	—	(2)	(2)	Interest expense
Foreign currency forwards	2	—	(1)	—	Cost of sales
Total	(5)	42	(3)	9

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 7)	(5)	93	—	—	N/A
Cross-currency swaps	(74)	25	—	—	N/A
Total	(79)	118	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(1)	(3)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	(1)	(3)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Six Months Ended June 30,				Statement of Operations Classification
	2023	2022	2023	2022
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(7)	59	1	11	Cost of sales
Interest rate swaps	—	—	(4)	(4)	Interest expense
Foreign currency forwards	4	—	(2)	—	Cost of sales
Total	(3)	59	(5)	7

Designated as Net Investment Hedges
Foreign currency denominated debt (Note 7)	(61)	121	—	—	N/A
Cross-currency swaps	(93)	27	—	—	N/A
Total	(154)	148	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	1	(4)	Foreign exchange gain (loss), net; Other income (expense), net
Total	—	—	1	(4)
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of June 30, 2023	As of December 31, 2022
	(In $ millions)
Derivative Assets
Gross amount recognized	156	169
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	156	169
Gross amount not offset in the consolidated balance sheets	17	16
Net amount	139	153

	As of June 30, 2023	As of December 31, 2022
	(In $ millions)
Derivative Liabilities
Gross amount recognized	279	189
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	279	189
Gross amount not offset in the consolidated balance sheets	17	16
Net amount	262	173
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

	Fair Value Measurement
	Significant Other Observable Inputs (Level 2)	Balance Sheet Classification
	(In $ millions)
As of June 30, 2023
Derivatives Designated as Cash Flow Hedges
Commodity swaps	6	Current Other assets
Commodity swaps	34	Noncurrent Other assets
Foreign currency forwards and swaps	4	Current Other assets
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	101	Current Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	11	Current Other assets
Total assets	156
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	(60)	Current Other liabilities
Cross-currency swaps	(207)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	(4)	Current Other liabilities
Foreign currency forwards and swaps	(8)	Noncurrent Other liabilities
Total liabilities	(279)

	Fair Value Measurement
	Significant Other Observable Inputs (Level 2)	Balance Sheet Classification
	(In $ millions)
As of December 31, 2022
Derivatives Designated as Cash Flow Hedges
Commodity swaps	9	Current Other assets
Commodity swaps	39	Noncurrent Other assets
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	99	Current Other assets
Cross-currency swaps	13	Noncurrent Other assets
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	9	Current Other assets
Total assets	169
Derivatives Designated as Cash Flow Hedges
Commodity swaps	(2)	Current Other liabilities
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	(58)	Current Other liabilities
Cross-currency swaps	(126)	Noncurrent Other liabilities
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	(3)	Current Other liabilities
Total liabilities	(189)

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of June 30, 2023
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	21	21	—	21
Long-term debt, including current installments of long-term debt	14,003	13,650	157	13,807
As of December 31, 2022
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	22	23	—	23
Long-term debt, including current installments of long-term debt	13,953	13,247	172	13,419
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
As of June 30, 2023, and December 31, 2022, the fair values of cash and cash equivalents, receivables, marketable securities, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of June 30, 2023 are $110 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $116 million as of June 30, 2023. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of June 30, 2023, the Company had unconditional purchase obligations of $4.1 billion, of which $355 million will be paid in 2023, $665 million in 2024, $558 million in 2025, $436 million in 2026, $355 million in 2027 and the balance thereafter through 2042.
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

15. Segment Information

	Engineered Materials	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended June 30, 2023
Net sales	1,585	1,233	—	(23)	(1)	2,795
Other (charges) gains, net (Note 18)	(8)	—	(2)	—		(10)
Operating profit (loss)	158	295	(118)	—		335
Equity in net earnings (loss) of affiliates	18	2	3	—		23
Depreciation and amortization	112	54	6	—		172
Capital expenditures	58	67	27	—		152	(2)
	Three Months Ended June 30, 2022
Net sales	948	1,559	—	(21)	(1)	2,486
Other (charges) gains, net (Note 18)	1	—	—	—		1
Operating profit (loss)	166	428	(111)	—		483
Equity in net earnings (loss) of affiliates	53	3	4	—		60
Depreciation and amortization	45	52	6	—		103
Capital expenditures	35	87	10	—		132	(2)
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes an increase in accrued capital expenditures of $7 million and $8 million for the three months ended June 30, 2023 and 2022, respectively.

	Engineered Materials	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Six Months Ended June 30, 2023
Net sales	3,215	2,483	—	(50)	(1)	5,648
Other (charges) gains, net (Note 18)	(29)	(1)	(3)	—		(33)
Operating profit (loss)	270	573	(257)	—		586
Equity in net earnings (loss) of affiliates	29	3	6	—		38
Depreciation and amortization	224	108	12	—		344
Capital expenditures	103	118	39	—		260	(2)
	As of June 30, 2023
Goodwill and intangible assets, net	10,646	424	—	—		11,070
Total assets	18,146	5,589	1,914	—		25,649
	Six Months Ended June 30, 2022
Net sales	1,858	3,211	—	(45)	(1)	5,024
Operating profit (loss)	290	931	(207)	—		1,014
Equity in net earnings (loss) of affiliates	102	7	7	—		116
Depreciation and amortization	91	108	10	—		209
Capital expenditures	65	157	24	—		246	(2)
	As of December 31, 2022
Goodwill and intangible assets, net	10,826	421	—	—		11,247
Total assets	20,611	5,471	190	—		26,272
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes a decrease in accrued capital expenditures of $49 million and $15 million for the six months ended June 30, 2023 and 2022, respectively.

16. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of June 30, 2023, the Company had $1.3 billion of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $272 million of its remaining performance obligations as Net sales in 2023, $481 million in 2024, $324 million in 2025 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Current and Noncurrent Other liabilities in the unaudited consolidated balance sheets.
The Company does not have any material contract assets as of June 30, 2023.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In $ millions)
Engineered Materials
North America	471	284	950	573
Europe and Africa	519	380	1,079	757
Asia-Pacific	554	256	1,102	477
South America	41	28	84	51
Total	1,585	948	3,215	1,858

Acetyl Chain
North America	361	451	726	876
Europe and Africa	437	545	897	1,137
Asia-Pacific	379	510	746	1,071
South America	33	32	64	82
Total(1)	1,210	1,538	2,433	3,166
______________________________
(1)Excludes intersegment sales of $23 million and $21 million for the three months ended June 30, 2023 and 2022, respectively. Excludes intersegment sales of $50 million and $45 million for the six months ended June 30, 2023 and 2022, respectively.

17. Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	219	440	313	942
Earnings (loss) from discontinued operations	1	(6)	(2)	(6)
Net earnings (loss)	220	434	311	936

Weighted average shares - basic	108,886,678	108,392,155	108,761,071	108,289,603
Incremental shares attributable to equity awards(1)	419,653	731,194	520,293	868,452
Weighted average shares - diluted	109,306,331	109,123,349	109,281,364	109,158,055
______________________________
(1)Excludes options to purchase 242,421 and 0 shares of Common Stock for the three months ended June 30, 2023 and 2022, respectively, and 164,739 and 0 shares of Common Stock for the six months ended June 30, 2023 and 2022, respectively, as their effect would have been antidilutive. Excludes 102,773 and 107,287 equity award shares for the three months ended June 30, 2023 and 2022, respectively, and 46,008 and 82,887 equity award shares for the six months ended June 30, 2023 and 2022, respectively, as their effect would have been antidilutive.
18. Other (Charges) Gains, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In $ millions)
Restructuring(1)	(10)	1	(33)	—
Total	(10)	1	(33)	—
______________________________
(1)Includes employee termination benefits primarily related to Company-wide business optimization projects during the three and six months ended June 30, 2023.
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2022	4	1	1	6
Additions	29	1	3	33
Cash payments	(14)	(1)	(3)	(18)
As of June 30, 2023	19	1	1	21

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
Results of Operations
Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	2,795	2,486	309	5,648	5,024	624
Gross profit	686	705	(19)	1,317	1,450	(133)
Selling, general and administrative ("SG&A") expenses	(274)	(197)	(77)	(559)	(371)	(188)
Other (charges) gains, net	(10)	1	(11)	(33)	—	(33)
Operating profit (loss)	335	483	(148)	586	1,014	(428)
Equity in net earnings (loss) of affiliates	23	60	(37)	38	116	(78)
Non-operating pension and other postretirement employee benefit (expense) income	(2)	25	(27)	(1)	49	(50)
Interest expense	(182)	(48)	(134)	(364)	(83)	(281)
Interest income	7	1	6	15	2	13
Dividend income - equity investments	31	36	(5)	65	73	(8)
Earnings (loss) from continuing operations before tax	216	554	(338)	337	1,170	(833)
Earnings (loss) from continuing operations	220	442	(222)	316	946	(630)
Earnings (loss) from discontinued operations	1	(6)	7	(2)	(6)	4
Net earnings (loss)	221	436	(215)	314	940	(626)
Net earnings (loss) attributable to Celanese Corporation	220	434	(214)	311	936	(625)
Other Data
Depreciation and amortization	172	103	69	344	209	135
SG&A expenses as a percentage of Net sales	9.8%	7.9%		9.9%	7.4%
Operating margin(1)	12.0%	19.4%		10.4%	20.2%
Other (charges) gains, net
Restructuring	(10)	1	(11)	(33)	—	(33)
Total Other (charges) gains, net	(10)	1	(11)	(33)	—	(33)
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of June 30, 2023	As of December 31, 2022
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,296	1,508

Short-term borrowings and current installments of long-term debt - third party and affiliates	1,507	1,306
Long-term debt, net of unamortized deferred financing costs	12,889	13,373
Total debt	14,396	14,679
Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	75	(8)	—	67
Acetyl Chain	(2)	(19)	—	(21)
Total Company	27	(15)	—	12
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	77	(2)	(2)	73
Acetyl Chain	(5)	(17)	(1)	(23)
Total Company	26	(12)	(2)	12

Consolidated Results
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Net sales increased $309 million, or 12%, for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•higher volume in our Engineered Materials segment, primarily related to the M&M Acquisition and the KEPCO restructuring (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
partially offset by:
•lower pricing, primarily driven by our Acetyl Chain segment due to weaker economic conditions particularly in Asia, as well our Engineered Materials segment due to decreased energy surcharges, an unfavorable product mix, primarily in Asia and reduced pricing due to market considerations; and
•lower volume in our Acetyl Chain segment, primarily due to decreased demand in Europe.
Operating profit decreased $148 million, or 31%, for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•higher raw material costs and spending in our Engineered Materials segment as a result of the M&M Acquisition;
•lower Net sales in our Acetyl Chain segment; and
•an unfavorable impact of $11 million to Other (charges) gains, net related to Company-wide business optimization projects in the current year (see Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information);
partially offset by:
•higher Net sales in our Engineered Materials segment; and
•lower raw material and sourcing costs in our Acetyl Chain segment, primarily for ethylene, methanol and acid.
Non-operating pension and other postretirement employee benefit (expense) income decreased $27 million, or 108%, for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•higher interest cost and lower expected return on plan assets.
Equity in net earnings (loss) of affiliates decreased $37 million for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•losses from our DuPont Teijin Films strategic affiliates due to restructuring; and
•a decrease in equity investment in earnings of $4 million as a result of our KEPCO strategic affiliate restructuring.
Our effective income tax rate for the three months ended June 30, 2023 was (2)% compared to 20% for the same period in 2022. The lower effective income tax rate was primarily due to decreased earnings in high taxed jurisdictions related to current demand conditions and a decrease in valuation allowances on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period (see Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information).

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net sales increased $624 million, or 12%, for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•higher volume in our Engineered Materials segment, primarily related to the M&M Acquisition and the KEPCO restructuring (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
partially offset by:
•lower pricing, primarily in our Engineered Materials segment due to decreased energy surcharges and an unfavorable product mix in Asia and our Acetyl Chain segment due to weaker economic conditions particularly in Asia;
•lower volume in our Acetyl Chain segment, primarily due to decreased demand in Europe; and
•unfavorable currency impacts, primarily resulting from weaker CNY and euro relative to the U.S. dollar.
Operating profit decreased $428 million, or 42%, for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•higher raw material costs and spending in our Engineered Materials segment as a result of the M&M Acquisition;
•lower Net sales in our Acetyl Chain segment; and
•an unfavorable impact of $33 million to Other (charges) gains, net related to Company-wide business optimization projects in the current year (see Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information);
partially offset by:
•higher Net sales in our Engineered Materials segment; and
•lower raw material and sourcing costs in our Acetyl Chain segment, primarily for ethylene, methanol and acid.
Non-operating pension and other postretirement employee benefit (expense) income decreased $50 million, or 102%, for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•higher interest cost and lower expected return on plan assets.
Equity in net earnings (loss) of affiliates decreased $78 million for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•losses from our DuPont Teijin Films strategic affiliates due to restructuring; and
•a decrease in equity investment in earnings of $19 million as a result of our KEPCO strategic affiliate restructuring.
Our effective income tax rate for the six months ended June 30, 2023 was 6% compared to 19% for the same period in 2022. The lower effective income tax rate was primarily due to decreased earnings in high taxed jurisdictions related to current demand conditions. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

Business Segments
Engineered Materials

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2023	2022			2023	2022
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,585	948	637	67.2%	3,215	1,858	1,357	73.0%
Net Sales Variance
Volume	75%				77%
Price	(8)%				(2)%
Currency	—%				(2)%
Other	—%				—%
Other (charges) gains, net	(8)	1	(9)	(900.0)%	(29)	—	(29)	(100.0)%
Operating profit (loss)	158	166	(8)	(4.8)%	270	290	(20)	(6.9)%
Operating margin	10.0%	17.5%			8.4%	15.6%
Equity in net earnings (loss) of affiliates	18	53	(35)	(66.0)%	29	102	(73)	(71.6)%
Depreciation and amortization	112	45	67	148.9%	224	91	133	146.2%
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
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Net sales increased for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•higher volume, primarily related to the M&M Acquisition and the KEPCO restructuring (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
partially offset by:
•lower pricing for most of our products, primarily due to decreased energy surcharges, an unfavorable product mix, primarily in Asia, and reduced pricing due to market considerations.
Operating profit decreased for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•higher raw material costs as a result of the M&M Acquisition;
•higher spending of $187 million as a result of the M&M Acquisition; and
•an unfavorable impact of $9 million to Other (charges) gains, net related to Company-wide business optimization projects in the current year (see Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information);

largely offset by:
•higher Net sales.
Equity in net earnings (loss) of affiliates decreased for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•losses from our DuPont Teijin Films strategic affiliates due to restructuring; and
•a decrease in equity investment in earnings of $4 million as a result of our KEPCO strategic affiliate restructuring.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net sales increased for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•higher volume, primarily related to the M&M Acquisition and the KEPCO restructuring (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
partially offset by:
•lower pricing for most of our products, primarily due to decreased energy surcharges and an unfavorable product mix, primarily in Asia; and
•an unfavorable currency impact resulting from a weaker CNY and euro relative to the U.S. dollar.
Operating profit decreased for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•higher raw material costs as a result of the M&M Acquisition;
•higher spending of $374 million as a result of the M&M Acquisition; and
•an unfavorable impact of $29 million to Other (charges) gains, net related to Company-wide business optimization projects in the current year (see Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information);
largely offset by:
•higher Net sales.
Equity in net earnings (loss) of affiliates decreased for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•losses from our DuPont Teijin Films strategic affiliates due to restructuring; and
•a decrease in equity investment in earnings of $19 million as a result of our KEPCO strategic affiliate restructuring.

Acetyl Chain

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2023	2022			2023	2022
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,233	1,559	(326)	(20.9)%	2,483	3,211	(728)	(22.7)%
Net Sales Variance
Volume	(2)%				(5)%
Price	(19)%				(17)%
Currency	—%				(1)%
Other	—%				—%
Operating profit (loss)	295	428	(133)	(31.1)%	573	931	(358)	(38.5)%
Operating margin	23.9%	27.5%			23.1%	29.0%
Dividend income - equity investments	30	36	(6)	(16.7)%	63	72	(9)	(12.5)%
Depreciation and amortization	54	52	2	3.8%	108	108	—	—%
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
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Net sales decreased for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•lower pricing for most of our products, primarily vinyl acetate monomer ("VAM") and acid, due to weaker economic conditions particularly in Asia, partially offset by higher pricing for acetate tow; and
•lower volume for most of our products due to decreased demand, primarily in Europe.
Operating profit decreased for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•lower Net sales;
partially offset by:
•lower raw material and sourcing costs, primarily for ethylene, methanol and acid.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net sales decreased for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•lower pricing for most of our products, primarily VAM and acid, due to weaker economic conditions particularly in Asia, partially offset by higher pricing for acetate tow;
•lower volume for most of our products due to decreased demand, primarily in Europe; and
•an unfavorable currency impact, primarily resulting from a weaker CNY relative to the U.S. dollar.

Operating profit decreased for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•lower Net sales;
partially offset by:
•lower raw material and sourcing costs, primarily for ethylene, methanol and acid.
Other Activities

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2023	2022			2023	2022
	(unaudited)
	(In $ millions, except percentages)
Operating profit (loss)	(118)	(111)	(7)	(6.3)%	(257)	(207)	(50)	(24.2)%
Non-operating pension and other postretirement employee benefit (expense) income	(2)	25	(27)	(108.0)%	(1)	49	(50)	(102.0)%
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
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Operating loss increased for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•higher project and functional spending of $21 million, primarily related to the M&M Acquisition;
partially offset by:
•a favorable currency impact of $16 million.
Non-operating pension and other postretirement employee benefit (expense) income decreased for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•higher interest cost and lower expected return on plan assets.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Operating loss increased for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•higher project and functional spending of $65 million, primarily related to the M&M Acquisition;
partially offset by:
•a favorable currency impact of $23 million.
Non-operating pension and other postretirement employee benefit (expense) income decreased for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•higher interest cost and lower expected return on plan assets.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior U.S. unsecured revolving credit facility and our China Revolving Credit Facility (defined below). As of June 30, 2023, we have $1.75 billion available for borrowing under our senior U.S. unsecured revolving credit facility, and $34 million available for borrowing under our separate China Revolving Credit Facility, if required, in meeting our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $1.3 billion as of June 30, 2023. We are actively managing our business to maintain and improve cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
On June 22, 2023, we announced the signing of a definitive agreement to form a food ingredients joint venture with Mitsui & Co., Ltd. ("Mitsui") under the name Nutrinova. Pursuant to the agreement, we will contribute receivables, inventory, property, plant and equipment, certain intangible assets, other assets, other liabilities, technology and employees of our food ingredients business while retaining a 30% stake in the joint venture. Mitsui will acquire the remaining 70% stake at a purchase price of $473 million. We expect to close the transaction in the second half of 2023, pending regulatory approvals. For further information regarding the food ingredients joint venture, see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements.
In November 2022, we acquired a majority of the M&M Business for a purchase price of $11.0 billion, subject to transaction adjustments, in an all-cash transaction. For further information regarding the acquisition, see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements.
Our incurrence of debt to finance the purchase price for the M&M Acquisition has increased our leverage and our ratio of indebtedness to consolidated EBITDA as set forth in our senior unsecured credit facilities. We believe that cash flows from our operations, together with cash generation, synergy opportunities from the M&M Acquisition and cost reduction initiatives, will support our deleveraging efforts over the next few years. In furtherance of these deleveraging efforts, we have paused our share repurchase program and are in the process of evaluating additional cash generation opportunities which may also include, in addition to the food ingredients joint venture described above, additional opportunistic dispositions or monetization of other product or business lines or other assets. We are committed to rapid deleveraging and to maintaining our investment grade debt rating.
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
We continue to prioritize those projects expected to drive productivity in the near term and expect capital expenditures to be approximately $500 million in 2023, primarily associated with certain investments in growth opportunities and productivity improvements. In Engineered Materials, at our Nanjing, China facility, our expansions of (1) the compounding plant is in construction and (2) the new liquid crystal polymer ("LCP") plant is in detailed engineering design. Our energy optimization productivity project at our polyoxymethylene ("POM") unit in Frankfurt, Germany is in detailed engineering design. In the Acetyl Chain, our planned expansion of our acetic acid unit at Clear Lake, Texas is on track to be commissioned in the fourth quarter of 2024. The other major projects that support the Acetyl Chain are in various stages of construction and on schedule, which include our planned expansions of (1) our vinyl acetate ethylene ("VAE") emulsions units in Nanjing, China, (2) our VAE emulsion plant in Frankfurt, Germany, and (3) the sustainable production of methanol ("MeOH") at our Fairway joint venture MeOH unit in Clear Lake, Texas using captured carbon dioxide as feedstock. The expansion of our vinyl acetate monomer ("VAM") plant in Bay City, Texas is on temporary hold. We continue to see the incremental capacity from investments made in recent years strengthen our manufacturing network reliability to best serve our customers.
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
We are subject to capital controls and exchange restrictions imposed by the local governments in certain jurisdictions where we operate, such as China, South Korea, India and Indonesia. Capital controls impose limitations on our ability to exchange currencies, repatriate earnings or capital, lend via intercompany loans or create cross-border cash pooling arrangements. Our largest exposure to a country with capital controls is in China. Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the Chinese government imposes certain currency exchange controls on cash transfers out of China, puts certain limitations on duration, purpose and amount of intercompany loans, and restricts cross-border cash pooling. While it is possible that future tightening of these restrictions or application of new similar restrictions could impact us, these limitations do not currently restrict our operations.
We remain in compliance with the covenants in the Global Credit Agreements (defined below, and as amended to date) and expect to remain in compliance based on our current expectation of future results of operations and planned cash generation activities. If the actual future results of our operations and cash generation activities differ materially from these expectations, we may be required to seek an amendment to or waiver of any impacted covenants, which may increase our borrowing costs under the Global Credit Agreements.
Cash Flows
Cash and cash equivalents decreased $212 million to $1.3 billion as of June 30, 2023 compared to December 31, 2022. As of June 30, 2023, $1.0 billion of the $1.3 billion of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a prior year charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible over a period of time without additional material tax consequences, if needed in the U.S., to fund operations.
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $145 million to $666 million for the six months ended June 30, 2023 compared to net cash provided by operating activities of $811 million for the same period in 2022, primarily due to:
•lower earnings performance; and
•an increase in cash interest paid of $272 million;
partially offset by:
•favorable trade working capital of $297 million, primarily due to the timing of collections of trade receivables, inventory reduction due to lower volume, lower raw materials costs and cost of inventory, and settlement of trade payables during the six months ended June 30, 2023; and
•cash receipts of non-trade receivables of $91 million, primarily related to receivable balances arising from the M&M Acquisition and transition activities.
•Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $56 million to $341 million for the six months ended June 30, 2023 compared to net cash used in investing activities of $285 million for the same period in 2022; primarily due to:
•an increase of $48 million in capital expenditures during the six months ended June 30, 2023.
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $262 million to $516 million for the six months ended June 30, 2023 compared to net cash used in financing activities of $254 million for the same period in 2022, primarily due to:
•an increase in net payments on short-term debt of $340 million, primarily as a result of payment on our March 2022 U.S. Term Loan Credit Agreement (defined below) and revolving credit facilities partially offset by borrowings on our revolving credit facilities and China Working Capital Term Loan Agreement (defined below);
partially offset by:
•a payment of $63 million during the six months ended June 30, 2022 for fees related to a bridge facility commitment letter with Bank of America, N.A. ("Bank of America") pursuant to which Bank of America had committed to provide, subject to the terms and conditions set forth therein, a 364-day $11.0 billion senior unsecured bridge term loan facility (the "Bridge Facility"), which did not recur in the current year; and
•a decrease in share repurchases of our Common Stock of $17 million during the six months ended June 30, 2023.
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
On January 4, 2023, Celanese (Shanghai) International Trading Co., Ltd ("CSIT"), a fully consolidated subsidiary, entered into a restatement of an existing credit facility agreement (the "China Revolving Credit Agreement") to upsize and modify the facility thereunder to consist of an aggregate CNY1.75 billion uncommitted senior unsecured revolving credit facility available under two tranches (with overdraft, bank guarantee and documentary credit sublimits) (the "China Revolving Credit Facility"). Obligations bear interest at certain fixed and floating rates. The China Revolving Credit Agreement is guaranteed by Celanese U.S.
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
Accounts Receivable Purchasing Facility
On June 1, 2023, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $663 million and $1.1 billion of accounts receivable under this agreement for the six months ended June 30, 2023 and year ended December 31, 2022, respectively, and collected $565 million and $1.1 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $86 million were pledged by the SPE as collateral to the Purchasers as of June 30, 2023.
Factoring and Discounting Agreements
We have factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. We de-recognized $196 million and $320 million of accounts receivable under these factoring agreements for the six months ended June 30, 2023 and year ended December 31, 2022, respectively, and collected $189 million and $325 million of accounts receivable sold under these factoring agreements during the same periods.

Covenants
We are in compliance with the covenants in our material financing arrangements as of June 30, 2023.
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
The Parent Guarantor and the Subsidiary Guarantors have guaranteed the Senior Notes on a full and unconditional, joint and several, senior unsecured basis. The guarantees are subject to certain customary release provisions, including that a Subsidiary Guarantor will be released from its respective guarantee in specified circumstances, including (i) the sale or transfer of all of its assets or capital stock; (ii) its merger or consolidation with, or transfer of all or substantially all of its assets to, another person; or (iii) its ceasing to be a majority-owned subsidiary of the Issuer in connection with any sale of its capital stock or other transaction. Additionally, a Subsidiary Guarantor will be released from its guarantee of the Senior Notes at such time that it ceases to guarantee the Issuer's obligations under the U.S. Credit Agreements (subject to the satisfaction of customary document delivery requirements). The obligations of the Subsidiary Guarantors under their guarantees are limited as necessary to prevent such guarantees from constituting a fraudulent conveyance or fraudulent transfer under applicable law.
The Parent Guarantor and the Issuer are holding companies that conduct substantially all of their operations through their subsidiaries, which own substantially all of our consolidated assets. The Parent Guarantor has no material assets other than the stock of its immediate 100% owned subsidiary, the Issuer. The principal source of cash to pay the Parent Guarantor's and the Issuer's obligations, including obligations under the Senior Notes and the guarantee of the Issuer's obligations under the U.S. Credit Agreements, is the cash that our subsidiaries generate from their operations. Each of the Subsidiary Guarantors and our non-guarantor subsidiaries is a distinct legal entity and, under certain circumstances, applicable country or state laws, regulatory limitations and terms of other debt instruments may limit our subsidiaries' ability to distribute cash to the Issuer and the Parent Guarantor.
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

Six Months Ended June 30, 2023
(In $ millions)
(unaudited)
Net sales to third parties	944
Net sales to non-guarantor subsidiaries	559
Total net sales	1,503
Gross profit	318
Earnings (loss) from continuing operations	1,187
Net earnings (loss)	1,185
Net earnings (loss) attributable to the Obligor Group	1,185

	As of June 30, 2023	As of December 31, 2022
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	643	754
Other current assets	1,675	1,588
Total current assets	2,318	2,342
Goodwill	528	567
Other noncurrent assets	2,745	2,718
Total noncurrent assets	3,273	3,285
Current liabilities due to non-guarantor subsidiaries	1,768	2,100
Current liabilities due to affiliates	1	2
Other current liabilities	2,030	2,201
Total current liabilities	3,799	4,303
Noncurrent liabilities due to non-guarantor subsidiaries	3,383	3,400
Other noncurrent liabilities	13,404	13,842
Total noncurrent liabilities	16,787	17,242
Share Capital
We declared a quarterly cash dividend of $0.70 per share on our Common Stock on July 19, 2023, amounting to $76 million.
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
Tax Return Audits
Our tax returns are under joint audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). In addition, our income tax returns in Mexico are under audit for the year 2018, and in Canada for the years 2016 through 2018. As of June 30, 2023, we believe that an adequate provision for income taxes has been made for all open tax years related to the examinations by government authorities. We are in ongoing discussions regarding the audit findings with the Canadian authorities and do not expect a material impact to income tax expense. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the government authorities are resolved in a manner inconsistent with our expectations or we are unsuccessful in defending its positions, we could be required to adjust our provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Environment
We continued to experience destocking in addition to volatile underlying demand conditions across several end-markets. We continue to closely monitor the impact of, and responses to, geopolitical effects on demand conditions and the supply chain. Demand conditions and moderating raw materials costs resulted in elevated industry competitive dynamics and pricing pressure across many end-markets. Average prices of raw materials and energy feedstocks, particularly natural gas, which is a significant input for our manufacturing operations, have continued to moderate. We expect demand and destocking challenges to persist, to put pressure on pricing partially offset by improvement in input costs across the year.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2023, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any Common Stock during the three months ended June 30, 2023. As of June 30, 2023, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008, with approximately $1.1 billion value of shares remaining that may be purchased under the program. See Note 10 - Shareholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(c) Trading Plans
During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans or "non-Rule 10b5-1 trading arrangements" as defined in Item 408 of Regulation S-K.

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

10.1‡
Celanese Corporation Amended and Restated 2018 Global Incentive Plan, dated as of April 20, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 25, 2023).

10.2*‡	Form of 2023 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors).

10.3*‡	Settlement Agreement, dated February 13, 2023, between Celanese Corporation and John Fotheringham.

22.1	List of Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Annual Report on Form 10-K filed with the SEC on February 24, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL.

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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Lori J. Ryerkerk
Chair of the Board of Directors,
Chief Executive Officer and President

	Date:	August 8, 2023

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
Executive Vice President and
Chief Financial Officer

	Date:	August 8, 2023