Form 10-Q
period 2023-09-30
Celanese Corp
filed 2023-11-08
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2023
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
Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, as of November 3, 2023 was 108,855,167.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended September 30, 2023

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In $ millions, except share and per share data)
Net sales	2,723	2,301	8,371	7,325
Cost of sales	(2,050)	(1,755)	(6,381)	(5,329)
Gross profit	673	546	1,990	1,996
Selling, general and administrative expenses	(244)	(184)	(803)	(555)
Amortization of intangible assets	(41)	(10)	(124)	(32)
Research and development expenses	(32)	(25)	(114)	(75)
Other (charges) gains, net	(17)	(15)	(50)	(15)
Foreign exchange gain (loss), net	—	(2)	21	(4)
Gain (loss) on disposition of businesses and assets, net	503	(2)	508	7
Operating profit (loss)	842	308	1,428	1,322
Equity in net earnings (loss) of affiliates	12	73	50	189
Non-operating pension and other postretirement employee benefit (expense) income	(1)	25	(2)	74
Interest expense	(178)	(154)	(542)	(237)
Refinancing expense	(7)	—	(7)	—
Interest income	12	34	27	36
Dividend income - equity investments	30	30	95	103
Other income (expense), net	4	5	2	4
Earnings (loss) from continuing operations before tax	714	321	1,051	1,491
Income tax (provision) benefit	236	(127)	215	(351)
Earnings (loss) from continuing operations	950	194	1,266	1,140
Earnings (loss) from operation of discontinued operations	(1)	—	(4)	(8)
Income tax (provision) benefit from discontinued operations	—	(1)	1	1
Earnings (loss) from discontinued operations	(1)	(1)	(3)	(7)
Net earnings (loss)	949	193	1,263	1,133
Net (earnings) loss attributable to noncontrolling interests	2	(2)	(1)	(6)
Net earnings (loss) attributable to Celanese Corporation	951	191	1,262	1,127
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	952	192	1,265	1,134
Earnings (loss) from discontinued operations	(1)	(1)	(3)	(7)
Net earnings (loss)	951	191	1,262	1,127
Earnings (loss) per common share - basic
Continuing operations	8.74	1.77	11.63	10.47
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.07)
Net earnings (loss) - basic	8.73	1.76	11.60	10.40
Earnings (loss) per common share - diluted
Continuing operations	8.70	1.76	11.57	10.39
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.07)
Net earnings (loss) - diluted	8.69	1.75	11.54	10.32
Weighted average shares - basic	108,918,986	108,428,982	108,814,288	108,336,574
Weighted average shares - diluted	109,439,486	109,065,970	109,338,040	109,158,832

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In $ millions)
Net earnings (loss)	949	193	1,263	1,133
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	7	(49)	(181)	(201)
Gain (loss) on derivative hedges	(17)	(11)	(13)	30
Pension and postretirement benefits	(1)	—	(1)	2
Total other comprehensive income (loss), net of tax	(11)	(60)	(195)	(169)
Total comprehensive income (loss), net of tax	938	133	1,068	964
Comprehensive (income) loss attributable to noncontrolling interests	2	(2)	(1)	(6)
Comprehensive income (loss) attributable to Celanese Corporation	940	131	1,067	958

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2023	As of December 31, 2022
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	1,357	1,508
Trade receivables - third party and affiliates	1,339	1,379
Non-trade receivables, net	570	675
Inventories	2,337	2,808
Other assets	284	241
Total current assets	5,887	6,611
Investments in affiliates	1,245	1,062
Property, plant and equipment (net of accumulated depreciation - 2023: $3,881; 2022: $3,687)	5,467	5,584
Operating lease right-of-use assets	395	413
Deferred income taxes	1,074	808
Other assets	535	547
Goodwill	6,991	7,142
Intangible assets, net	3,944	4,105
Total assets	25,538	26,272
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,408	1,306
Trade payables - third party and affiliates	1,263	1,518
Other liabilities	927	1,201
Income taxes payable	18	43
Total current liabilities	3,616	4,068
Long-term debt, net of unamortized deferred financing costs	12,291	13,373
Deferred income taxes	1,223	1,242
Uncertain tax positions	276	322
Benefit obligations	396	411
Operating lease liabilities	334	364
Other liabilities	453	387
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2023 and 2022: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2023: 170,465,439 issued and 108,854,038 outstanding; 2022: 170,135,425 issued and 108,473,932 outstanding)	—	—
Treasury stock, at cost (2023: 61,611,401 shares; 2022: 61,661,493 shares)	(5,490)	(5,491)
Additional paid-in capital	386	372
Retained earnings	12,308	11,274
Accumulated other comprehensive income (loss), net	(713)	(518)
Total Celanese Corporation shareholders' equity	6,491	5,637
Noncontrolling interests	458	468
Total equity	6,949	6,105
Total liabilities and equity	25,538	26,272

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended September 30,
	2023		2022
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	108,847,435	—	108,346,035	—
Stock awards	6,603	—	40,704	—
Balance as of the end of the period	108,854,038	—	108,386,739	—
Treasury Stock
Balance as of the beginning of the period	61,611,401	(5,490)	61,704,046	(5,492)
Issuance of treasury stock under stock plans	—	—	—	—
Balance as of the end of the period	61,611,401	(5,490)	61,704,046	(5,492)
Additional Paid-In Capital
Balance as of the beginning of the period		383		344
Stock-based compensation, net of tax		3		12
Balance as of the end of the period		386		356
Retained Earnings
Balance as of the beginning of the period		11,433		10,466
Net earnings (loss) attributable to Celanese Corporation		951		191
Common stock dividends		(76)		(73)
Balance as of the end of the period		12,308		10,584
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(702)		(438)
Other comprehensive income (loss), net of tax		(11)		(60)
Balance as of the end of the period		(713)		(498)
Total Celanese Corporation shareholders' equity		6,491		4,950
Noncontrolling Interests
Balance as of the beginning of the period		464		345
Net earnings (loss) attributable to noncontrolling interests		(2)		2
Distributions/dividends to noncontrolling interests		(4)		(3)
Balance as of the end of the period		458		344
Total equity		6,949		5,294

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	2023		2022
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	108,473,932	—	108,023,735	—
Stock awards	380,106	—	363,004	—
Balance as of the end of the period	108,854,038	—	108,386,739	—
Treasury Stock
Balance as of the beginning of the period	61,661,493	(5,491)	61,736,289	(5,492)
Issuance of treasury stock under stock plans	(50,092)	1	(32,243)	—
Balance as of the end of the period	61,611,401	(5,490)	61,704,046	(5,492)
Additional Paid-In Capital
Balance as of the beginning of the period		372		333
Stock-based compensation, net of tax		14		23
Balance as of the end of the period		386		356
Retained Earnings
Balance as of the beginning of the period		11,274		9,677
Net earnings (loss) attributable to Celanese Corporation		1,262		1,127
Common stock dividends		(228)		(220)
Balance as of the end of the period		12,308		10,584
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(518)		(329)
Other comprehensive income (loss), net of tax		(195)		(169)
Balance as of the end of the period		(713)		(498)
Total Celanese Corporation shareholders' equity		6,491		4,950
Noncontrolling Interests
Balance as of the beginning of the period		468		348
Net earnings (loss) attributable to noncontrolling interests		1		6
Distributions/dividends to noncontrolling interests		(11)		(10)
Balance as of the end of the period		458		344
Total equity		6,949		5,294

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
	(In $ millions)
Operating Activities
Net earnings (loss)	1,263	1,133
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	9	12
Depreciation, amortization and accretion	544	318
Pension and postretirement net periodic benefit cost	10	(63)
Pension and postretirement contributions	(37)	(34)
Deferred income taxes, net	(282)	14
(Gain) loss on disposition of businesses and assets, net	(498)	(6)
Stock-based compensation	36	47
Undistributed earnings in unconsolidated affiliates	20	(56)
Other, net	2	8
Operating cash provided by (used in) discontinued operations	(5)	(25)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(16)	(61)
Inventories	373	(321)
Other assets	219	26
Trade payables - third party and affiliates	(171)	97
Other liabilities	(398)	189
Net cash provided by (used in) operating activities	1,069	1,278
Investing Activities
Capital expenditures on property, plant and equipment	(440)	(400)
Acquisitions, net of cash acquired	52	(14)
Proceeds from sale of businesses and assets, net	480	16
Other, net	(58)	(30)
Net cash provided by (used in) investing activities	34	(428)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	(278)	(249)
Proceeds from short-term borrowings	452	—
Repayments of short-term borrowings	(603)	—
Proceeds from long-term debt	3,001	9,019
Repayments of long-term debt	(3,497)	(21)
Purchases of treasury stock, including related fees	—	(17)
Common stock dividends	(228)	(220)
Distributions to noncontrolling interests	(11)	(10)
Issuance cost of bridge facility	—	(63)
Other, net	(52)	(93)
Net cash provided by (used in) financing activities	(1,216)	8,346
Exchange rate effects on cash and cash equivalents	(38)	(61)
Net increase (decrease) in cash and cash equivalents	(151)	9,135
Cash and cash equivalents as of beginning of period	1,508	536
Cash and cash equivalents as of end of period	1,357	9,671

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire year.
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
3. Acquisitions, Dispositions and Plant Closures
Acquisitions
In November 2022, the Company acquired 100% ownership of entities and assets consisting of a majority of the Mobility & Materials business ("M&M") of DuPont de Nemours, Inc. ("DuPont") (the "M&M Acquisition") for a purchase price of $11.0 billion, subject to transaction adjustments, in an all-cash transaction. The Company acquired a global production network of 29 facilities, including compounding and polymerization, customer and supplier contracts and agreements, an intellectual property portfolio, including approximately 850 patents with associated technical and R&D assets, and approximately 5,000 employees across the manufacturing, technical and commercial organizations. This acquisition of M&M enhances the engineered materials product portfolio by adding new polymers, brands, product technology and backward integration in critical polymers, allowing the Company to accelerate growth in high-value applications including future mobility, connectivity and medical. The acquisition was accounted for as a business combination and the acquired operations are included in the Engineered Materials segment.
The Company preliminarily allocated the purchase price of the acquisition to identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation was based upon preliminary information and is subject to change if additional information about the facts and circumstances that existed at the acquisition date becomes available. The Company is in the ongoing process of conducting a valuation of the assets acquired and liabilities assumed related to the acquisition, including customer relationships, personal and real property and deferred taxes. The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill. During the measurement period to date, there were no adjustments that materially impacted the Company's goodwill initially recorded.
The following unaudited pro forma financial information presents the consolidated results of operations as if the M&M Acquisition had occurred at the beginning of 2022. M&M's pre-acquisition results have been added to the Company's historical results. The pro forma results contained in the table below include adjustments for (i) increased depreciation expense as a result of acquisition date fair value adjustments, (ii) amortization of acquired intangibles, (iii) interest expense and amortization of debt issuance costs of $57 million and $400 million related to borrowings under the U.S. Term Loan Facility (defined below) and the issuance of Acquisition Notes (defined below) as if these had taken place at the beginning of 2022 for the three and nine months ended September 30, 2022, respectively, and (iv) net total step up of inventory amortized to Cost of sales of $131 million for the nine months ended September 30, 2022. There was no net total step up of inventory amortized to Cost of sales for the three months ended September 30, 2022.
These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future operating results. The unaudited consolidated pro forma results are as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(In $ millions)
Proforma Net sales	3,141	9,965
Proforma Earnings (loss) from continuing operations before tax	163	760
Nutrinova Joint Venture
On September 27, 2023, the Company formed a food ingredients joint venture with Mitsui & Co., Ltd. ("Mitsui") under the name Nutrinova. The Company contributed receivables, inventory, property, plant and equipment, certain other assets, other liabilities, technology and employees of its food ingredients business while retaining a 30% interest in the joint venture. Mitsui acquired the remaining 70% interest in the food ingredients business for a purchase price of $503 million, subject to transaction adjustments. The Company is accounting for its interest in the joint venture as an equity method investment, and its portion of the results will continue to be included in the Engineered Materials segment. A gain on the transaction of $508 million is included in Gain (loss) on disposition of businesses and assets, net in the unaudited interim consolidated statements of operations for three and nine months ended September 30, 2023.
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
4. Inventories

	As of September 30, 2023	As of December 31, 2022
	(In $ millions)
Finished goods	1,573	1,820
Work-in-process	169	202
Raw materials and supplies	595	786
Total	2,337	2,808
5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2022	6,775	367	7,142
Acquisitions (Note 3)	(24)	—	(24)
Disposition(1)	(80)	—	(80)
Exchange rate changes	(45)	(2)	(47)
As of September 30, 2023(2)	6,626	365	6,991
______________________________
(1)Related to the formation of the Nutrinova joint venture (Note 3).
(2)There were no accumulated impairment losses as of September 30, 2023.
The Company assesses the recoverability of the carrying amount of its reporting unit goodwill either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2023 as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2022	42	2,455	601	55	3,153
Disposition(1)	—	(58)	—	—	(58)
Exchange rate changes	(2)	(23)	(10)	—	(35)
As of September 30, 2023	40	2,374	591	55	3,060
Accumulated Amortization
As of December 31, 2022	(39)	(567)	(50)	(40)	(696)
Amortization	—	(93)	(30)	(1)	(124)
Disposition(1)	—	58	—	—	58
Exchange rate changes	2	10	—	—	12
As of September 30, 2023	(37)	(592)	(80)	(41)	(750)
Net book value	3	1,782	511	14	2,310
______________________________
(1)Related to the formation of the Nutrinova joint venture (Note 3).
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2022	1,648
Disposition(1)	(14)
Exchange rate changes	—
As of September 30, 2023	1,634
______________________________
(1)Related to the formation of the Nutrinova joint venture (Note 3).
The Company assesses the recoverability of the carrying amount of its indefinite-lived intangible assets either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company did not record an impairment loss to indefinite-lived intangible assets during the nine months ended September 30, 2023 as the estimated fair value of each of the Company's indefinite-lived intangible assets exceeded the carrying value of the underlying assets by a substantial margin.
During the nine months ended September 30, 2023, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2024	161
2025	161
2026	160
2027	160
2028	160

6. Current Other Liabilities

	As of September 30, 2023	As of December 31, 2022
	(In $ millions)
Benefit obligations (Note 8)	25	25
Customer rebates	79	101
Derivatives (Note 12)	46	63
Interest (Note 7)	137	265
Legal (Note 14)	25	21
Operating leases	88	83
Restructuring (Note 18)	21	6
Salaries and benefits	149	151
Sales and use tax/foreign withholding tax payable	104	108
Investment in affiliates	91	79
Other(1)	162	299
Total	927	1,201
____________________________
(1)Includes $27 million and $166 million payable to DuPont related to the M&M Acquisition and transition activities as of September 30, 2023 and December 31, 2022, respectively.
7. Debt

	As of September 30, 2023	As of December 31, 2022
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	1,061	506
Short-term borrowings, including amounts due to affiliates(1)	142	500
Revolving credit facilities(2)	205	300
Total	1,408	1,306
______________________________
(1)The weighted average interest rate was 2.9% and 5.8% as of September 30, 2023 and December 31, 2022, respectively.
(2)The weighted average interest rate was 3.4% and 5.8% as of September 30, 2023 and December 31, 2022, respectively.

	As of September 30, 2023	As of December 31, 2022
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2023, interest rate of 1.125%	—	480
Senior unsecured notes due 2024, interest rate of 3.500%	473	499
Senior unsecured notes due 2024, interest rate of 5.900%	527	2,000
Senior unsecured notes due 2025, interest rate of 1.250%	318	320
Senior unsecured notes due 2025, interest rate of 6.050%	1,000	1,750
Senior unsecured term loan due 2025(1)	—	750
Senior unsecured notes due 2026, interest rate of 1.400%	400	400
Senior unsecured notes due 2026, interest rate of 4.777%	1,060	1,067
Senior unsecured notes due 2027, interest rate of 2.125%	528	531
Senior unsecured notes due 2027, interest rate of 6.165%	2,000	2,000
Senior unsecured term loan due 2027(1)	1,000	1,000
Senior unsecured notes due 2028, interest rate of 0.625%	529	533
Senior unsecured notes due 2028, interest rate of 6.350%	1,000	—
Senior unsecured notes due 2029, interest rate of 5.337%	529	533
Senior unsecured notes due 2029, interest rate of 6.330%	750	750
Senior unsecured notes due 2030, interest rate of 6.550%	999	—
Senior unsecured notes due 2032, interest rate of 6.379%	1,000	1,000
Senior unsecured notes due 2033, interest rate of 6.700%	1,000	—
Pollution control and industrial revenue bonds due at various dates through 2030(2)	163	164
Bank loans due at various dates through 2030(3)	5	4
Obligations under finance leases due at various dates through 2054	150	172
Subtotal	13,431	13,953
Unamortized deferred financing costs(4)	(79)	(74)
Current installments of long-term debt	(1,061)	(506)
Total	12,291	13,373
______________________________
(1)The interest rate was 6.930% and 5.934% as of September 30, 2023 and December 31, 2022, respectively.
(2)Interest rates range from 4.05% and 5.00%.
(3)The weighted average interest rate was 2.6% and 1.3% as of September 30, 2023 and December 31, 2022, respectively.
(4)Related to the Company's long-term debt, excluding obligations under finance leases.
Senior Credit Facilities
In March 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a term loan credit agreement (the "March 2022 U.S. Term Loan Credit Agreement"), pursuant to which lenders provided a tranche of delayed-draw term loans due 364 days from issuance in an amount equal to $500 million (the "364-day Term Loans") and a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion (the "5-year Term Loans"). In September 2022, Celanese, Celanese U.S. and certain subsidiaries entered into an additional term loan credit agreement (the "September 2022 U.S. Term Loan Credit Agreement" and, together with the March 2022 U.S. Term Loan Credit Agreement, the "U.S. Term Loan Credit Agreements"), pursuant to which lenders provided delayed-draw term loans due 3 years from issuance in an amount equal to $750 million (the "3-year Term Loans" and collectively with the 364-day Term Loans and the 5-year Term Loans, the "U.S. Term Loan Facility"). The U.S. Term Loan Facility was fully drawn during the three months ended December 31, 2022.
Also in March 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a new revolving credit agreement (the "U.S. Revolving Credit Agreement" and, together with the March 2022 U.S. Term Loan Credit Agreement, the "U.S. Credit Agreements") consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2027 (the "U.S. Revolving Credit Facility").

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
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facilities are as follows:

As of September 30, 2023
(In $ millions)
U.S. Revolving Credit Facility
Borrowings outstanding	—
Available for borrowing	1,750
China Revolving Credit Facility
Borrowings outstanding	205
Available for borrowing	35
Senior Notes
The Company has outstanding senior unsecured notes, issued in public offerings registered under the Securities Act of 1933, as amended (the "Securities Act") (collectively, the "Senior Notes"). The Senior Notes were issued by Celanese U.S. and are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors. Celanese U.S. may redeem some or all of each of the Senior Notes, prior to their respective maturity dates, at a redemption price of 100% of the principal amount, plus a "make-whole" premium as specified in the applicable indenture, plus accrued and unpaid interest, if any, to the redemption date.
In July 2022, Celanese U.S. completed an offering of $7.5 billion aggregate principal amount of notes of various maturities in a public offering registered under the Securities Act (the "Acquisition USD Notes"). In July 2022, Celanese U.S. completed an offering of €1.5 billion in aggregate principal amount of euro-denominated senior unsecured notes due in 2026 and 2029 in a public offering registered under the Securities Act (collectively, the "Acquisition Euro Notes" and together with the Acquisition USD Notes, the "Acquisition Notes"). Certain of the Acquisition Notes were issued at a discount to par, which is being amortized to Interest expense in the unaudited interim consolidated statements of operations over the terms of the applicable Acquisition Notes. Fees and expenses of the offering of the Acquisition Notes, inclusive of underwriting discounts, were $65 million.

On August 24, 2023, Celanese U.S. completed a public offering registered under the Securities Act of senior unsecured notes as follows (collectively, the "2023 Offering"):

Maturity Date	Aggregate Principal Amount Issued	Discount to Par	Interest Rate
	(In $ millions)
November 15, 2028	1,000	99.986%	6.350%
November 15, 2030	999	99.950%	6.550%
November 15, 2033	1,000	99.992%	6.700%
Deferred financing costs related to the 2023 Offering, including underwriting discounts, were $26 million for the three and nine months ended September 30, 2023 and are being amortized to Interest expense in the unaudited interim consolidated statements of operations over the terms of the applicable notes.
On August 25, 2023, Celanese U.S. completed a cash tender offer for $2.25 billion in aggregate principal amount (the "Tender Offer") as follows:

Maturity Date	Aggregate Principal Amount Tendered	Purchase price per $1,000 principal amount	Total Tender Offer Consideration	Accrued and Unpaid Interest
	(In $ millions)		(In $ millions)
June 30, 2024	1,473	$999.92	1,473	12
March 15, 2025	750	$1,002.85	752	20
April 30, 2024	27	$983.95	27	—
The net proceeds from the 2023 Offering were used (i) to fund the Tender Offer and (ii) for repayment of other outstanding indebtedness, including the payment in full of the 364-day Term Loans and the 3-year Term Loans.
Refinancing expense in the unaudited interim consolidated statements of operations includes fees and expenses related to the Tender Offer, including accelerated amortization of deferred financing costs associated with the principal amounts tendered, was $7 million for the three and nine months ended September 30, 2023.
Accounts Receivable Purchasing Facility
On June 1, 2023, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 18, 2025. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's unaudited consolidated balance sheet. The Company de-recognized $1.0 billion and $1.1 billion of accounts receivable under this agreement for the nine months ended September 30, 2023 and year ended December 31, 2022, respectively, and collected $977 million and $1.1 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $110 million were pledged by the SPE as collateral to the Purchasers as of September 30, 2023.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $305 million and $320 million of accounts receivable under these factoring agreements for the nine months ended September 30, 2023 and year ended December 31, 2022, respectively, and collected $294 million and $325 million of accounts receivable sold under these factoring agreements during the same periods.
Covenants
The Company's material financing arrangements contain customary covenants, such as events of default and change of control provisions, and in the case of the U.S. Credit Agreements the maintenance of certain financial ratios (subject to adjustment following certain qualifying acquisitions and dispositions, as set forth in the U.S. Credit Agreements, as amended). Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with the covenants in its material financing arrangements as of September 30, 2023.
8. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	2	—	3	1	8	—	10	1
Interest cost	32	1	17	—	98	2	50	1
Expected return on plan assets	(32)	—	(42)	—	(98)	—	(125)	—
Total	2	1	(22)	1	8	2	(65)	2
Benefit obligation funding is as follows:

	As of September 30, 2023	Total Expected 2023
	(In $ millions)
Cash contributions to defined benefit pension plans	20	27
Benefit payments to nonqualified pension plans	15	18
Benefit payments to other postretirement benefit plans	2	4
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefit plan balances recognized in the unaudited consolidated balance sheets consist of the following:

	As of September 30, 2023		As of December 31, 2022
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Noncurrent Other assets	167	—	160	—
Current Other liabilities	(21)	(3)	(21)	(3)
Benefit obligations	(357)	(35)	(372)	(35)
Net amount recognized	(211)	(38)	(233)	(38)

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
The components of environmental remediation liabilities are as follows:

	As of September 30, 2023	As of December 31, 2022
	(In $ millions)
Demerger obligations (Note 14)	17	20
Divestiture obligations (Note 14)	13	14
Active sites	19	21
U.S. Superfund sites	8	10
Other environmental remediation liabilities	2	2
Total	59	67
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
Other Environmental Matters
In April 2022, a methanol leak on a pipeline to the Company's Bishop, Texas facility was discovered. The release has been contained, the leak has been repaired and the pipeline has resumed operation. The Company promptly disclosed the incident to state and federal authorities, including the Texas Commission on Environmental Quality and the EPA, and remediation activities are now completed. While the Company has not received a notice of violation nor been assessed any fines or penalties to date, the Company recorded a reserve in Other current liabilities based on anticipated clean-up costs and possible penalties to state or federal authorities. The Company does not believe that resolution of this matter will have a material impact on its financial condition or results of operations.

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
The Company declared a quarterly cash dividend of $0.70 per share on its Common Stock on October 18, 2023, amounting to $76 million. The cash dividend will be paid on November 13, 2023 to holders of record as of October 30, 2023.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

Total From February 2008 Through September 30, 2023

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
The Company did not repurchase any Common Stock during the nine months ended September 30, 2023 or 2022.
Other Comprehensive Income (Loss), Net

	Three Months Ended September 30,
	2023			2022
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	34	(27)	7	3	(52)	(49)
Gain (loss) on derivative hedges	(21)	4	(17)	(15)	4	(11)
Pension and postretirement benefits gain (loss)	(1)	—	(1)	—	—	—
Total	12	(23)	(11)	(12)	(48)	(60)

	Nine Months Ended September 30,
	2023			2022
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(184)	3	(181)	(119)	(82)	(201)
Gain (loss) on derivative hedges	(18)	5	(13)	37	(7)	30
Pension and postretirement benefits gain (loss)	(2)	1	(1)	2	—	2
Total	(204)	9	(195)	(80)	(89)	(169)
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Derivative Hedges (Note 12)	Pension and Postretirement Benefits Gain (Loss) (Note 8)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2022	(488)	(22)	(8)	(518)
Other comprehensive income (loss) before reclassifications	(184)	20	(2)	(166)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(38)	—	(38)
Income tax (provision) benefit	3	5	1	9
As of September 30, 2023	(669)	(35)	(9)	(713)
11. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In percentages)
Effective income tax rate	(33)	40	(20)	24
The effective income tax rate for the three and nine months ended September 30, 2023 was lower compared to the same periods in 2022, primarily due to deferred tax benefits of $293 million from the relocation of certain intangible assets to align with the foreign operations acquired in the M&M Acquisition, differences in the tax and U.S. GAAP gain from the formation of the Nutrinova joint venture, decreased earnings in high taxed jurisdictions related to current demand conditions and a decrease in valuation allowances on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period.
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various final and proposed regulatory packages supplementing the TCJA provisions since 2018. There have been no material proposed or final regulatory packages during the three months ended September 30, 2023.
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
The Company's tax returns have been under joint audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). In September 2021, the Company received a draft joint audit report proposing adjustments to transfer pricing and the reallocation of income between the related jurisdictions. The Company and the Authorities were unable to reach an agreement jointly and therefore the audits continued on a separate jurisdictional basis. In the fourth quarter of 2022, the Company mutually concluded settlement discussions with the Dutch tax authorities. The Company is engaged in discussions with the other authorities regarding the ongoing examinations and will evaluate all additional potential remedies as the discussions progress.
In addition, the Company's income tax returns in Mexico are under audit for the year 2018, and in Canada for the years 2016 through 2022. In August 2023, the Company negotiated a partial settlement with the Mexico tax authorities for its audit for the year 2018. The partial settlement did not have a material impact on income tax expense in the unaudited interim consolidated statements of operations for the three and nine months ended September 30, 2023. In September 2023, the Canadian tax authorities opened tax audits for the years 2019 through 2022, and the audits are in the preliminary stages. The Company is in ongoing discussions regarding the audit findings with the Canadian tax authorities for the years 2016 through 2018 and does not expect a material impact to income tax expense.
As of September 30, 2023, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the examinations by government authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised in the audits described above are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its positions, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.

12. Derivative Financial Instruments
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended September 30,				Statement of Operations Classification
	2023	2022	2023	2022
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	5	(9)	1	11	Cost of sales
Interest rate swaps	—	—	(2)	(1)	Interest expense
Foreign currency forwards	—	2	4	—	Cost of sales
Total	5	(7)	3	10

Designated as Fair Value Hedges
Cross-currency swaps(1)	18	—	40	—	Foreign exchange gain (loss), net

Designated as Net Investment Hedges
Foreign currency denominated debt	61	148	—	—	N/A
Cross-currency swaps	77	90	—	—	N/A
Total	138	238	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(23)	(8)	Foreign exchange gain (loss), net; Other income (expense), net
______________________________
(1)In conjunction with the 2023 Offering (Note 7) in August 2023, the Company entered into a cross-currency swap to effectively convert $500 million of the issued notes into a Japanese yen-denominated borrowing at prevailing yen interest rates, maturing on July 15, 2029. The swap qualifies and has been designated as a fair value hedge of the Company's foreign currency exchange rate exposure on the long-term debt of its Japanese yen-denominated subsidiary.
Additionally, in conjunction with the 2023 Offering (Note 7) in August 2023, the Company entered into cross-currency swaps to effectively convert $1.0 billion of the issued notes into 5-year and 7-year euro-denominated borrowings at prevailing euro interest rates, maturing on November 15, 2028 and November 15, 2030, respectively. The swaps qualify and have been designated as fair value hedges of the Company's foreign currency exchange rate exposure on the long-term debt of its euro-denominated subsidiary.

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Nine Months Ended September 30,				Statement of Operations Classification
	2023	2022	2023	2022
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(2)	50	2	22	Cost of sales
Interest rate swaps	—	—	(6)	(5)	Interest expense
Foreign currency forwards	4	2	2	—	Cost of sales
Total	2	52	(2)	17

Designated as Fair Value Hedges
Cross-currency swaps	18	—	40	—	Foreign exchange gain (loss), net

Designated as Net Investment Hedges(1)
Foreign currency denominated debt	—	269	—	—	N/A
Cross-currency swaps	(16)	117	—	—	N/A
Total	(16)	386	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(22)	(12)	Foreign exchange gain (loss), net; Other income (expense), net
______________________________
(1)Concurrently with offering of the Acquisition USD Notes in July 2022 (Note 7), the Company entered into cross-currency swaps to effectively convert $2.0 billion and $500 million of the Acquisition USD Notes into a euro-denominated borrowing at prevailing euro interest rates, maturing on July 15, 2027 and July 15, 2032, respectively. The swaps and €1.5 billion of the Acquisition Euro Notes qualify and have been designated as net investment hedges of the Company's foreign currency exchange rate exposure on the net investments of certain of its euro-denominated subsidiaries.
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
Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of September 30, 2023	As of December 31, 2022
	(In $ millions)
Derivative Assets
Gross amount recognized	187	169
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	187	169
Gross amount not offset in the consolidated balance sheets	44	16
Net amount	143	153

	As of September 30, 2023	As of December 31, 2022
	(In $ millions)
Derivative Liabilities
Gross amount recognized	226	189
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	226	189
Gross amount not offset in the consolidated balance sheets	44	16
Net amount	182	173
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

		Fair Value Measurement
		Significant Other Observable Inputs (Level 2)
		Other assets		Other liabilities
	Notional Amount	Current	Noncurrent	Current	Noncurrent
	(In millions)	(In $ millions)
As of September 30, 2023
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$63	6	36	—	—
Foreign currency forwards and swaps	$27	2	—	—	—
Designated as Fair Value Hedges(1)
Cross-currency swaps	$1,500	33	10	6	18
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	€5,367	91	—	29	152
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$2,098	9	—	11	10
Total		141	46	46	180
As of December 31, 2022
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$82	9	39	2	—
Foreign currency forwards and swaps	$49	—	—	—	—
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	€5,639	99	13	58	126
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$1,265	9	—	3	—
Total		117	52	63	126
______________________________
(1)The Company has intercompany loans that are exposed to volatility in currency exchange rates. The Company utilizes cross-currency swaps to hedge these exposures (Note 12).

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of September 30, 2023
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	21	21	—	21
Long-term debt, including current installments of long-term debt	13,431	12,894	150	13,044
As of December 31, 2022
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	22	23	—	23
Long-term debt, including current installments of long-term debt	13,953	13,247	172	13,419
In general, the equity investments included in the table above are not publicly traded and their fair values are not readily determinable. The Company believes the carrying values approximate fair value. Insurance contracts in nonqualified trusts consist of long-term fixed income securities, which are valued using independent vendor pricing models with observable inputs in the active market and therefore represent a Level 2 fair value measurement. The fair value of long-term debt is based on valuations from third-party banks and market quotations and is classified as Level 2 in the fair value measurement hierarchy. The fair value of obligations under finance leases, which are included in long-term debt in the unaudited consolidated balance sheets, is based on lease payments and discount rates, which are not observable in the market and therefore represents a Level 3 fair value measurement.
As of September 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, receivables, marketable securities, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of September 30, 2023 are $110 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $116 million as of September 30, 2023. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of September 30, 2023, the Company had unconditional purchase obligations of $3.9 billion, of which $172 million will be paid in 2023, $635 million in 2024, $555 million in 2025, $436 million in 2026, $353 million in 2027 and the balance thereafter through 2042.
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
As previously reported, in July 2020, the Company settled a European Commission competition law investigation involving certain of its subsidiaries and three other companies related to certain past ethylene purchases. Shell Chemicals Europe has filed a claim for damages with the District Court of Amsterdam against four companies, including Celanese, arising from those activities, and the first court hearing was held in late September 2023. The Company intends to vigorously defend itself against this claim. While it is possible that additional parties could assert demands or claims related to this matter, based on information available at this time, the Company does not expect ultimate resolution of this matter to have a material impact on its financial condition or results of operations.
15. Segment Information

	Engineered Materials		Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended September 30, 2023
Net sales	1,528		1,220	—	(25)	(1)	2,723
Other (charges) gains, net (Note 18)	(15)		—	(2)	—		(17)
Operating profit (loss)	691	(2)	272	(121)	—		842
Equity in net earnings (loss) of affiliates	8		1	3	—		12
Depreciation and amortization	111		55	7	—		173
Capital expenditures	51		44	24	—		119	(3)
	Three Months Ended September 30, 2022
Net sales	929		1,397	—	(25)	(1)	2,301
Other (charges) gains, net (Note 18)	(14)		—	(1)	—		(15)
Operating profit (loss)	114		312	(118)	—		308
Equity in net earnings (loss) of affiliates	69		1	3	—		73
Depreciation and amortization	43		53	4	—		100
Capital expenditures	34		74	15	—		123	(3)
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes a $508 million gain related to the formation of the Nutrinova joint venture included in Gain (loss) on disposition of businesses and assets, net in the unaudited interim consolidated statements of operations (Note 3).
(3)Includes a decrease in accrued capital expenditures of $12 million and $16 million for the three months ended September 30, 2023 and 2022, respectively.

	Engineered Materials		Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Nine Months Ended September 30, 2023
Net sales	4,743		3,703	—	(75)	(1)	8,371
Other (charges) gains, net (Note 18)	(44)		(1)	(5)	—		(50)
Operating profit (loss)	961	(2)	845	(378)	—		1,428
Equity in net earnings (loss) of affiliates	37		4	9	—		50
Depreciation and amortization	335		163	19	—		517
Capital expenditures	154		162	63	—		379	(3)
	As of September 30, 2023
Goodwill and intangible assets, net	10,518		417	—	—		10,935
Total assets	17,478		5,528	2,532	—		25,538
	Nine Months Ended September 30, 2022
Net sales	2,787		4,608	—	(70)	(1)	7,325
Other (charges) gains, net (Note 18)	(14)		—	(1)	—		(15)
Operating profit (loss)	404		1,243	(325)	—		1,322
Equity in net earnings (loss) of affiliates	171		8	10	—		189
Depreciation and amortization	134		161	14	—		309
Capital expenditures	99		231	39	—		369	(3)
	As of December 31, 2022
Goodwill and intangible assets, net	10,826		421	—	—		11,247
Total assets	20,611		5,471	190	—		26,272
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes a $508 million gain related to the formation of the Nutrinova joint venture included in Gain (loss) on disposition of businesses and assets, net in the unaudited interim consolidated statements of operations (Note 3).
(3)Includes a decrease in accrued capital expenditures of $61 million and $31 million for the nine months ended September 30, 2023 and 2022, respectively.
16. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of September 30, 2023, the Company had $1.1 billion of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $156 million of its remaining performance obligations as Net sales in 2023, $418 million in 2024, $256 million in 2025 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Current and Noncurrent Other liabilities in the unaudited consolidated balance sheets.
The Company does not have any material contract assets as of September 30, 2023.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In $ millions)
Engineered Materials
North America	449	292	1,399	865
Europe and Africa	462	355	1,541	1,112
Asia-Pacific	580	256	1,682	733
South America	37	26	121	77
Total	1,528	929	4,743	2,787

Acetyl Chain
North America	366	461	1,092	1,337
Europe and Africa	395	461	1,292	1,598
Asia-Pacific	406	401	1,152	1,472
South America	28	49	92	131
Total(1)	1,195	1,372	3,628	4,538
______________________________
(1)Excludes intersegment sales of $25 million and $25 million for the three months ended September 30, 2023 and 2022, respectively. Excludes intersegment sales of $75 million and $70 million for the nine months ended September 30, 2023 and 2022, respectively.

17. Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	952	192	1,265	1,134
Earnings (loss) from discontinued operations	(1)	(1)	(3)	(7)
Net earnings (loss)	951	191	1,262	1,127

Weighted average shares - basic	108,918,986	108,428,982	108,814,288	108,336,574
Incremental shares attributable to equity awards(1)	520,500	636,988	523,752	822,258
Weighted average shares - diluted	109,439,486	109,065,970	109,338,040	109,158,832
______________________________
(1)Excludes options to purchase 219,963 and 0 shares of Common Stock for the three months ended September 30, 2023 and 2022, respectively, and options to purchase 190,651 and 0 shares of Common Stock for the nine months ended September 30, 2023 and 2022, respectively, as their effect would have been antidilutive. Excludes 0 and 181,027 equity award shares for the three months ended September 30, 2023 and 2022, respectively, and 42,998 and 149,272 equity award shares for the nine months ended September 30, 2023 and 2022, respectively, as their effect would have been antidilutive.
18. Other (Charges) Gains, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In $ millions)
Restructuring(1)	(7)	(3)	(40)	(3)
Asset impairments	(9)	(12)	(9)	(12)
Plant/office closures	(1)	—	(1)	—
Total	(17)	(15)	(50)	(15)
______________________________
(1)Includes employee termination benefits primarily related to Company-wide business optimization projects during the three and nine months ended September 30, 2023.
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2022	4	1	1	6
Additions	34	1	5	40
Cash payments	(20)	(1)	(4)	(25)
As of September 30, 2023	18	1	2	21

19. Subsequent Events
On October 31, 2023, the Company announced the planned closure of its Polyamide 66 and High-Performance Nylon polymerization units at its facility in Uentrop, Germany to optimize production costs across its global network. As a result of the planned closure, the Company expects to incur exit and shutdown costs, excluding employee termination costs, of approximately $110 million to $125 million, consisting primarily of accelerated depreciation on property, plant and equipment of approximately $75 million to $85 million and plant closure costs of approximately $35 million to $40 million. In addition, the Company expects to incur certain employee termination costs, which are subject to works council consultation. All costs resulting from the planned closure are expected to be incurred during 2024.

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

Overview
We are a global chemical and specialty materials company. We are a leading global producer of high performance engineered polymers that are used in a variety of high-value applications, as well as one of the world's largest producers of acetyl products, which are intermediate chemicals, for nearly all major industries. As a recognized innovator in the chemicals industry, we engineer and manufacture a wide variety of products essential to everyday living. Our broad product portfolio serves a diverse set of end-use applications including automotive, chemical additives, construction, consumer and industrial adhesives, medical, consumer electronics, energy storage, filtration, paints and coatings, paper and packaging, performance industrial and textiles. Our products enjoy leading global positions due to our differentiated business models, large global production capacity, operating efficiencies, proprietary technology and competitive cost structures.
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
On September 27, 2023, we formed a food ingredients joint venture with Mitsui & Co., Ltd. ("Mitsui") under the name Nutrinova. We will account for our interest in the joint venture as an equity method investment, and our portion of the results will continue to be included in the Engineered Materials segment. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.

Results of Operations
Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	2,723	2,301	422	8,371	7,325	1,046
Gross profit	673	546	127	1,990	1,996	(6)
Selling, general and administrative ("SG&A") expenses	(244)	(184)	(60)	(803)	(555)	(248)
Other (charges) gains, net	(17)	(15)	(2)	(50)	(15)	(35)
Gain (loss) on disposition of businesses and assets, net	503	(2)	505	508	7	501
Operating profit (loss)	842	308	534	1,428	1,322	106
Equity in net earnings (loss) of affiliates	12	73	(61)	50	189	(139)
Non-operating pension and other postretirement employee benefit (expense) income	(1)	25	(26)	(2)	74	(76)
Interest expense	(178)	(154)	(24)	(542)	(237)	(305)
Interest income	12	34	(22)	27	36	(9)
Dividend income - equity investments	30	30	—	95	103	(8)
Earnings (loss) from continuing operations before tax	714	321	393	1,051	1,491	(440)
Earnings (loss) from continuing operations	950	194	756	1,266	1,140	126
Earnings (loss) from discontinued operations	(1)	(1)	—	(3)	(7)	4
Net earnings (loss)	949	193	756	1,263	1,133	130
Net earnings (loss) attributable to Celanese Corporation	951	191	760	1,262	1,127	135
Other Data
Depreciation and amortization	173	100	73	517	309	208
SG&A expenses as a percentage of Net sales	9.0%	8.0%		9.6%	7.6%
Operating margin(1)	30.9%	13.4%		17.1%	18.0%
Other (charges) gains, net
Restructuring	(7)	(3)	(4)	(40)	(3)	(37)
Asset impairments	(9)	(12)	3	(9)	(12)	3
Plant/office closures	(1)	—	(1)	(1)	—	(1)
Total Other (charges) gains, net	(17)	(15)	(2)	(50)	(15)	(35)
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of September 30, 2023	As of December 31, 2022
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,357	1,508

Short-term borrowings and current installments of long-term debt - third party and affiliates	1,408	1,306
Long-term debt, net of unamortized deferred financing costs	12,291	13,373
Total debt	13,699	14,679

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	75	(12)	1	64
Acetyl Chain	4	(18)	1	(13)
Total Company	33	(16)	1	18
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	77	(6)	(1)	70
Acetyl Chain	(1)	(18)	(1)	(20)
Total Company	28	(13)	(1)	14

Consolidated Results
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Net sales increased $422 million, or 18%, for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•higher volume in our Engineered Materials segment, primarily related to the M&M Acquisition, as well as our Acetyl Chain segment, due to increased opportunities from industry outages in Asia;
partially offset by:
•lower pricing, primarily driven by our Acetyl Chain segment due to weaker economic conditions particularly in Asia and Europe, as well as our Engineered Materials segment due to decreased energy surcharges, an unfavorable product mix, primarily in Asia and Europe, and market considerations.
Operating profit increased $534 million, or 173%, for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•a gain of $508 million in our Engineered Materials segment recognized on the formation of the Nutrinova joint venture (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
•higher Net sales in our Engineered Materials segment; and
•lower raw material and sourcing costs in our Acetyl Chain segment, primarily for methanol, acid and ethylene;
partially offset by:
•higher raw material costs and spending in our Engineered Materials segment as a result of the M&M Acquisition; and
•lower Net sales in our Acetyl Chain segment.
Non-operating pension and other postretirement employee benefit (expense) income decreased $26 million, or 104%, for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•higher interest cost and lower expected return on plan assets.
Equity in net earnings (loss) of affiliates decreased $61 million for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•a decrease in equity investment in earnings of $34 million from our Ibn Sina strategic affiliate, primarily as a result of reduced oil prices; and
•losses from our DuPont Teijin Films strategic affiliates due to restructuring.
Depreciation and amortization, which is included in Operating profit, increased for the three months ended September 30, 2023 compared to the same period in 2022, primarily as a result of the M&M Acquisition.
Our effective income tax rate for the three months ended September 30, 2023 was (33)% compared to 40% for the same period in 2022. The lower effective income tax rate was primarily due to deferred tax benefits of $293 million from the relocation of certain intangible assets to align with the foreign operations acquired in the M&M Acquisition, differences in the tax and U.S. GAAP gain from the formation of the Nutrinova joint venture, decreased earnings in high taxed jurisdictions related to current demand conditions and a decrease in valuation allowances on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net sales increased $1.0 billion, or 14%, for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•higher volume in our Engineered Materials segment, primarily related to the M&M Acquisition and the KEPCO restructuring (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
partially offset by:
•lower pricing, primarily in our Acetyl Chain segment due to weaker economic conditions particularly in Asia and Europe and in our Engineered Materials segment due to decreased energy surcharges, market considerations, and an unfavorable product mix, particularly in Asia and Europe;
•lower volume in our Acetyl Chain segment, primarily due to decreased demand in Europe partially offset by increased opportunities from industry outages in Asia; and
•an unfavorable currency impact, primarily resulting from a weaker CNY relative to the U.S. dollar, partially offset by a stronger euro relative to the U.S. dollar.
Operating profit increased $106 million, or 8%, for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•higher Net sales in our Engineered Materials segment;
•a gain of $508 million in our Engineered Materials segment recognized on the formation of the Nutrinova joint venture (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information); and
•lower raw material and sourcing costs in our Acetyl Chain segment, primarily for methanol, ethylene and acid;
partially offset by:
•higher raw material costs and spending in our Engineered Materials segment as a result of the M&M Acquisition;
•lower Net sales in our Acetyl Chain segment; and
•an unfavorable impact of $35 million to Other (charges) gains, net primarily related to Company-wide business optimization projects in the current year (see Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information).
Non-operating pension and other postretirement employee benefit (expense) income decreased $76 million, or 103%, for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•higher interest cost and lower expected return on plan assets.
Equity in net earnings (loss) of affiliates decreased $139 million or 74% for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•losses from our DuPont Teijin Films strategic affiliates due to restructuring; and
•a decrease in equity investment in earnings of $45 million from our Ibn Sina strategic affiliate, primarily as a result of reduced oil prices.
Depreciation and amortization, which is included in Operating profit, increased for the nine months ended September 30, 2023 compared to the same period in 2022, primarily as a result of the M&M Acquisition.
Our effective income tax rate for the nine months ended September 30, 2023 was (20)% compared to 24% for the same period in 2022. The lower effective income tax rate was primarily due to deferred tax benefits of $293 million from the relocation of certain intangible assets to align with the foreign operations acquired in the M&M Acquisition, differences in the tax and U.S. GAAP gain from the formation of the Nutrinova joint venture, decreased earnings in high taxed jurisdictions related to current demand conditions and a decrease in valuation allowances on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Segments
Engineered Materials

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2023	2022			2023	2022
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,528	929	599	64.5%	4,743	2,787	1,956	70.2%
Net Sales Variance
Volume	75%				77%
Price	(12)%				(6)%
Currency	1%				(1)%
Other (charges) gains, net	(15)	(14)	(1)	(7.1)%	(44)	(14)	(30)	(214.3)%
Operating profit (loss)	691	114	577	506.1%	961	404	557	137.9%
Operating margin	45.2%	12.3%			20.3%	14.5%
Equity in net earnings (loss) of affiliates	8	69	(61)	(88.4)%	37	171	(134)	(78.4)%
Depreciation and amortization	111	43	68	158.1%	335	134	201	150.0%
Our Engineered Materials segment includes our engineered materials business and certain strategic affiliates. Our engineered materials business develops, produces and supplies a broad portfolio of high performance specialty polymers for automotive and medical applications, as well as industrial products and consumer electronics. Together with our strategic affiliates, our engineered materials business is a leading participant in the global specialty polymers industry.
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
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Net sales increased for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•higher volume, primarily related to the M&M Acquisition;
partially offset by:
•lower pricing for most of our products, primarily due to decreased energy surcharges, an unfavorable product mix, particularly in Asia and Europe, and market considerations.
Operating profit increased for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•a gain of $508 million recognized on the formation of the Nutrinova joint venture (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information); and
• higher Net sales;
partially offset by:

•higher raw material costs as a result of the M&M Acquisition; and
•higher spending of $133 million as a result of the M&M Acquisition.
Equity in net earnings (loss) of affiliates decreased for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•a decrease in equity investment in earnings of $34 million from our Ibn Sina strategic affiliate, primarily as a result of reduced oil prices; and
•losses from our DuPont Teijin Films strategic affiliates due to restructuring.
Depreciation and amortization, which is included in Operating profit, increased for the three months ended September 30, 2023 compared to the same period in 2022 as a result of the M&M Acquisition.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net sales increased for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•higher volume, primarily related to the M&M Acquisition and the KEPCO restructuring (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
partially offset by:
•lower pricing for most of our products, primarily due to decreased energy surcharges, market considerations, and an unfavorable product mix, primarily in Asia and Europe; and
•an unfavorable currency impact, primarily resulting from a weaker CNY relative to the U.S. dollar, partially offset by a stronger euro relative to the U.S. dollar.
Operating profit increased for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•higher Net sales; and
•a gain of $508 million recognized on the formation of the Nutrinova joint venture (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
partially offset by:
•higher raw material costs as a result of the M&M Acquisition;
•higher spending of $507 million as a result of the M&M Acquisition; and
•an unfavorable impact of $30 million to Other (charges) gains, net primarily related to Company-wide business optimization projects in the current year (see Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information).
Equity in net earnings (loss) of affiliates decreased for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•losses from our DuPont Teijin Films strategic affiliates due to restructuring; and
•a decrease in equity investment in earnings of $45 million from our Ibn Sina strategic affiliate, primarily as a result of reduced oil prices.
Depreciation and amortization, which is included in Operating profit, increased for the nine months ended September 30, 2023 compared to the same period in 2022 as a result of the M&M Acquisition.

Acetyl Chain

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2023	2022			2023	2022
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,220	1,397	(177)	(12.7)%	3,703	4,608	(905)	(19.6)%
Net Sales Variance
Volume	4%				(1)%
Price	(18)%				(18)%
Currency	1%				(1)%
Operating profit (loss)	272	312	(40)	(12.8)%	845	1,243	(398)	(32.0)%
Operating margin	22.3%	22.3%			22.8%	27.0%
Dividend income - equity investments	30	30	—	—%	93	102	(9)	(8.8)%
Depreciation and amortization	55	53	2	3.8%	163	161	2	1.2%
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
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Net sales decreased for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•lower pricing for most of our products, primarily vinyl acetate monomer ("VAM"), emulsion polymers and acid, due to weaker economic conditions particularly in Asia and Europe, partially offset by higher pricing for acetate tow;
partially offset by:
•higher volume due to increased opportunities from industry outages in Asia.
Operating profit decreased for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•lower Net sales;
partially offset by:
•lower raw material and sourcing costs, primarily for methanol, acid and ethylene.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net sales decreased for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•lower pricing for most of our products, primarily VAM, acid and emulsion polymers, due to weaker economic conditions particularly in Asia and Europe, partially offset by higher pricing for acetate tow;
•lower volume for most of our products due to decreased demand, primarily in Europe, partially offset by increased opportunities from industry outages in Asia; and

•an unfavorable currency impact, primarily resulting from a weaker CNY relative to the U.S. dollar, partially offset by a stronger euro relative to the U.S. dollar.
Operating profit decreased for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•lower Net sales;
partially offset by:
•lower raw material and sourcing costs, primarily for methanol, ethylene and acid.
Other Activities

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2023	2022			2023	2022
	(unaudited)
	(In $ millions, except percentages)
Operating profit (loss)	(121)	(118)	(3)	(2.5)%	(378)	(325)	(53)	(16.3)%
Non-operating pension and other postretirement employee benefit (expense) income	(1)	25	(26)	(104.0)%	(2)	74	(76)	(102.7)%
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
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Operating loss increased for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•higher project spending of $21 million, primarily related to the M&M Acquisition;
partially offset by:
•lower functional spending and incentive compensation costs of $16 million.
Non-operating pension and other postretirement employee benefit (expense) income decreased for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•higher interest cost and lower expected return on plan assets.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Operating loss increased for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•higher project and functional spending of $78 million, primarily related to the M&M Acquisition;
partially offset by:
•a favorable currency impact of $25 million.
Non-operating pension and other postretirement employee benefit (expense) income decreased for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to:
•higher interest cost and lower expected return on plan assets.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior U.S. unsecured revolving credit facility and our China Revolving Credit Facility (defined below). As of September 30, 2023, we have $1.75 billion available for borrowing under our senior U.S. unsecured revolving credit facility and $35 million available for borrowing under our separate China Revolving Credit Facility, if required, to meet our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $1.4 billion as of September 30, 2023. We are actively managing our business to maintain and improve cash flow and reduce our debt and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
On October 31, 2023, we announced the planned closure of our Polyamide 66 and High-Performance Nylon polymerization units at our facility in Uentrop, Germany to optimize production costs across our global network. As a result of the planned closure, we expect to incur exit and shutdown costs, excluding employee termination costs, of approximately $110 million to $125 million, consisting primarily of accelerated depreciation on property, plant and equipment of approximately $75 million to $85 million and plant closure costs of approximately $35 million to $40 million. In addition, we expect to incur certain employee termination costs, which are subject to works council consultation. All costs resulting from the planned closure are expected to be incurred during 2024.
On September 27, 2023, we formed a food ingredients joint venture with Mitsui & Co., Ltd. ("Mitsui") under the name Nutrinova. We contributed receivables, inventory, property, plant and equipment, certain assets, other liabilities, technology and employees of our food ingredients business while retaining a 30% interest in the joint venture. Mitsui acquired the remaining 70% interest in the food ingredients business for a purchase price of $503 million, subject to transaction adjustments. We are accounting for our interest in the joint venture as an equity method investment, and our portion of the results continue to be included in the Engineered Materials segment. For further information regarding the food ingredients joint venture, see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements.
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
We continue to prioritize those projects expected to drive productivity in the near term and expect capital expenditures to be approximately $500 million in 2023, primarily associated with certain investments in growth opportunities and productivity improvements. In Engineered Materials, at our Nanjing, China facility, our expansions of (1) the compounding plant and (2) the new liquid crystal polymer ("LCP") plant are in construction. Our energy optimization productivity project at our polyoxymethylene ("POM") unit in Frankfurt, Germany is in detailed engineering design. In the Acetyl Chain, our planned expansion of our acetic acid unit at Clear Lake, Texas is on track to be commissioned in the first quarter of 2024. The other major projects that support the Acetyl Chain are in various stages of construction and on schedule, which include our planned expansions of (1) our vinyl acetate ethylene ("VAE") emulsions units in Nanjing, China, (2) our VAE emulsion plant in Frankfurt, Germany and (3) the sustainable production of methanol ("MeOH") at our Fairway joint venture MeOH unit in Clear Lake, Texas using captured carbon dioxide as feedstock. The expansion of our VAM plant in Bay City, Texas is on temporary hold. We continue to see the incremental capacity from investments made in recent years strengthen our manufacturing network reliability to best serve our customers.

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
Cash Flows
Cash and cash equivalents decreased $151 million to $1.4 billion as of September 30, 2023 compared to December 31, 2022. As of September 30, 2023, $1.1 billion of the $1.4 billion of cash and cash equivalents was held by our foreign subsidiaries. Under the TCJA, we have incurred a prior year charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible over a period of time without additional material tax consequences, if needed in the U.S., to fund operations.
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $209 million to $1.1 billion for the nine months ended September 30, 2023 compared to net cash provided by operating activities of $1.3 billion for the same period in 2022, primarily due to:
•a decrease in earnings performance, net of the gain recognized on the formation of the Nutrinova joint venture (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information); and
•an increase in cash interest paid of $578 million;
partially offset by:
•favorable trade working capital of $471 million, primarily due to the timing of collections of trade receivables, inventory reduction due to lower volume, lower raw materials costs and cost of inventory, and settlement of trade payables during the nine months ended September 30, 2023; and
•cash receipts of non-trade receivables of $153 million, primarily related to the receivable balances arising from the M&M Acquisition and transaction activities.

•Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities increased $462 million to $34 million for the nine months ended September 30, 2023 compared to net cash used in investing activities of $428 million for the same period in 2022; primarily due to:
•a cash inflow of $461 million related to the formation of the Nutrinova joint venture (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information).
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $9.6 billion to $1.2 billion for the nine months ended September 30, 2023 compared to net cash provided by financing activities of $8.3 billion for the same period in 2022, primarily due to:
•a decrease in net proceeds of long-term debt of $9.5 billion, primarily due to the Tender Offer (defined below) of $2.25 billion, payment in full of the 3-year Term Loans (defined below) of $750 million, redemption of the 1.125% senior unsecured notes during the nine months ended September 30, 2023 and issuance of the Acquisition Notes during the nine months ended September 30, 2022 (see Note 7 - Debt in the accompanying unaudited interim consolidated financial statements for further information), partially offset by the 2023 Offering (defined below) of $3.0 billion in principal amount during the nine months ended September 30, 2023; and
•an increase in net payments on short-term debt of $180 million, primarily as a result of payments on our revolving credit facilities and payment in full of the 364-day Terms Loans (defined below) partially offset by borrowings on our revolving credit facilities and China Working Capital Term Loan Agreement (defined below);
partially offset by:
•a payment of $63 million during the nine months ended September 30, 2022 for fees related to a bridge facility commitment letter with Bank of America, N.A. ("Bank of America") pursuant to which Bank of America committed to provide, subject to the terms and conditions set forth therein, a 364-day $11.0 billion senior unsecured bridge term loan facility, which payment did not recur in the current year; and
•a decrease in share repurchases of our Common Stock of $17 million during the nine months ended September 30, 2023.
Debt and Other Obligations
In March 2022, we entered into a term loan credit agreement (the "March 2022 U.S. Term Loan Credit Agreement"), pursuant to which lenders provided a tranche of delayed-draw term loans due 364 days from issuance in an amount equal to $500 million (the "364-day Term Loans") and a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion (the "5-year Term Loans"). In September 2022, we entered into an additional term loan credit agreement (the "September 2022 U.S. Term Loan Credit Agreement" and, together with the March 2022 U.S. Term Loan Credit Agreement, the "U.S. Term Loan Credit Agreements"), pursuant to which lenders provided delayed-draw term loans due 3 years from issuance in an amount equal to $750 million (the "3-year Term Loans" and collectively with the 364-day Term Loans and the 5-year Term Loans, the "U.S. Term Loan Facility"). The U.S. Term Loan Facility was fully drawn during the three months ended December 31, 2022.
Also in March 2022, we entered into a new revolving credit agreement (the "U.S. Revolving Credit Agreement" and, together with the March 2022 U.S. Term Loan Credit Agreement, the "U.S. Credit Agreements") consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2027. The proceeds of a $365 million borrowing under the new senior unsecured revolving credit facility were used to repay and terminate our then-existing revolving credit facility.
On February 21, 2023, we amended certain covenants in the U.S. Credit Agreements, including financial ratio maintenance covenants. The U.S. Credit Agreements are guaranteed by Celanese, Celanese U.S. and domestic subsidiaries together representing substantially all of our U.S. assets and business operations.

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
On August 24, 2023, we completed a public offering registered under the Securities Act of senior unsecured notes as follows (collectively, the "2023 Offering"):

Maturity Date	Aggregate Principal Amount Issued	Discount to Par	Interest Rate
	(In $ millions)
November 15, 2028	1,000	99.986%	6.350%
November 15, 2030	999	99.950%	6.550%
November 15, 2033	1,000	99.992%	6.700%
On August 25, 2023, we completed a cash tender offer for $2.25 billion in aggregate principal amount (the "Tender Offer") as follows:

Maturity Date	Aggregate Principal Amount Tendered	Purchase price per $1,000 principal amount	Total Tender Offer Consideration	Accrued and Unpaid Interest
	(In $ millions)		(In $ millions)
June 30, 2024	1,473	$999.92	1,473	12
March 15, 2025	750	$1,002.85	752	20
April 30, 2024	27	$983.95	27	—
The net proceeds from the 2023 Offering were used (i) to fund the Tender Offer and (ii) for repayment of other outstanding indebtedness, including the payment in full of the 364-day Term Loans and the 3-year Term Loans.
There have been no material changes to our debt or other obligations described in our 2022 Form 10-K other than those disclosed above and in Note 7 - Debt in the accompanying unaudited interim consolidated financial statements.
Accounts Receivable Purchasing Facility
On June 1, 2023, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $1.0 billion and $1.1 billion of accounts receivable under this agreement for the nine months ended September 30, 2023 and year ended December 31, 2022, respectively, and collected $977 million and $1.1 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $110 million were pledged by the SPE as collateral to the Purchasers as of September 30, 2023.
Factoring and Discounting Agreements
We have factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. We de-recognized $305 million and $320 million of accounts receivable under these factoring agreements for the nine months ended September 30, 2023 and year ended December 31, 2022, respectively, and collected $294 million and $325 million of accounts receivable sold under these factoring agreements during the same periods.

Covenants
We are in compliance with the covenants in our material financing arrangements as of September 30, 2023.
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

Nine Months Ended September 30, 2023
(In $ millions)
(unaudited)
Net sales to third parties	1,399
Net sales to non-guarantor subsidiaries	823
Total net sales	2,222
Gross profit	455
Earnings (loss) from continuing operations	1,632
Net earnings (loss)	1,629
Net earnings (loss) attributable to the Obligor Group	1,629

	As of September 30, 2023	As of December 31, 2022
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	676	754
Other current assets	1,730	1,588
Total current assets	2,406	2,342
Goodwill	536	567
Other noncurrent assets	2,980	2,718
Total noncurrent assets	3,516	3,285
Current liabilities due to non-guarantor subsidiaries	3,060	2,100
Current liabilities due to affiliates	—	2
Other current liabilities	1,745	2,201
Total current liabilities	4,805	4,303
Noncurrent liabilities due to non-guarantor subsidiaries	3,373	3,400
Other noncurrent liabilities	12,796	13,842
Total noncurrent liabilities	16,169	17,242
Share Capital
We declared a quarterly cash dividend of $0.70 per share on our Common Stock on October 18, 2023, amounting to $76 million.
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
Tax Return Audits
Our tax returns are under joint audit for the years 2013 through 2015 by the United States, Netherlands and Germany. In addition, our income tax returns in Mexico are under audit for the year 2018 and in Canada for the years 2016 through 2022. In August 2023, we negotiated a partial settlement with the Mexico tax authorities for its audit for the year 2018. The partial settlement did not have a material impact on income tax expense in the unaudited interim consolidated statement of operations for the three and nine months ended September 30, 2023. In September 2023, the Canadian tax authorities opened tax audits for the years 2019 through 2022, and the audits are in the preliminary stages. As of September 30, 2023, we believe that an adequate provision for income taxes has been made for all open tax years related to the examinations by government authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the government authorities are resolved in a manner inconsistent with our expectations or we are unsuccessful in defending its positions, we could be required to adjust our provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Environment
We continued to experience destocking in addition to volatile underlying demand conditions across several end-markets. We continue to closely monitor the impact of, and responses to, geopolitical effects on demand conditions and the supply chain. Demand conditions and moderating raw materials costs resulted in elevated industry competitive dynamics and continuing pricing pressure across many end-markets. We expect demand and destocking challenges to persist, to put pressure on pricing partially offset by improvement in input costs across the year.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2023, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
We did not repurchase any Common Stock during the three months ended September 30, 2023. As of September 30, 2023, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008, with approximately $1.1 billion value of shares remaining that may be purchased under the program. See Note 10 - Shareholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(c) Trading Plans
During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans or "non-Rule 10b5-1 trading arrangements" as defined in Item 408 of Regulation S-K.

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

4.1
Fourteenth Supplemental Indenture, dated as of August 24, 2023, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as series trustee and Computershare Trust Company, N.A. (as successor trustee to Wells Fargo Bank, National Association), as base trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 24, 2023).

10.1*
Second Amendment to Credit Agreement, dated as of August 9, 2023, by and among Celanese Corporation, Celanese US Holdings LLC, the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Term Loan Credit Agreement dated as of March 18, 2022.

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL.

*    Filed herewith.
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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Lori J. Ryerkerk
Chair of the Board of Directors,
Chief Executive Officer and President

	Date:	November 8, 2023

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
Executive Vice President and
Chief Financial Officer

	Date:	November 8, 2023