Form 10-K
period 2023-12-31
Celanese Corp
filed 2024-02-23
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2023
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
Large accelerated Filer   ☑ Accelerated filer   ☐ Non-accelerated filer   ☐ Smaller reporting company   ☐ Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2023 (the last business day of the registrants' most recently completed second fiscal quarter) was $12,564,643,206.
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of February 9, 2024 was 108,906,426.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Definitive Proxy Statement relating to the 2024 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

CELANESE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2023

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
Overview
We are a global chemical and specialty materials company. We are a leading global producer of high performance engineered polymers that are used in a variety of high-value applications, as well as one of the world's largest producers of acetyl products, which are intermediate chemicals for nearly all major industries. As a recognized innovator in the chemicals industry, we engineer and manufacture a wide variety of products essential to everyday living. Our broad product portfolio serves a diverse set of end-use applications including automotive, chemical additives, construction, consumer and industrial adhesives, medical, consumer electronics, energy storage, filtration, paints and coatings, paper and packaging, industrial applications and textiles. Our products enjoy leading global positions due to our differentiated business models, large global production capacity, operating efficiencies, proprietary technology and competitive cost structures.
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
Headquartered in Irving, Texas, our operations are primarily located in North America, Europe and Asia and consist of 58 global production facilities and an additional 20 strategic affiliate production facilities. As of December 31, 2023, we employed 12,410 people worldwide.
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
•Thermoplastic elastomers ("TPE")
•Thermoplastic vulcanizates ("TPV")
•Polypropylene compounds or formulations
•Polyphenylene sulfide ("PPS")
•Ethylene vinyl acetate ("EVA") pharmaceutical grade copolymers
•Ethylene acrylic elastomers ("EAE")
•Automotive •Medical •Industrial •Energy storage •Consumer electronics •Appliances •Construction •Filtration equipment •Telecommunications •Beverages •Electrical •Mobility •Connectivity
•Anhui Jinhe Industrial Co., Ltd.
•Ascend Performance Materials LLC
•BASF SE
•Daicel Corporation ("Daicel")
•DOMO Chemicals
•E. I. du Pont de Nemours and Company
•Kingfa Science and Technology
•Korea Petrochemical Ind. Co, Ltd ("KPIC")
•Envalior GmbH
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
Engineered Materials is a project-based business where growth is driven by increasing new project commercializations from the pipeline. Our project pipeline model leverages competitive advantages that include our global assets and resources, marketplace presence, broad materials portfolio and differentiated capabilities. Our global assets and resources are represented by our operations, including polymerization, compounding, research and development, and customer technology centers in all regions of the world, including Belgium, Brazil, Canada, China, Germany, India, Italy, Japan, Luxembourg, Mexico, Singapore, South Korea, Switzerland, Taiwan, the United Kingdom and the U.S., along with sites associated with our 17 strategic affiliates in China, Germany, Japan, Luxembourg, Netherlands, Saudi Arabia, South Korea, United Kingdom and the U.S.
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
Our differentiated capabilities are highlighted in our intimate and unique customer engagement which allows us to work across the entirety of our customers' value chain. For example, in the automotive industry we work with original equipment manufacturers as well as system and tier suppliers and injection molders in numerous areas, including polymer formulation and functionality, part and structural design, mold design, color development, part testing and part processing. This broad access allows us to create a demand pull for our solutions. This business segment also includes 17 strategic affiliates that complement our global reach, improve our ability to capture growth opportunities in emerging economies and positions us as a leading participant in the global specialty polymers industry.
In July 2020, we announced that we are establishing a European Compounding Center of Excellence at our Forli, Italy facility, which includes the intended consolidation of our compounding operations in Kaiserslautern, Germany; Wehr, Germany; and Ferrara Marconi, Italy. This consolidation was completed in 2023 and are included in our Engineered Materials segment.
In November 2022, we acquired a majority of the Mobility & Materials business (the "M&M Business") of DuPont de Nemours, Inc. ("DuPont") pursuant to a definitive transaction agreement entered into in February 2022 by us, DuPont and an affiliate of DuPont (the "M&M Acquisition"). The M&M Acquisition was completed for a purchase price of $11.0 billion, subject to transaction adjustments. The M&M Business is a leading global producer of engineering thermoplastics and elastomers serving a variety of end-uses including automotive, electrical and electronics, consumer goods and industrial applications. The acquired M&M Business product portfolio includes numerous specialty materials with global leadership positions in nylons, specialty nylons polyesters and elastomers. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
On September 27, 2023, we formed a food ingredients joint venture with Mitsui & Co., Ltd. ("Mitsui") under the name Nutrinova. We contributed receivables, inventory, property, plant and equipment, certain other assets, other liabilities, technology and employees of our food ingredients business while retaining a 30% interest in the joint venture. Mitsui acquired the remaining 70% interest in the food ingredients business for a purchase price of $503 million. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
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
See Note 22 - Revenue Recognition in the accompanying consolidated financial statements for further information.
Acetyl Chain

Products(1)	Major End-Use Applications	Principal Competitors	Key Raw Materials
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
•Plasters and renders
•Lubricants
•Filtration

•Arkema
•BASF SE
•Cerdia
•Chang Chun Petrochemical Co., Ltd.
•Daicel
•Dairen Chemical Corporation
•Dow Inc.
•Eastman Chemical Company
•ExxonMobil Chemical
•Huayi Chemical Co., Ltd.
•INEOS
•Jiangsu Sopo (Group) Co., Ltd.
•Kuraray Co., Ltd.
•LyondellBasell Industries N.V.
•Nippon Gohsei
•Showa Denko K.K.
•Sipchem
•Wacker Chemie AG
•Methanol •Carbon monoxide •Ethylene •Acetic acid •VAM •VAE emulsions •Conventional emulsions •Acrylate esters •Styrene •Polyvinyl alcohol •Wood pulp •Acetic anhydride
_____________________________
(1)Our globally-integrated value chain positions us to provide solutions with carbon capture content across all products in the Acetyl Chain as well as other methanol derived products like acetal copolymers, including POM.
•Overview
The Acetyl Chain segment, which includes the integrated chain of acetic acid, VAM, acetic anhydride, acetate esters, emulsion polymers, EVA polymers, redispersible powders, and acetate tow businesses, is active in every major global industrial sector and serves diverse consumer end-use applications. The Acetyl Chain operates as an integrated business with the breadth and flexibility to sell solutions across the segment and across global geographies utilizing various feedstocks. These solutions include traditional vinyl-based end uses, such as paints and coatings and adhesives, as well as other unique, high-value end uses including flexible packaging, thermal laminations, wire and cable, and compounds.
Our acetyl chain business produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and pharmaceuticals.

Our acetyl chain business also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products.
We have focused in recent years on enhancing our ability to drive incremental value through our global production network and productivity initiatives as well as proactively managing the acetyl chain business in response to trade flows and prevailing industry trends.
Our Acetyl Chain segment has production sites in Belgium, Canada, China, Germany, Mexico, the Netherlands, Singapore, Sweden, Switzerland and the U.S. We are a global industry leader, with a broad acetyls product portfolio, leading technology, low cost production footprint and a global supply chain. We believe our production technology is among the lowest cost in the industry and provides us with global growth opportunities through low cost expansions and a cost advantage over our competitors. With decades of experience, advanced proprietary process technology and favorable capital and production costs, we are a leading global producer of acetic acid, VAM and VAE. AOPlus®3 technology extends our historical technology advantage in acetic acid and enables us to construct a world scale greenfield acetic acid facility at a lower capital cost than our competitors. Our VAntage®2 technology enables us to increase VAM capacity to meet growing customer demand globally with minimal investment. VAM produced by the acetyl chain business is a primary raw material for our emulsion polymers and EVA polymers businesses.
Our emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. Our emulsion polymers products are sold under globally and regionally recognized brands including EcoVAE®, Mowilith®, Vinamul®, Celvolit®, Dur-O-Set®, TufCOR®, Avicor®, Flexbond® and Resyn®.
Our EVA polymers business is a leading North American manufacturer of a full range of specialty EVA resins and compounds, as well as select grades of LDPE. Sold under the Ateva® brand, these products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, automotive parts and carpeting.
Our RDP business is a leading global producer of redispersible polymer powders, sold under the Elotex® brand. The business consumes polymer emulsions which are converted into powdered thermoplastic resin materials. RDP products are used in a variety of applications in the mortar industry, including decorative mortar, exterior insulation and finish systems, gypsum-based materials, plaster and render, self-leveling floor systems, skim coat and tile adhesives.
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
•Key Products
Acetyl Products. Acetyl products include acetic acid, VAM, acetic anhydride and acetate esters. Acetic acid is primarily used to manufacture VAM, purified terephthalic acid and other acetyl derivatives. VAM is used in a variety of adhesives, paints, films, coatings and textiles. Acetic anhydride is a raw material used in the production of cellulose acetate, detergents and pharmaceuticals. Acetate esters are used in solvents for ink formulations, surface coatings, adhesives and pharmaceutical industries. We manufacture acetic acid, VAM and acetic anhydride for our own use in producing downstream, value-added products, as well as for sale to third parties.
Acetic acid and VAM leverage global supply and demand fundamentals. The principal raw materials in these products are carbon monoxide, methanol and ethylene. We generally purchase carbon monoxide under long-term contracts, and we also produce carbon monoxide in our Clear Lake facility. We generally purchase methanol and ethylene under both annual and multi-year contracts. Methanol and ethylene are commodity products and generally available from a wide variety of sources, while carbon monoxide is typically purpose-made in close proximity.
We have a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui, in which we own a 50% interest, for the production of methanol at our integrated chemical plant in Clear Lake, Texas. The methanol unit utilizes natural gas in the U.S. Gulf Coast region as a feedstock. Almost all of our North American methanol needs are met from our share of the production, as well as the long-term contract we have with our joint venture partner, Mitsui.

In December 2023, we began carbon capture and utilization ("CCU") operations at our Clear Lake site as part of our Fairway joint venture. The unit is expected to capture CO2 industrial emissions and produce low-carbon methanol which will help our global customers meet the growing demand for more sustainable and circular solutions. The products will be launched under the ECO-CC name and be supported through third-party mass balance tracking and life cycle assessment processes.
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
Redispersible Powders. Our RDP business uses a number of emulsions in manufacturing redispersible powders to meet requirements for various applications and formulated to fit our customers' needs for optimal production.
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
•Customers
Our acetyl chain business sells its products both directly to customers and through distributors. Acetic acid, VAM, acetate esters and acetic anhydride are global businesses, and we generally supply our customers under a mix of short- and long-term agreements. Acetic acid, VAM and acetic anhydride customers produce intermediate chemicals and polymers used in water-based paints, adhesives, paper coatings, polyesters, film modifiers, pharmaceuticals, cellulose acetate and textiles. We have long-standing relationships with most of these customers. Solvents and derivatives are sold to a diverse group of regional and multinational customers under multi-year contracts and on the basis of long-standing relationships. Solvents and derivatives customers are primarily engaged in the production of paints, coatings and adhesives. We manufacture formaldehyde for our own use as well as for sale to a few regional customers.
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
Strategic Affiliates
Our strategic affiliates represent an important component of our strategy. During 2022, we acquired interests in several global strategic affiliates as part of the M&M Acquisition, described further below. On September 27, 2023, we formed a food ingredients joint venture with Mitsui under the name Nutrinova, also described below.
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
Our strategic affiliates contribute substantial earnings and cash flows to us. During the year ended December 31, 2023, our equity method strategic affiliates generated combined sales of $2.1 billion, resulting in our recording $67 million of equity in net earnings of affiliates and $124 million of dividends.

Our strategic affiliates as of December 31, 2023 are as follows:

	Location of Headquarters	Ownership	Partner(s)	Year Entered
Equity Investments
Engineered Materials
National Methanol Company	Saudi Arabia	25%	Saudi Basic Industries Corporation (50%); Duke Energy Arabian Ltd. (25%)	1981
Nutrinova Netherlands B.V.	Netherlands	30%	Mitsui & Co., Ltd. (70%)	2023
Korea Engineering Plastics Co., Ltd.	South Korea	50%	Mitsubishi Gas Chemical Company, Inc. (40%); Mitsubishi Corporation (10%)	1999
Fortron Industries, LLC	U.S.	50%	Kureha America Inc. (50%)	1992
Toray Celanese Co., Ltd.	Japan	50%	Toray (50%)	2022
DuBay Polymer GmbH	Germany	50%	Lanxess AG (50%)	2022
DuPont Teijin Films UK Ltd. now known as Mylar Specialty Films UK Limited	United Kingdom	50%	Teijin Limited (50%)	2022
DuPont Teijin Films Netherlands B.V.	Netherlands	50%	Teijin Limited (50%)	2022
DuPont Teijin Films Luxembourg S.A. now known as Mylar Specialty Films Luxembourg S.A.	Luxembourg	50%	Teijin Limited (50%)	2022
DuPont Teijin Films U.S. Limited Partnership now known as Mylar Specialty Films U.S. Limited Partnership	U.S.	50%	Teijin Limited (50%)	2022
Teijin-DuPont Films, Incorporated now known as Mylar Specialty Films Incorporated	U.S.	50%	Teijin Limited (50%)	2022
Consolidated Investments
Engineered Materials
DuPont Teijin Films China Ltd. now known as Mylar Specialty Films China Limited	China	51%	Teijin Limited (49%)	2022
DuPont Teijin Hongji Films Ningbo Co. Ltd.	China	26%	Teijin Limited (73.99%)	2022
DuPont Hongji Films Foshan Co. Ltd.	China	26%	Teijin Limited (73.99%)	2022
Celanese Filaments-Americas, LLC	U.S.	70%	Xingda (30%)	2022
DuPont Filaments-Europe, B.V.	Netherlands	70%	Xingda (30%)	2022
Celanese Xingda Filaments Co., Ltd.	China	70%	Xingda (30%)	2022
Acetyl Chain
Fairway Methanol LLC	U.S.	50%	Mitsui & Co., Ltd. (50%)	2014
Equity Investments Without Readily Determinable Fair Value
Acetyl Chain
Kunming Cellulose Fibers Company, Limited	China	30%	China National Tobacco Corporation (70%)	1993
Nantong Cellulose Fibers Company, Limited	China	31%	China National Tobacco Corporation (69%)	1986
Zhuhai Cellulose Fibers Company, Limited	China	30%	China National Tobacco Corporation (70%)	1993
National Methanol Company. National Methanol Company ("Ibn Sina") is one of the world's largest producers of methyl tertiary-butyl ether, a gasoline additive. Its production facilities are located in Saudi Arabia. Saudi Basic Industries Corporation ("SABIC") is responsible for all product marketing. Methanol is a key feedstock for POM production and is produced by our Ibn Sina affiliate which provides an economic hedge against raw material costs in our engineered materials business.

Nutrinova Netherlands B.V. Nutrinova Netherlands B.V. ("Nutrinova") is a producer of Sunett® acesulfame potassium (Ace-K) and Nutrinova® sorbates, which are used to improve the safety, shelf-life and taste of its customers' products including food and beverages, personal care, pet food, household cleaning products and pharmaceutical products.
Korea Engineering Plastics Co., Ltd. Korea Engineering Plastics Co., Ltd. ("KEPCO") is a leading producer of POM in South Korea. KEPCO has polyacetal production facilities in Ulsan, South Korea, compounding facilities for PBT and nylon in Pyongtaek, South Korea, and participates with Mitsubishi Gas Chemical Company, Inc. in a world-scale POM facility in Nantong, China. In December 2020, we signed a memorandum of understanding with our joint venture partners to restructure KEPCO, in which we and our joint venture partners will receive exclusive offtake rights to POM in Asia and global marketing rights without restrictions. In April 2022, we completed the joint venture restructuring of KEPCO. As part of the restructuring of KEPCO, we paid KEPCO $5 million and will have paid 5 equal annual installments of €24 million on October 1 of each year from 2022 to 2026. This resulted in an increase to our investment in KEPCO of $134 million. Our joint venture partner has made and will make similar payments to KEPCO. The restructuring did not result in a change in ownership percentage of KEPCO, nor a change in control, and KEPCO will continue to be accounted for as an equity method investment.
Fortron Industries, LLC. Fortron Industries, LLC ("Fortron") is a global producer of PPS, sold under the Fortron® brand, which is used in a wide variety of automotive and other applications, especially those requiring heat and/or chemical resistance. Fortron's facility is located in Wilmington, North Carolina. This venture combines our sales, marketing, distribution, compounding and manufacturing expertise with the PPS polymer technology expertise of Kureha America Inc.
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
Acetyl Chain strategic ventures. Our Acetyl Chain ventures generally fund their operations using operating cash flow and pay dividends based on each ventures' performance in the preceding year. In 2023, 2022 and 2021, we received cash dividends of $125 million, $132 million and $146 million, respectively.
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

As of December 31, 2023
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
Trademarks. Amcel®, AOPlus®, Ateva®, Avicor®, Celanese®, Celanex®, Celanyl®, Celcon®, Celstran®, Celvolit®, Clarifoil®, Crastin®, Dur-O-Set®, Dytron®, ECOMID®, EcoVAE®, Elotex®, Factor®, Flexbond®, Forprene®, FRIANYL®, Fortron®, Geolast®, GHR®, GUR®, Hostaform®, Hytrel®, Laprene®, Melinex®, MetaLX®, Micromax®, Mowilith®, MT®, Mylar®, NILAMID®, Nylfor®, OmniLon®, Pibifor®, Pibiter®, Polifor®, Resyn®, Rynite®, Santoprene®, SlideX®, Sofprene®, Sofpur®, Talcoprene®, Tarnoform®, Tecnoprene®, TufCOR®, Tynex®, Vamac®, VAntage®, Vectra®, Vinac®, Vinamul®, VitalDose®, Zenite®, Zytel® and certain other branded products and services named in this document are registered or reserved trademarks or service marks owned or licensed by Celanese. The foregoing is not intended to be an exhaustive or comprehensive list of all registered or reserved trademarks and service marks owned or licensed by Celanese. Fortron® is a registered trademark of Fortron Industries LLC. Hostaform® is a registered trademark of Hoechst GmbH. Mowilith® and NILAMID® are registered trademarks of Celanese in most European countries.
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
We expect to incur approximately $50 million to $70 million in capital expenditures for environmental control measures in each of 2024 and 2025.
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
We are focused on developing products to help our customers meet their sustainability goals. Examples include products for improving the sustainability of building and construction materials, adhesives, fiber coatings, flexible packaging, vehicle lightweighting and powering electric vehicles. We are also focused on making our own products from more sustainable sources, including increasing our offering products using biocertified content or recycled feedstocks. We believe these capabilities, together with trends such as the automobile industry's commitment towards improved energy efficiency and clean energy, present market opportunities for us.
With the fourth quarter 2023 publication of our 2022-2023 Sustainability Report, we have reported gross Scope 1 and Scope 2 greenhouse gas ("GHG") emissions for 2021 and 2022 using The Greenhouse Gas Protocol, A Corporate Accounting and Reporting Standard, as a guide. Updated 2023 emissions figures were not available at the time of this Form 10-K filing. We have also announced a Scope 1 and 2 GHG emissions reduction target described in our 2022-2023 Sustainability Report, obtained limited external assurance on our 2021 and 2022 environmental metrics, and are working to better understand where we can further reduce our GHG emissions sources and to continue to integrate the M&M Business into our GHG measurement and reporting processes.
For information on the risks we face related to climate change and other sustainability matters as well as, potential legislative and regulatory developments in this area that may increase our operating costs, potentially significantly, please see the risk factors in Item 1A. Risk Factors titled "We are subject to financial, regulatory, physical and transition risks associated with climate change or other sustainability matters as well as potential legislation, regulation and international accords to address climate change and other sustainability matters," "Changes in environmental, health and safety regulations in the jurisdictions where we manufacture or sell our products could lead to a decrease in demand for or significant restrictions on use and/or production of our products and raw materials" and "Our aspirations, goals, and initiatives related to sustainability, and our public statements and disclosures regarding them, expose us to risks." Climate-related regulatory risks are assessed as a part of our Enterprise Risk Management process. However, due to the level of uncertainty regarding what legislative or regulatory requirements may be enacted, it is not possible for us to estimate the impact of climate-related developments on our results of operations or financial conditions.
Human Capital Resources
Workforce Composition and Diversity, Equity and Inclusion
Our business is operated by a diverse and global workforce, with employees in the following key geographies:

Employees as of December 31, 2023
North America
U.S.	4,248
Other North America	709
Total	4,957
Europe
Germany	1,918
Other Europe	2,597
Total	4,515
Asia
China	1,785
Other Asia	1,057
Total	2,842
Rest of World	96
Total	12,410

We believe that providing a workplace that promotes mutual respect and inclusion for all employees is critical to our success and to driving innovation and growth. To that end, we continue to make progress in our efforts to promote diversity, equity and inclusion in our Company. In order to enhance our visibility to a diverse pipeline of talent and broaden our candidate pool, we engage with historically black colleges and universities ("HBCUs"), trade associations and other professional groups. We also promote engagement globally through 68 chapters of nine different Employee Resource Groups designed to inspire, develop and increase the representation and engagement of underrepresented groups.
As of December 31, 2023:
•globally, women represent approximately 33% of our senior leadership team and 26% of our overall workforce; and
•in the U.S., people of color represent approximately 11% of our senior leadership team and 28% of our overall workforce.
The following shows our attrition rate for the year ended December 31, 2023:

Attrition Rate
Employee Category
Global employees	10.5%
Women (globally)	9.5%
People of Color (U.S.)	12.8%
Stewardship: Health, Safety and Environmental
We focus on more than the occupational health and safety of our employees, contractors and any visitors to our sites. We have an expanded view and measurement of "Stewardship" that includes process safety and environmental events since these incidents may have an impact on our communities. Our Stewardship values and guiding principles are centered on a commitment to do no harm to our workforce, environment, people or communities.
Achieving and maintaining stewardship excellence is a process of continuous improvement. Our values include a commitment to the health and safety of our employees, contractors, communities and the environment.
We utilize a mixture of leading and lagging indicators to assess the Stewardship performance of our operations. Lagging indicators for occupational health and safety include Total Recordable Incident Rate ("TRIR") and Lost Time Incident Rate ("LTIR") based upon the number of incidents per 200,000 work hours of both employees and contractors. Process Safety lagging indicators follow the industry standard from API RP 754 for Tier 1 and Tier 2 events for incident count, rate, and severity. In 2023, the criteria for tracking release to the environment was enhanced to a criteria that includes impact to the community and notification to a regulatory authority outside of routine communications.
Examples of Stewardship Tier 3 leading indicators include reporting and resolution of near miss events and high potential events, losses of primary containment releases and challenges to process safety systems.
For the year ended December 31, 2023, we had a TRIR of 0.11 and an LTIR of 0.03. Through deliberate actions and intentions to understand and recognize our employees' contributions to stewardship excellence, we have reduced our TRIR rate by 58% from 2022.
Rounding out our Stewardship performance in 2023, we had 5 Tier 1 and Tier 2 process safety incidents and 5 environmental incidents. Any other loss of primary containment incidents, challenges to pressure relief systems, safety instrumented systems and safe operating limits are tracked as Tier 3 leading indicators. Our expanded tracking of leading indicator events helps identify potential emerging deficiencies that enables us to take continuous improvement actions. For example, this past year we concentrated heavily on improving our hazard identification and risk assessment and migration systems, which included expanding these concepts beyond process safety. We are also working to strengthen and fully integrate our stewardship management systems and developing new ways to establish and maintain an effective stewardship culture in a changing and evolving world around us so that all members of our workforce understand and act on their responsibilities seriously, leaders lead, and the entire workforce is fully involved and engaged. We continue to strive to create a workplace where every worker can return home safely every day.

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
We operate globally and have customers in many countries. Our major facilities are primarily located in North America, Europe and Asia, and we hold interests in affiliates that operate in the United States ("U.S."), Germany, China, Japan, South Korea and Saudi Arabia. Our principal customers are similarly global in scope and the prices of our most significant products are typically regional or world market prices. Consequently, our business and financial results are affected, directly and indirectly, by world economic conditions, including declines in consumer and business confidence, fluctuating commodity prices and interest rates, cost inflation, instability in credit markets, volatile exchange rates and other challenges such as the changing regulatory environment.
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
In addition, we have significant operations and financial relationships based in Europe. Historically, sales originating in Europe have accounted for approximately one-third of our net sales annually, and accounted for approximately 32% of our Net sales in 2023. Adverse conditions in the European economy may negatively impact our overall financial results due to reduced economic growth, trade disruptions, decreased end-use customer demand or other factors.
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
Like many companies, we experienced significant supply disruptions and increased costs of inputs during 2021 and into 2022. These trends impacted our operating costs. We undertook efforts to offset these costs through pricing actions, alternative supply arrangements, and hedging strategies, however, these do not eliminate all exposure to inflationary pressure. Should such conditions recur or resume, we cannot always successfully pass costs to customers, competitive market conditions may prevent us from doing so, and even where we are successful increased prices could lead to reduced demand for our products or could result in competitive disadvantages.
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
A disruption in production at one or more of our manufacturing facilities, or our suppliers, could have a material adverse effect on our business. Disruptions or interruptions of operations could occur for many reasons, including fire, natural disasters, severe weather, unplanned maintenance or other manufacturing problems, public health crises (including, but not limited to, the COVID-19 pandemic), disease, geopolitical events, strikes or other labor unrest, transportation interruption, government regulation, political unrest or terrorism, accidents, interruptions in sources of raw materials, cybersecurity incidents, the occurrence of acts of war, or other unforeseen events or delays in construction or operation of facilities. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance.
We have experienced disruptions of the type described above in recent years. For example, we proactively and temporarily shut down one or more of our Texas production facilities during Winter Storm Uri in February 2021 and Hurricane Laura in August 2020, each of which instances resulted in lost sales and impacted our financial results for the relevant quarter.
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
We may experience difficulties or delays achieving the intended benefits from acquiring the M&M Business and integrating its systems with the Company.
In November 2022, we completed the acquisition of the M&M Business of DuPont. Since closing we have actively worked, and continue to actively work, to integrate the M&M Business and its systems into our own. For example, in February 2024 we incorporated the M&M Business into the new enterprise resource planning ("ERP") system used by the Company. As we work to further integrate technology, information and ERP systems, financial reporting and commercial activities, it is possible that we may encounter unanticipated delays, costs or inefficiencies in connection with our continuing efforts to integrate the M&M Business. If this occurs, if the potential benefits and synergies of the M&M Business going forward do not materialize in the amounts or on the timing we expect, or if we are not as successful as we plan at aligning our and the M&M Business's practices and operations – including continuing to integrate commercial activities, information and ERP systems and technologies and continuing to align business cultures – our business, financial performance and operating results could be adversely affected.

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
We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close or divest all or part of a manufacturing plant or facility. We also have shared services agreements at several of our plants and if such agreements are terminated or revised, we would assess and potentially adjust our manufacturing operations. The closure of our Polyamide 66 (also known as PA66 or Nylon 66) and High-Performance Nylon (HPN) polymerization units at our facility in Uentrop, Germany resulted in charges during fiscal 2023 and is expected to result in charges in fiscal 2024. The closure or divestiture of all or part of a manufacturing plant or facility could result in future charges that could be significant. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
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
We conduct a significant portion of our operations outside the U.S. Consequently, fluctuations in currencies of other countries, especially the euro and Chinese yuan, may materially affect our operating results. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars based on average exchange rates prevailing during the reporting period or the exchange rate at the end of that period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net operating revenues, operating income and the cost of balance sheet items denominated in foreign currencies. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of our goods versus those of our competitors.
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
We have been and will continue to be subject to advanced and persistent threats in the areas of information and operational technology security and fraud. We rely on information and operational technology systems, including tools that utilize artificial intelligence, to conduct our business. We seek to prevent unauthorized access to our information and operational technology systems and to detect and investigate any cybersecurity incidents that may occur, however in some cases we might be unaware of a particular incident or its magnitude and effects. We may face increased information technology security and fraud risks due in part to our business efforts to digitize certain operations at our manufacturing sites to increase efficiencies and to our continued reliance on many employees working remotely part of the time, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. Many tools and resources we use integrate or will integrate some form of artificial intelligence, which has the potential to result in bias, miscalculations, data errors, intellectual property infringement and other unintended consequences. Additionally, we may be exposed to unauthorized access to our information or operational technology systems through undetected vulnerabilities in our service providers' information systems or software. These risks may be heightened as a result of our ongoing efforts to integrate the M&M Business's technology environment with our own.
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
Information and operational security threats and methods of perpetrating fraud or misappropriating information are constantly evolving and becoming more complex, which increases the difficulty and expense of defending against these threats. Although we attempt to mitigate these risks by employing a number of measures, including insurance, monitoring of our systems and networks, implementation of security tools and processes, employee training, crisis simulations and maintenance of backup and protective systems, our systems, networks, products and services remain potentially vulnerable to increasingly sophisticated advanced persistent threats that may have a material effect on our business. In addition, the devotion of additional resources to the security of our information or operational technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.
Regulatory, Legal, Environmental and Tax Risks
Failure to comply with applicable laws or regulations and/or changes in applicable laws or regulations may adversely affect our business and financial results as a whole.
We are subject to extensive international, national, state, local and other laws and regulations. Failure to comply with these laws, including antitrust, anticorruption and sanctions laws, rules, regulations or court decisions, could expose us to fines, penalties and other costs. Although we have implemented policies, procedures and employee training designed to ensure compliance with these laws, rules, regulations and court decisions, there can be no assurance that our employees and business partners and other third parties acting on our behalf will comply with these laws, rules, regulations and court decisions, which could result in fines, penalties and costs and damage to our business reputation. For example, in July 2020 we announced that we had reached a final settlement of $92 million with respect to a competition law investigation by the European Commission based on certain past ethylene purchases by certain subsidiaries of the Company. Shell Chemicals Europe and another group of corporate claimants have filed claims for damages with the District Court of Amsterdam against four companies, including the Company, arising from those activities, and the first court hearing was held in late September 2023. See Note 19 - Commitments and Contingencies in the accompanying consolidated financial statements for further information.
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
The M&M Acquisition introduced us into a number of new geographic markets, subjecting us to additional non-U.S. laws, regulations and policies which did not previously apply to us, and increased our exposure to certain other geographic markets as well as their laws and regulations. These laws and regulations are complex, change frequently, have become more stringent over time, could increase our cost of doing business, and could result in conflicting legal requirements. The increased risk of non-compliance with non-U.S. laws, regulations and policies as a result of the M&M Acquisition could adversely affect our results of operations, financial condition or strategic objectives.
Our business exposes us to potential product liability, warranty, and tort claims, and recalls, which could adversely affect our financial condition and performance.
The development, manufacture and sale of specialty chemical products by us, including products produced for the medical device, pharmaceutical, automobile, construction, appliance, cigarette and aerospace end markets, involves a risk of exposure to product liability, warranty, and tort claims, product recalls, product seizures and related adverse publicity. A product liability, warranty, or tort claim or judgment against us that is larger than those typically experienced in the regular course of business could also result in substantial and unexpected expenditures, affect consumer or customer confidence in our products, and divert management's attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that this type or the level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a significant partially or completely uninsured judgment against us could have a material adverse effect on our results of operations or financial condition. Although we have standard contracting policies and controls, we may not always be able to contractually limit our exposure to third party claims should our failure to perform result in downstream supply disruptions or product recalls.
Environmental regulations and other obligations relating to environmental matters could subject us to liability for clean-ups, fines, penalties and other damages, require us to incur significant costs to modify our operations and increase our manufacturing and delivery costs.
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
Changes in environmental, health and safety regulations in the jurisdictions where we manufacture or sell our products could lead to a decrease in demand for or significant restrictions on use and/or production of our products and raw materials.
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
Greenhouse gas ("GHG") emissions have become the subject of significant international, national, regional, state and local attention. For example, the EPA, SEC, and European Commission have promulgated or proposed extensive rules concerning reporting of GHG emissions. The European Commission has also embarked on the European Green Deal initiative with the goal of making the EU carbon neutral by 2050, which is leading to additional statutory and regulatory requirements. In addition, regulation of greenhouse gas also could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation intended to reduce or mitigate the effects of GHG emissions. Compliance with such legislation, regulation and accords and the associated potential cost is complicated by the fact that various countries and regions are following different approaches and standards to the regulation of climate change.
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
We may face increased scrutiny from the investment community, other stakeholders, regulators, and the media related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, ability to attract or retain employees, and attractiveness as an investment, business partner, or as an acquirer could be negatively impacted, which could in turn adversely impact our business and results of operations. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines that we announce, or at all, could have the same negative impacts, as well as expose us to government enforcement actions and private litigation. Even if we achieve the goals, targets, and objectives we set, we may not realize all of the benefits expected at the time they were established.
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
Our future effective tax rate and related tax balance sheet attributes could be impacted by changes in, or the interpretation of, tax legislation throughout the world. The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the European Commission has been conducting investigations focusing on whether local country tax rulings or tax legislation provide preferential tax treatment that violates EU state aid rules.
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
For example, the Organization of Economic Cooperation and Development (the "OECD"), which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting initiatives, which focus on a number of issues, including (i) the shifting of profits among affiliated entities located in different tax jurisdictions and (ii) a global minimum tax of at least 15% of adjusted financial statement income, applied on a country-by-country basis, applicable to multinational groups with annual revenue of EUR750 million or more. The adoption of such changes is contingent upon the independent actions of participating countries to enact implementing domestic legislation. In December 2022, the EU member states voted unanimously to implement the 15% global minimum tax into national legislation, and other countries where we do business have either implemented or are in the process of implementing domestic legislation which will be effective starting in 2024.
In August 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted in the U.S. The IRA created a new book minimum tax, effective for tax years beginning after December 31, 2022, of 15% of adjusted consolidated GAAP pre-tax income for corporations with three-year average adjusted annual book income in excess of $1.0 billion. The IRA also created an excise tax that is generally equal to 1% of the value of any stock repurchased by us after December 31, 2022.
We are subject to the regular examination of our income tax returns by various tax authorities. Examinations in material jurisdictions or changes in laws, rules, regulations or interpretations by local taxing authorities could result in impacts to tax years open under statute or to foreign operating structures currently in place.
Our tax returns are under audit for the years 2013 through 2015 by the United States, the Netherlands and Germany. These authorities have proposed adjustments to transfer pricing and the reallocation of income between the related jurisdictions to open tax years through 2019. While we have reached resolution with the Netherlands, we are currently continuing discussions with the other taxing authorities and are evaluating all potential remedies. If this matter is resolved in a manner inconsistent with our expectations or we are unsuccessful in defending our position, our financial condition and operating results could be adversely impacted.
In addition, we are under examination in other jurisdictions for other matters for various years, including Mexico and Canada.
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
As of December 31, 2023, we had 12,410 employees globally. Approximately 15% of our 4,248 U.S.-based employees are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other employment rights than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor agreements. Most of our employees in Europe are represented by workers councils and/or unions that must approve any changes in terms and conditions of employment, including potentially salaries and benefits. They may also impede efforts to restructure our workforce. Although we believe we have a good working relationship with our employees and their legal representatives, a strike, work stoppage, or slowdown by our employees could occur, resulting in a disruption of our operations or higher ongoing labor costs.
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
We incurred approximately $11.0 billion of indebtedness to finance the M&M Acquisition, bringing our total outstanding indebtedness to $13.7 billion at December 31, 2023, compared to $14.7 billion at December 31, 2022. Also, the amount of cash required to pay interest on our increased indebtedness, and thus the demands on our cash resources, has significantly increased as a result of the indebtedness to finance the M&M Acquisition.

We have allocated, and intend to continue to allocate, capital to repay and reduce our outstanding debt using cash from operations and proceeds from asset sales or dispositions in cases where we are able to do so on favorable terms. Our ability to reduce our level of indebtedness over time in line with our strategic goals depends on a number of factors including our business performance, macroeconomic and industry conditions, commercial and financing market conditions, and other factors described in these risk factors, and our inability to achieve these objectives could delay or alter our deleveraging plan, or could negatively impact the trading prices of our securities or our credit ratings.
Our higher level of indebtedness and other liabilities could have other important consequences, including:
•Increasing our vulnerability to general economic and industry conditions, including exacerbating the impact of any adverse business effects that could impact our ability to repay amounts due under existing senior credit agreements (the "Credit Agreements") or the indentures (the "Indentures") governing our outstanding senior unsecured notes (collectively, the "Senior Notes");
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
The Credit Agreements, the Indentures and the Receivables Purchase Agreement governing our receivables securitization facility each contain various covenants that limit our ability to engage in specified types of transactions. The Credit Agreements contain covenants including, but not limited to, restrictions on our and certain of our subsidiaries' ability to incur additional debt; incur liens securing debt; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Issuer's assets or the assets of certain subsidiaries. Additionally, the Credit Agreements require the maintenance of certain financial ratios. The Indentures contain covenants including, but not limited to, restrictions on our and certain of our subsidiaries' ability to incur liens securing debt; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Issuer's assets or the assets of certain subsidiaries.
The Receivables Purchase Agreement also contains covenants including, but not limited to, restrictions on CE Receivables LLC's, a wholly-owned, "bankruptcy remote" special purpose subsidiary of the Company, and certain other Company subsidiaries' ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; or engage in other businesses.
Such restrictions in the instruments governing our debt obligations could result in us having to obtain the consent of our lenders and holders of the Senior Notes in order to take certain actions. Disruptions in credit markets may prevent us from obtaining or make it more difficult or more costly for us to obtain such consents. Our ability to expand our business or to address declines in our business may be limited if we are unable to obtain such consents.
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
Our credit ratings are subject to change and may not reflect all risks of investments in our securities.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our securities. These credit ratings may not reflect the potential impact of risks relating to our securities. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating. Any actual or anticipated negative changes or downgrades in our credit ratings or ratings outlook or watch, including any announcement that our ratings are under review for a downgrade, could increase our corporate borrowing costs and affect the market value of our securities.
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
Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Cybersecurity Risk Management and Oversight
Strategy for Management of Cybersecurity Risk
Cybersecurity protection and data privacy are important to maintaining our proprietary information and the trust of our customers, suppliers and employees, and we recognize the importance of working to secure our data and information systems from potential cybersecurity and data privacy incidents. We are a large global manufacturer with sites around the world, and we identify and assess our cybersecurity risk through that lens. Securing the execution and control of our manufacturing operations, to the extent implemented through digital technology, is a primary area of focus. We also face risks encountered by substantially all large global companies such as the risks of intellectual property and information being compromised, fraud and violation of privacy or security laws.
We identify, assess, manage and mitigate cybersecurity risk through a risk management program based on the NIST Cybersecurity Framework that is regularly assessed by a third party cybersecurity consultant. As part of our processes, we perform routine scanning and have an established vulnerability management program and patching policy. We have in our learning management system a comprehensive cybersecurity awareness course that is mandatory for all employees with computers and covers key topics such as identifying workplace cybersecurity hazards and attacks, and our separate CyberSAFE and Data Privacy intranets provide content to help employees identify and avoid cybersecurity and data privacy risks. We also have data privacy educational tools, policies and procedures to help employees prevent, recognize and report data privacy incidents. We perform penetration tests and vulnerability and breach assessments with third-party advisors to support our compliance with laws and regulations including those applicable to chemical manufacturing sites. We also have a third-party risk management program with a formal approach to evaluating and managing risks associated with third-party information technology solutions and software. We maintain cyber/information security insurance to protect against certain expenses and liabilities that may be incurred in the event of an incident.
Cybersecurity risk is managed as part of our broader enterprise risk management program. Specifically, a risk management workstream focused on our information technology function (including cybersecurity) is designed to assess, identify and manage cybersecurity-related risks and mitigation measures.
Our cybersecurity risk program also includes a documented incident response plan to be used in the event of a cybersecurity incident. The incident response plan provides for certain responses based on various factors of a cybersecurity incident.
Governance and Oversight
Primary responsibility for assessing and managing risks from cybersecurity threats resides with our management team, including a Chief Information Officer who has nearly 30 years of information technology experience including leadership roles at multiple large, global and/or publicly-traded companies, and a Chief Information Security Officer who has over 30 years of experience in cybersecurity with large international publicly-traded companies and who holds a Certified Information Systems Security Professional (CISSP) certification. These individuals, together with others on their teams, are informed about the monitoring, prevention, detection, mitigation, and remediation of cybersecurity incidents through their management of and participation in the cybersecurity risk management policies, processes and operations discussed above. They regularly report to and consult with the executive leadership team on such matters.
At the Board level, the full Board and its Environment, Health, Safety, Quality and Public Policy ("EHSQPP") Committee (which oversees many of our operational risks related to manufacturing) are both involved in oversight of the Company's management of cybersecurity risk. Management, including the Chief Information Officer and Chief Information Security Officer, updates our EHSQPP Committee and full Board on cybersecurity matters quarterly. We also have processes by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported in a timely manner to the Board.
Additional Information
For additional information on the risks we face related to cyber and information security threats, please see the risk factors in Item 1A. Risk Factors titled "Production at our manufacturing facilities, or at our suppliers', could be disrupted for a variety of reasons, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers' demands" on page 19 and "We are subject to information or operational technology cybersecurity threats that could materially affect our business" on page 22.
Item 2.  Properties
Description of Property
Our corporate headquarters is located in Irving, Texas and we also have administrative offices in Amsterdam, Netherlands; Asturias, Spain; Budapest, Hungary; Hyderabad, India; Kunshan, China; Mexico City, Mexico; Meyrin, Switzerland; Nanjing, China; Shanghai, China; and Sulzbach, Germany. We own or lease numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth our principal production and other facilities throughout the world as of December 31, 2023. These facilities are well-maintained, in good operating condition, are suitable and adequate for their use and have sufficient capacity for our current needs and expected near-term growth.

Geographic Region	Engineered Materials(1)		Acetyl Chain(1)		Corporate
	Leased	Owned	Leased	Owned	Leased	Owned
North America	10	9	1	7	2	—
Europe and Africa	5	6	1	4	4	1
Asia-Pacific	4	8	3	—	4	—
South America	3	1	—	—	—	—
Total	22	24	5	11	10	1
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
Item 4.  Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
The names, ages and biographies of our executive officers as of February 23, 2024 are as follows:

Name	Age	Position
Lori J. Ryerkerk	61	Chair of the Board of Directors, Chief Executive Officer and President
Scott A. Richardson	47	Executive Vice President and Chief Operating Officer
Chuck B. Kyrish	52	Senior Vice President and Chief Financial Officer
Thomas F. Kelly	58	Senior Vice President, Engineered Materials
Mark C. Murray	53	Senior Vice President, Acetyls
Ashley B. Duffie	49	Senior Vice President and General Counsel
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
Scott A. Richardson was named Executive Vice President and Chief Operating Officer for Celanese Corporation in November 2023. He had previously served as Executive Vice President and Chief Financial Officer for Celanese Corporation since February 2018 after serving as Senior Vice President of the Engineered Materials business since December 2015, where he had global responsibility for strategy, product and business management, planning and portfolio development, and pipeline management. He was promoted to Executive Vice President in March 2020. Previously, Mr. Richardson served as Vice President and General Manager of the Acetyl Chain since 2011. Mr. Richardson has progressed through several Celanese roles including global commercial director, Acetyls; manager of Investor Relations; business analysis manager, Acetyls; and business line controller, Polyols and Solvents. He joined Celanese in 2005. Prior to joining Celanese, Mr. Richardson held various finance, operational and leadership roles at American Airlines. He earned a Bachelor of Arts in Accounting from Westminster College and a Master of Business Administration from Texas Christian University.
Chuck B. Kyrish has served as our Senior Vice President and Chief Financial Officer since November 2023. He previously served as Vice President of Corporate Finance from April 2022, with supervisory responsibility for the Company's finance areas including accounting, treasury, internal audit, and tax. He has held previous financial leadership roles at Celanese serving as CFO, Acetyl Chain from January 2020 to April 2022, leading Investor Relations from December 2018 to January 2020 and December 2015 through January 2017 and serving as Treasurer from February 2011 to November 2015 and January 2017 to January 2020. He joined Celanese in 2006 as Financial Risk Manager and was promoted to Assistant Treasurer in 2008. Prior to joining Celanese, he held financial roles at Sabre Corporation and ExxonMobil Corporation. Mr. Kyrish holds a Bachelor of Science degree from the University of Texas at Austin and a Master of Business Administration from Texas Christian University.
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
Ashley B. Duffie has served as Celanese's Senior Vice President and General Counsel since November 2023. She had previously served as Vice President and Chief Procurement Officer since June 2020, where she was responsible for leading the company's strategy and execution of materials and supply procurement as well as managing supplier relationships. Prior to that role, she has held legal and business leadership positions with Celanese including President and General Counsel of Asia Pacific and China (January 2019 to June 2020), Chief Administrative Officer and General Counsel of Asia Pacific and China (June 2018 to January 2019), Vice President of the Integration Management Office (June 2017 to June 2018) and Chief Compliance Officer (2013 to 2017). She joined Celanese in 2007 as Associate General Counsel, and previously practiced at the law firm of Haynes and Boone, LLP specializing in environmental law, internal corporate investigations, and litigation. She holds a law degree from Vermont Law School and a Bachelor of Business Administration from Southern Methodist University.

PART II
Item 5.  Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, par value $0.0001 per share ("Common Stock"), has traded on the New York Stock Exchange under the symbol "CE" since January 21, 2005.
Holders
As of February 9, 2024, there were 114 holders of record of our Common Stock. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
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
Celanese Purchases of its Equity Securities
We did not repurchase any Common Stock during the three months ended December 31, 2023. As of December 31, 2023, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008, with approximately $1.1 billion value of shares remaining that may be purchased under the program. See Note 14 - Shareholders' Equity in the accompanying consolidated financial statements for further information.

Performance Graph
The following performance graph compares the cumulative total return on Celanese Corporation Common Stock from December 31, 2018 through December 31, 2023 to that of the Standard & Poor's ("S&P") 500 Stock Index and the Dow Jones U.S. Chemicals Index. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of all dividends. The performance graph assumes an investment of $100 on December 31, 2018. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.
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
Item 6. Reserved
This item is no longer required, as the Company adopted the amendment to Item 301 of Regulation S-K contained in SEC Release No. 33-10890, which became effective on February 10, 2021.

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
•the possibility that we will not be able to timely or effectively continue to integrate the Mobility & Materials business (the "M&M Business") we acquired from DuPont de Nemours, Inc. (the "M&M Acquisition") in order to realize the anticipated benefits of the M&M Acquisition, including synergies and growth opportunities, whether as a result of difficulties arising from the operation of the M&M Business or other unanticipated delays, costs, inefficiencies or liabilities;
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
•compliance and other costs and potential disruption or interruption of production or operations due to accidents, interruptions in sources of raw materials, transportation, logistics or supply chain disruptions, cybersecurity incidents, terrorism or political unrest, public health crises (including, but not limited to, the COVID-19 pandemic), or other unforeseen events or delays in construction or operation of facilities, including as a result of geopolitical conditions, the direct or indirect consequences of acts of war or conflict (such as the Russia-Ukraine conflict or the Israel-Hamas conflict) or terrorist incidents or as a result of weather, natural disasters, or other crises;
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

Results of Operations
Financial Highlights

	Year Ended December 31,
	2023	2022	Change
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	10,940	9,673	1,267
Gross profit	2,603	2,380	223
Selling, general and administrative ("SG&A") expenses	(1,075)	(824)	(251)
Other (charges) gains, net	(68)	(8)	(60)
Gain (loss) on disposition of businesses and assets, net	505	5	500
Operating profit (loss)	1,687	1,378	309
Equity in net earnings (loss) of affiliates	102	220	(118)
Non-operating pension and other postretirement employee benefit (expense) income	(69)	17	(86)
Interest expense	(720)	(405)	(315)
Interest income	39	69	(30)
Dividend income - equity investments	126	133	(7)
Earnings (loss) from continuing operations before tax	1,183	1,421	(238)
Earnings (loss) from continuing operations	1,973	1,910	63
Earnings (loss) from discontinued operations	(9)	(8)	(1)
Net earnings (loss)	1,964	1,902	62
Net earnings (loss) attributable to Celanese Corporation	1,960	1,894	66
Other Data
Depreciation and amortization	706	462	244
SG&A expenses as a percentage of Net sales	9.8%	8.5%
Operating margin(1)	15.4%	14.2%
Other (charges) gains, net
Restructuring	(52)	(6)	(46)
Asset impairments	(15)	(14)	(1)
Plant/office closures	(1)	12	(13)
Total Other (charges) gains, net	(68)	(8)	(60)
_____________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of December 31,
	2023	2022
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,805	1,508

Short-term borrowings and current installments of long-term debt - third party and affiliates	1,383	1,306
Long-term debt, net of unamortized deferred financing costs	12,301	13,373
Total debt	13,684	14,679

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Volume	Price	Currency	Total
	(In percentages)
Engineered Materials	54	(1)	—	53
Acetyl Chain	2	(17)	—	(15)
Total Company	23	(10)	—	13
Consolidated Results
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Net sales increased $1.3 billion, or 13%, for the year ended December 31, 2023 compared to the same period in 2022 primarily due to:
•higher volume, primarily in our Engineered Materials segment related to the M&M Acquisition and the KEPCO restructuring (see Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information) and also in our Acetyl Chain segment due to increased demand for most of our products in Asia;
partially offset by:
•lower pricing, primarily in our Acetyl Chain segment as market and pricing conditions reverted from increased levels in the prior year and also in our Engineered Materials segment due to decreased energy surcharges, market considerations, and an unfavorable product mix; and
•lower volume in our Acetyl Chain segment due to decreased demand for vinyl acetate monomer ("VAM"), acid and emulsion polymers in the Western Hemisphere.
Operating profit increased $309 million, or 22%, for the year ended December 31, 2023 compared to the same period in 2022 primarily due to:
•higher Net sales in our Engineered Materials segment;
•a gain of $515 million in our Engineered Materials segment recognized on the formation of the Nutrinova joint venture (see Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information); and
•lower raw material and sourcing costs in our Acetyl Chain segment, primarily for ethylene, methanol and acid;
partially offset by:
•higher raw material costs and spending in our Engineered Materials segment as a result of additional production capacity gained through the M&M Acquisition; and
•lower Net sales in our Acetyl Chain segment.
Non-operating pension and other postretirement employee expense increased $86 million for the year ended December 31, 2023 compared to the same period in 2022 primarily due to higher interest costs of $66 million and lower expected return on plan assets of $34 million, partially offset by a decrease in recognized actuarial loss of $15 million primarily as a result of a decrease in the weighted average discount rate used to determine benefit obligations from 4.9% to 4.5%. See Note 12 - Benefit Obligations in the accompanying consolidated financial statements for further information.

Our effective income tax benefit rate for the year ended December 31, 2023 was 67% compared to 34% for the year ended 2022. The higher effective income tax benefit rate for the year ended December 31, 2023 compared to the same period in 2022 was primarily due to the relocation of certain intangible assets to better align with the acquired M&M foreign operations, the realignment of our European headquarters and principal operations to Switzerland to achieve operational efficiencies, the release of valuation allowances on U.S. foreign tax credit carryforwards, and the excess of the U.S. GAAP gain over the tax gain from the formation of the Nutrinova joint venture. See Note 15 - Income Taxes in the accompanying consolidated financial statements for further information.
Discussion of our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 and for the year ended December 31, 2021 compared to the year ended December 31, 2020, can be found in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Reports for the years ended December 31, 2022 and December 31, 2021, respectively.
Business Segments
Engineered Materials

	Year Ended December 31,			%
	2023	2022	Change	Change
	(In $ millions, except percentages)
Net sales	6,149	4,024	2,125	52.8%
Net Sales Variance
Volume	54%
Price	(1)%
Currency	—%
Operating profit (loss)	1,083	429	654	152.4%
Operating margin	17.6%	10.7%
Equity in net earnings (loss) of affiliates	83	202	(119)	(58.9)%
Depreciation and amortization	462	226	236	104.4%
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Net sales increased for the year ended December 31, 2023 compared to the same period in 2022 primarily due to:
•higher volume, primarily related to the M&M Acquisition and the KEPCO restructuring (see Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information);
partially offset by:
•lower pricing for most of our products, primarily due to decreased energy surcharges, market considerations, and an unfavorable product mix, particularly in Asia and Europe.
Operating profit increased for the year ended December 31, 2023 compared to the same period in 2022 primarily due to:
•higher Net sales; and
•a gain of $515 million recognized on the formation of the Nutrinova joint venture (see Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information);
partially offset by:
•higher raw material costs as a result of additional production capacity gained through the M&M Acquisition; and
•higher spending of $558 million as a result of the M&M Acquisition, which includes selling and administrative, distribution and operating costs.

Equity in net earnings (loss) of affiliates decreased for the year ended December 31, 2023 compared to the same period in 2022 primarily due to:
•losses from our DuPont Teijin Films strategic affiliates due to restructuring; and
•a decrease in equity investment in earnings of $35 million from our Ibn Sina strategic affiliate, primarily as a result of reduced oil prices.
Depreciation and amortization, which is included in Operating profit, increased for the year ended December 31, 2023 compared to the same period in 2022 primarily as a result of the M&M Acquisition.
Acetyl Chain

	Year Ended December 31,			%
	2023	2022	Change	Change
	(In $ millions, except percentages)
Net sales	4,884	5,743	(859)	(15.0)%
Net Sales Variance
Volume	2%
Price	(17)%
Currency	—%
Operating profit (loss)	1,109	1,447	(338)	(23.4)%
Operating margin	22.7%	25.2%
Dividend income - equity investments	124	132	(8)	(6.1)%
Depreciation and amortization	217	213	4	1.9%
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Net sales decreased for the year ended December 31, 2023 compared to the same period in 2022 primarily due to:
•lower pricing for most of our products, primarily VAM, acid and emulsion polymers, as market and pricing conditions reverted from increased levels in the prior year particularly in Asia and Europe; and
•lower volume due to decreased demand for VAM, acid and emulsion polymers in the Western Hemisphere;
partially offset by:
•higher pricing for acetate tow; and
•higher volume due to increased demand for most of our products, primarily in Asia.
Operating profit decreased for the year ended December 31, 2023 compared to the same period in 2022 primarily due to:
•lower Net sales;
partially offset by:
•lower raw material and sourcing costs, primarily for ethylene, methanol and acid.

Other Activities

	Year Ended December 31,			%
	2023	2022	Change	Change
	(In $ millions, except percentages)
Operating profit (loss)	(505)	(498)	(7)	(1.4)%
Non-operating pension and other postretirement employee benefit (expense) income	(68)	17	(85)	(500.0)%
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Operating loss increased for the year ended December 31, 2023 compared to the same period in 2022 primarily due to:
•higher functional spending of $106 million, primarily related to additional sites and employees gained through the M&M Acquisition;
partially offset by:
•lower merger and acquisition project spending of $66 million; and
•a favorable currency impact of $33 million.
Non-operating pension and other postretirement employee expense increased for the year ended December 31, 2023 compared to the same period in 2022 primarily due to:
•higher interest costs of $66 million and lower expected return on plan assets of $34 million, partially offset by a decrease in recognized actuarial loss of $15 million primarily as a result of a decrease in the weighted average discount rate used to determine benefit obligations from 4.9% to 4.5%. See Note 12 - Benefit Obligations in the accompanying consolidated financial statements for further information.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facility. As of December 31, 2023, we have $1.75 billion available for borrowing under our senior U.S. unsecured revolving credit facility and $34 million available for borrowing under our separate China Revolving Credit Facility (defined below), if required, in meeting our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $1.8 billion as of December 31, 2023. We are actively managing our business to maintain cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
On October 31, 2023, we announced the planned closure of our Polyamide 66 ("PA66") and High-Performance Nylon ("HPN") polymerization units at our facility in Uentrop, Germany to optimize production costs across our global network. These operations are included in the Engineered Materials segment and we expect to complete the closure in 2024. We expect to incur additional exit and shutdown costs related to the closure of the PA66 and HPN polymerization units in Uentrop, Germany of approximately $70 million in 2024, inclusive of estimated employee termination costs.
On September 27, 2023, we formed a food ingredients joint venture with Mitsui & Co., Ltd. ("Mitsui") under the name Nutrinova. We contributed receivables, inventory, property, plant and equipment, certain other assets, liabilities, technology and employees of our food ingredients business while retaining a 30% interest in the joint venture. Mitsui acquired the remaining 70% interest in the food ingredients business for a purchase price of $503 million, subject to transaction adjustments. We accounted for our interest in the joint venture as an equity method investment, and our portion of the results will continue to be included in the Engineered Materials segment. For further information regarding the food ingredients joint venture, see Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements.
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
Our incurrence of debt to finance the purchase price for the M&M Acquisition has increased our leverage and our ratio of indebtedness to consolidated EBITDA as set forth in our senior unsecured credit facilities. We believe that cash flows from our operations, together with synergy opportunities from the M&M Acquisition and cost reduction initiatives, will support our deleveraging efforts over the next few years. In furtherance of these deleveraging efforts, we have paused our share repurchase program and are in the process of evaluating additional cash generation opportunities which may also include, in addition to the food ingredients joint venture described above, additional opportunistic dispositions or monetization of other product or business lines or other assets. We are committed to rapid deleveraging and to maintaining our investment grade debt rating.
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
Total capital expenditures were $568 million for the year ended December 31, 2023. We continue to prioritize projects that drive growth and productivity in the near term and expect total capital expenditures to be approximately $400 million in 2024, primarily due to certain investments in growth opportunities and productivity improvements. In Engineered Materials, at our Nanjing, China facility, our expansions of (1) the compounding plant and (2) the new liquid crystal polymer ("LCP") plant are on schedule and in construction, and at our Bishop, Texas facility, our debottleneck of the ultra-high molecular weight polyethylene ("UHMW-PE") unit is on schedule and in detailed engineering design/construction. Our energy optimization productivity project at our polyoxymethylene ("POM") unit in Frankfurt, Germany is in detailed engineering design. In the Acetyl Chain, our planned expansion of our acetic acid unit at Clear Lake, Texas is on track to be commissioned and started in the first quarter of 2024. The other major projects that support the Acetyl Chain are in various stages of construction or commissioning and on schedule. These projects include our planned expansions of (1) our vinyl acetate ethylene ("VAE") emulsions units in Nanjing, China, and (2) our VAE emulsion plant in Frankfurt, Germany. The sustainable production of methanol ("MeOH") through carbon capture utilization at our Fairway joint venture MeOH unit in Clear Lake, Texas, using captured carbon dioxide as feedstock, was successfully commissioned and started in December 2023. The announced expansion of our vinyl acetate monomer ("VAM") plant in Bay City, Texas is on temporary hold. We continue to see the incremental capacity from investments made in recent years strengthen the growth and reliability of our manufacturing network reliability to best serve our customers.
We did not repurchase any Common Stock during the year ended December 31, 2023.
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
We remain in compliance with the covenants in the existing Global Credit Agreements (defined below, and as amended to date) and expect to remain in compliance based on our current expectation of future results of operations and planned cash generation activities. If the actual future results of our operations and cash generation activities differ materially from these expectations, we may be required to seek an amendment to or waiver of any impacted covenants, which may increase our borrowing costs under the existing Global Credit Agreements.

Cash Flows
Cash and cash equivalents increased $297 million to $1.8 billion as of December 31, 2023 compared to December 31, 2022. As of December 31, 2023, $1.5 billion of the $1.8 billion of cash and cash equivalents was held by our foreign subsidiaries. Under the Tax Cuts and Jobs Act, we have incurred a prior year charge associated with the deemed repatriation of previously unremitted foreign earnings, including foreign held cash. These funds are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations. See Note 15 - Income Taxes in the accompanying consolidated financial statements for further information.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $80 million to $1.9 billion for the year ended December 31, 2023 compared to $1.8 billion for the same period in 2022, primarily due to:
•favorable trade working capital of $642 million, primarily related to inventory reduction due to aligning inventory and production levels to demand and lower raw materials and inventory costs, and the timing of settlement of trade payables and collections of trade receivables during the year ended December 31, 2023; and
•cash receipts of non-trade receivables of $346 million, primarily related to the receivable balances arising from the M&M Acquisition and other transaction activities;
partially offset by:
•an increase in cash interest paid of $639 million related primarily to the debt incurred to finance the M&M Acquisition; and
•a decrease in earnings performance, net of the gain recognized on the formation of the Nutrinova joint venture (see Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information).
•Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $11.0 billion to $134 million for the year ended December 31, 2023 compared to $11.1 billion for the same period in 2022, primarily due to:
•a cash outflow of $10.6 billion related to the M&M Acquisition in November 2022, which did not recur in the current year. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information; and
•a cash inflow of $461 million related to the formation of the Nutrinova joint venture (see Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information).
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $11.7 billion to $1.5 billion for the year ended December 31, 2023 compared to net cash provided by financing activities of $10.3 billion for the same period in 2022, primarily due to:
•a decrease in net proceeds of long-term debt, primarily due to the Tender Offer (defined below) of $2.25 billion, payment in full of the 3-year Term Loans (defined below) of $750 million, repayment at maturity of the 1.125% senior unsecured notes during the year ended December 31, 2023, and issuance of the Acquisition Notes (defined below), borrowings under the 3-year and 5-year Term Loans (defined below) during the year ended December 31, 2022 (see Note 11 - Debt in the accompanying consolidated financial statements for further information), which did not recur in the current year; and
•an increase in net payments on short-term debt, primarily as a result of payments on our revolving credit facilities and payment in full of the 364-day Term Loans (defined below);

partially offset by:
•an increase in net proceeds of long-term debt, primarily due to the 2023 Offering (defined below) of $3.0 billion in principal amount during the year ended December 31, 2023 and repayment at maturity of the 4.625% senior unsecured notes during the year ended December 31, 2022; and
•a decrease in net payments on short-term debt, primarily due to borrowings on our revolving credit facilities and China Working Capital Term Loan Agreement (defined below) during the year ended December 31, 2023 and borrowing under the senior unsecured revolving credit facility related to the M&M Acquisition in November 2022.
In addition, exchange rates had an unfavorable impact of $12 million on cash and cash equivalents and a favorable impact of $4 million on cash and cash equivalents for the years ended December 31, 2023 and 2022, respectively.
Debt and Other Obligations
•Senior Credit Facilities
In March 2022, we entered into a term loan credit agreement (the "March 2022 U.S. Term Loan Credit Agreement"), pursuant to which lenders provided a tranche of delayed-draw term loans due 364 days from issuance in an amount equal to $500 million (the "364-day Term Loans") and a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion (the "5-year Term Loans"). In September 2022, we entered into an additional term loan credit agreement (the "September 2022 U.S. Term Loan Credit Agreement" and, together with the March 2022 U.S. Term Loan Credit Agreement, the "U.S. Term Loan Credit Agreements"), pursuant to which lenders have provided delayed-draw term loans due 3 years from issuance in an amount equal to $750 million (the "3-year Term Loans" and collectively with the 364-day Term Loans and the 5-year Term Loans, the "U.S. Term Loan Facility"). The U.S. Term Loan Facility was fully drawn during the three months ended December 31, 2022. The 364-day Term Loans and 3-year Term Loans have been fully repaid.
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
On February 21, 2023 and February 16, 2024, we amended certain covenants in the U.S. Credit Agreements, including financial ratio maintenance covenants.
On August 9, 2023, we amended certain covenants in the March 2022 U.S. Term Loan Credit Agreement to permit refinancing certain senior notes without requiring a mandatory prepayment under the March 2022 U.S. Term Loan Credit Agreement.
The March 2022 U.S. Term Loan Credit Agreement and the U.S. Revolving Credit Agreement are, and the September 2022 U.S. Term Loan Credit Agreement was, guaranteed by Celanese, Celanese U.S. and domestic subsidiaries together representing substantially all of the Company's U.S. assets and business operations (the "Subsidiary Guarantors").
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
On January 6, 2023, CSIT entered into a senior unsecured working capital loan contract for CNY800 million (the "China Working Capital Term Loan Agreement," together with the China Revolving Credit Agreement, the "China Credit Agreements," and the China Credit Agreements together with the U.S. Credit Agreements, the "Global Credit Agreements"), payable 12 months from withdrawal date and bearing interest at 0.5% less than certain interbank rates. The loan under the China Working Capital Term Loan Agreement was fully drawn on January 10, 2023 and was supported by a letter of comfort from us. We expect the China Credit Agreements will facilitate our efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of our U.S. debt to China at a lower average interest rate.

•Senior Notes
We have outstanding senior unsecured notes, issued in public offerings registered under the Securities Act of 1933 ("Securities Act"), as amended, as follows (collectively, the "Senior Notes"):

Senior Notes	Issue Date	Principal	Interest Rate	Interest Pay Dates		Maturity Date
		(In millions)	(In percentages)
3.500% Notes	May 2019	$500	3.500	May 8	November 8	May 8, 2024
5.900% Notes	July 2022	$2,000	5.900	January 5	July 5	July 5, 2024
1.250% Notes	December 2017	€300	1.250	February 11		February 11, 2025
6.050% Notes	July 2022	$1,750	6.050	March 15	September 15	March 15, 2025
4.777% Notes	July 2022	€1,000	4.777	July 19		July 19, 2026
1.400% Notes	August 2021	$400	1.400	February 5	August 5	August 5, 2026
2.125% Notes	November 2018	€500	2.125	March 1		March 1, 2027
6.165% Notes	July 2022	$2,000	6.165	January 15	July 15	July 15, 2027
0.625% Notes	September 2021	€500	0.625	September 10		September 10, 2028
6.350% Notes	August 2023	$1,000	6.350	May 15	November 15	November 15, 2028
5.337% Notes	July 2022	€500	5.337	January 19		January 19, 2029
6.330% Notes	July 2022	$750	6.330	January 15	July 15	July 15, 2029
6.550% Notes	August 2023	$999	6.550	May 15	November 15	November 15, 2030
6.379% Notes	July 2022	$1,000	6.379	January 15	July 15	July 15, 2032
6.700% Notes	August 2023	$1,000	6.700	May 15	November 15	November 15, 2033
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
In July 2022, Celanese U.S. completed an offering of $7.5 billion aggregate principal amount of notes of various maturities in a public offering registered under the Securities Act (the "Acquisition USD Notes"). Also in July 2022, Celanese U.S. completed an offering of €1.5 billion in aggregate principal amount of euro-denominated senior unsecured notes in a public offering registered under the Securities Act (collectively, the "Acquisition Euro Notes" and together with the Acquisition USD Notes, the "Acquisition Notes"). Fees and expenses of the offering of the Acquisition Notes, inclusive of underwriting discounts, were $65 million. Net proceeds from the sale of the Acquisition Notes were used to fund the purchase price for the M&M Acquisition, with any remaining proceeds being used for general corporate purposes.
The entry into the U.S. Term Loan Credit Agreements and the offerings of the Acquisition Notes reduced availability under the Bridge Facility to zero, and we terminated the Bridge Facility. During the year ended December 31, 2022, we paid $66 million in fees related to the Bridge Facility commitment, amortizing these fees to interest expense.
On August 24, 2023, Celanese U.S. completed an offering of $3.0 billion aggregate principal amount of senior unsecured notes of various maturities in a public offering registered under the Securities Act (the "2023 Offering"). Deferred financing costs related to the 2023 Offering, including underwriting discounts, were $26 million.
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
The net proceeds from the 2023 Offering were used (i) to fund the Tender Offer and (ii) for the repayment of other outstanding indebtedness, including the payment in full of the 364-day Term Loans and the 3-year Term Loans.

•Accounts Receivable Securitization Facility
On June 1, 2023, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $1.4 billion and $1.1 billion of accounts receivable under this agreement for the years ended December 31, 2023 and 2022, respectively, and collected $1.3 billion and $1.1 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $109 million were pledged by the SPE as collateral to the Purchasers as of December 31, 2023.
•Factoring and Discounting Agreements
We have factoring agreements in Europe and Singapore with financial institutions. We de-recognized $423 million and $320 million of accounts receivable under these factoring agreements for the years ended December 31, 2023 and 2022, respectively, and collected $407 million and $325 million of accounts receivable sold under these factoring agreements during the same periods.
In March 2021, we entered into a letter of credit discounting agreement in Singapore with a financial institution. We de-recognized $8 million and $50 million of accounts receivable under this agreement for the years ended December 31, 2023 and 2022, respectively.
On December 15, 2023, we entered into a Master Discounting Agreement (the "Master Discounting Agreement") with a financial institution in China to discount, on a non-recourse basis, banker's acceptance drafts ("BADs"), classified as accounts receivable. We received $45 million from the accounts receivable transferred under the Master Discounting Agreement as of December 31, 2023. The impacts of discounting are not material to the Company's results of operations, cash flows or financial position.
Our material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. We are in compliance with all of the covenants related to our debt agreements as of December 31, 2023. On February 21, 2023 and February 16, 2024, we amended certain covenants, including the financial ratio covenant, included in the U.S. Credit Agreements.
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
The Parent Guarantor and the Subsidiary Guarantors have guaranteed the Senior Notes on a full and unconditional, joint and several, senior unsecured basis. The guarantees are subject to certain customary release provisions, including that a Subsidiary Guarantor will be released from its respective guarantee in specified circumstances, including (i) the sale or transfer of all of its assets or capital stock; (ii) its merger or consolidation with, or transfer of all or substantially all of its assets to, another person; or (iii) its ceasing to be a majority-owned subsidiary of the Issuer in connection with any sale of its capital stock or other transaction. Additionally, a Subsidiary Guarantor will be released from its guarantee of the Senior Notes at such time that it ceases to guarantee the Issuer's obligations under the existing U.S. Credit Agreements (subject to the satisfaction of customary document delivery requirements). The obligations of the Subsidiary Guarantors under their guarantees are limited as necessary to prevent such guarantees from constituting a fraudulent conveyance or fraudulent transfer under applicable law.
The Parent Guarantor and the Issuer are holding companies that conduct substantially all of their operations through their subsidiaries, which own substantially all of our consolidated assets. The Parent Guarantor holds the stock of its immediate 100% owned subsidiary, the Issuer, but has no material consolidated assets. The principal source of cash to pay the Parent Guarantor's and the Issuer's obligations, including obligations under the Senior Notes and the guarantee of the Issuer's obligations under the existing U.S. Credit Agreements, is the cash that our subsidiaries generate from their operations. Each of the Subsidiary Guarantors and our non-guarantor subsidiaries is a distinct legal entity and, under certain circumstances, applicable country or state laws, regulatory limitations and terms of other debt instruments may limit our subsidiaries' ability to distribute cash to the Issuer and the Parent Guarantor.

For cash management purposes, we transfer cash among the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. While the non-guarantor subsidiaries do not guarantee the Issuer's obligations under our outstanding debt, the transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Senior Notes, the existing U.S. Credit Agreements, other outstanding debt, Common Stock dividends and Common Stock repurchases.
The summarized financial information of the Obligor Group is presented below on a combined basis after the elimination of: (i) intercompany transactions among such entities and (ii) equity in earnings from and investments in the non-guarantor subsidiaries. Transactions with, and amounts due to or from, non-guarantor subsidiaries and affiliates are separately disclosed.

Year Ended December 31, 2023
(In $ millions)
Net sales to third parties	1,826
Net sales to non-guarantor subsidiaries	1,048
Total net sales	2,874
Gross profit	561
Earnings (loss) from continuing operations	1,464
Net earnings (loss)	1,456
Net earnings (loss) attributable to the Obligor Group	1,456

	As of December 31,
	2023	2022
	(In $ millions)
Receivables from non-guarantor subsidiaries	787	754
Other current assets	2,245	1,588
Total current assets	3,032	2,342
Goodwill	536	567
Other noncurrent assets	3,289	2,718
Total noncurrent assets	3,825	3,285
Current liabilities due to non-guarantor subsidiaries	2,993	2,100
Current liabilities due to affiliates	6	2
Other current liabilities	1,940	2,201
Total current liabilities	4,939	4,303
Noncurrent liabilities due to non-guarantor subsidiaries	3,365	3,400
Other noncurrent liabilities	13,007	13,842
Total noncurrent liabilities	16,372	17,242
Share Capital
On February 7, 2024, we declared a quarterly cash dividend of $0.70 per share on our Common Stock amounting to approximately $76 million. The cash dividend will be paid on March 5, 2024 to holders of record as of February 20, 2024.
Our Board of Directors has authorized the aggregate repurchase of $6.9 billion of our Common Stock since February 2008. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date. During the year ended December 31, 2023, we did not repurchase any shares of our Common Stock. As of December 31, 2023, we had $1.1 billion remaining under authorizations by our Board of Directors.
See Note 14 - Shareholders' Equity in the accompanying consolidated financial statements for further information.

Contractual Obligations, Guarantees and Commitments
We calculated $3.3 billion of all future interest payments on debt and other obligations using the rate in effect on December 31, 2023 and $495 million of all future pension and other postretirement funding obligations. We have directly guaranteed various debt obligations under agreements with third parties related to certain equity affiliates. As of December 31, 2023, we have directly guaranteed $145 million and €31 million of such obligations.
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
Market Risks
See Item 7A. Quantitative and Qualitative Disclosure about Market Risk for further information.
Business Environment
We continued to experience destocking in addition to volatile underlying demand conditions across several end-markets in 2023. We continue to closely monitor the impact of, and responses to, geopolitical effects on demand conditions and the supply chain. Demand conditions and moderating raw material costs resulted in elevated industry competitive dynamics and continuing pricing pressure across end-markets. We expect demand challenges to persist and to pressure pricing, which effects we anticipate to be partially offset by improvement in input costs across the year.
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
When assessing the recoverability of goodwill and other indefinite-lived intangible assets, we may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit or another indefinite-lived intangible asset is less than its carrying amount. The qualitative evaluation is an assessment of multiple factors, including the current operating environment, financial performance and market considerations. We may elect to bypass the qualitative assessment for some or all of our reporting units or other indefinite-lived intangible assets and proceed directly to a quantitative analysis depending on the facts and circumstances.
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
Management tests other indefinite-lived intangible assets quantitatively utilizing the relief from royalty method under the income approach to determine the estimated fair value for each indefinite-lived intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, tax rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates, tax rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment.
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

The estimated change in pension net periodic benefit cost and projected benefit obligations that would occur in 2024 from a change in the indicated assumptions are as follows:

	Change in Rate	Impact on Net Periodic Benefit Cost	Impact on Projected Benefit Obligations
		(In $ millions)
U.S. Pension Benefits
Decrease in the discount rate	0.5%	(6)	84
Decrease in the long-term expected rate of return on plan assets(1)	0.5%	10	N/A
Non-U.S. Pension Benefits
Decrease in the discount rate	0.5%	(1)	59
Decrease in the long-term expected rate of return on plan assets	0.5%	3	N/A
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
•Foreign Currency Forwards and Swaps
A portion of our assets, liabilities, net sales and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in the value of these currencies against the U.S. dollar can have a direct and material impact on the business and financial results. Our largest exposures are to the euro and Chinese yuan ("CNY"). A decline in the value of the euro and CNY versus the U.S. dollar results in a decline in the U.S. dollar value of our sales and earnings denominated in euros and CNYs. Likewise, an increase in the value of the euro and CNY versus the U.S. dollar would result in an opposite effect. We estimate that a 10% change in the euro/U.S. dollar and CNY/U.S. dollar exchange rates would impact our earnings by $19 million and $31 million, respectively.
Item 8.  Financial Statements and Supplementary Data
The selected quarterly financial data is no longer required, as the Company adopted the amendment to Item 302 of Regulation S-K contained in SEC Release No. 33-10890, which became effective on February 10, 2021. There were no material retrospective changes to any quarters in the two most recent fiscal years that would require this disclosure.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report. Based on that evaluation, as of December 31, 2023, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows on page 62.

Item 9B.  Other Information
(c) Trading Plans
During the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans or "non-Rule 10b5-1 trading arrangements" as defined in Item 408 of Regulation S-K, except as described in the table below:

Type of Trading Arrangement
Name and Position	Action	Applicable Date	Rule 10b5-1*	Non-Rule 10b5-1**	Aggregate Number of Shares of Common Stock to be Sold	Aggregate Number of Shares of Common Stock to be Purchased	Duration of Trading Arrangement(1)
Scott A. Richardson, Executive Vice President and Chief Operating Officer	Adoption	December 13, 2023	x		4,000	–	March 14, 2024 - June 28, 2024
______________________________
*     Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**   "Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1)    The plan expires on June 28, 2024, or upon the earlier completion of all authorized transactions under the plan.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference from the subsections of "Governance," captioned "Item 1: Election of Directors," "Director Nominees," "Board and Committee Governance," "Additional Governance Matters" and the sections "Stock Ownership Information" and "Questions and Answers — Company Documents, Communications and Shareholder Proposals" sections of the Company's definitive proxy statement for the 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2024 Proxy Statement"). With regard to the information required by this Item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in the 2024 Proxy Statement under "Delinquent Section 16(a) Reports" and such disclosure, if any, is incorporated herein by reference. Information about executive officers of the Company is contained in Part I of this Annual Report.
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
Item 11.  Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the section "Governance – Director Compensation" and the subsections of "Executive Compensation" captioned "Compensation Discussion and Analysis," "Compensation Risk Assessment," "Compensation and Management Development Committee Report," "Compensation Tables," "CEO Pay Ratio" and "Pay Versus Performance" of the 2024 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information with respect to beneficial ownership and equity compensation plans required by this Item 12 is incorporated herein by reference from the subsections of "Stock Ownership Information" captioned "Principal Shareholders and Beneficial Owners" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2024 Proxy Statement.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the "Governance — Director Independence and Related Person Transactions" section of the 2024 Proxy Statement.
Item 14.  Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor Firm ID: 185.
The information required by this Item 14 is incorporated herein by reference from the "Audit Matters — Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm" section of the 2024 Proxy Statement.

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

4.4
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

Exhibit Number
Description

4.5
Ninth Supplemental Indenture, dated as of May 8, 2019, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 8, 2019).

4.6
Tenth Supplemental Indenture, dated as of August 5, 2021, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on From 8-K filed with the SEC on August 5, 2021).

4.7
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

4.8
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

4.9
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

4.10
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

10.1(b)
Second Amendment to Credit Agreement, dated as of February 16, 2024, by and among Celanese Corporation, Celanese US Holdings LLC, Celanese Europe B.V., the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Credit Agreement dated as of March 18, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 20, 2024).

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

Exhibit Number
Description

10.2(b)
Second Amendment to Credit Agreement, dated as of August 9, 2023, by and among Celanese Corporation, Celanese US Holdings LLC, the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Term Loan Credit Agreement dated as of March 18, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q file with the SEC on November 8, 2023).

10.2(c)
Third Amendment to Credit Agreement, dated as of February 16, 2024, by and among Celanese Corporation, Celanese US Holdings LLC, the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Term Loan Credit Agreement dated as of March 18, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 20, 2024).

10.3‡	Celanese Corporation 2008 Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on February 29, 2008).

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

10.4(c)‡
Amendment Number Three to the Celanese Corporation 2008 Deferred Compensation Plan dated October 31, 2019 (incorporated by reference to Exhibit 10.4(c) to the Annual Report on Form 10-K filed with the SEC on February 6, 2020).

10.4(d)‡
Amendment Number Four to the Celanese Corporation Deferred Compensation Plan dated February 5, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.4(e)‡
Amendment Number Five to the Celanese Corporation Deferred Compensation Plan dated December 28, 2020 incorporated by reference to Exhibit 10.2(e) to the Annual Report on Form 10-K filed with the SEC on February 11, 2021).

10.5‡	Celanese Corporation 2009 Employee Stock Purchase Program (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on April 23, 2009).

10.6‡
Celanese Corporation Amended and Restated 2018 Global Incentive Plan, effective as of April 20, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 25, 2023).

10.7(a)‡
Form of 2021 Executive Officer Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2021).

10.7(b)‡	Form of 2021 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on April 23, 2021).

10.7(c)‡
Form of 2021 Time-Based Restricted Stock Unit Award Agreement(for non-employee directors (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 23, 2021).

10.7(d)‡	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2022).

10.7(e)‡
Form of 2022 Performance-Based Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2022).

10.7(f)‡	Form of 2022 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2022).

10.7(g)‡
Form of 2022 Time-Based Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2022).

10.7(h)‡
Form of 2022 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2022).

10.7(i)‡	Form of 2023 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023).

Exhibit Number
Description

10.7(j)‡
Form of 2023 Performance-Based Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023).

10.7(k)‡	Form of 2023 Time-Based Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023).

10.7(l)‡	Form of 2023 Time-Based Stock Option Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023).

10.7(m)‡
Form of 2023 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

10.8(a)‡	Executive Severance Benefits Plan, amended effective February 6, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 12, 2013).

10.8(b)‡	Executive Severance Benefits Plan, amended effective October 18, 2017 (incorporated by reference to Exhibit 10.9(b) the Annual Report on Form 10-K filed with the SEC on February 9, 2018).

10.8(c)‡	Executive Severance Benefits Plan, amended effective February 5, 2020 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.9(a)*‡	Agreement and General Release, dated November 1, 2023 between Celanese Corporation and Anne L. Puckett.

10.9(b)‡
Amended and Restated Offer Letter, dated February 5, 2020, between Celanese Corporation and Lori J. Ryerkerk (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.9(c)‡
Settlement Agreement, dated February 13, 2023, between Celanese Corporation and John Fotheringham (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

10.10(a)‡
Form of Amended and Restated Change in Control Agreement between Celanese Corporation and Lori J. Ryerkerk (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.10(b)‡
Form of Amended and Restated Change in Control Agreement between Celanese Corporation and participant, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.10(b).1*‡	Amended Schedule of Participants to Form of Non-CEO Amended and Restated Change in Control Agreement.

10.11‡
Form of Long-Term Incentive Claw-Back Agreement between Celanese Corporation and award recipient (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed with the SEC on January 26, 2009).

10.12‡
Celanese Americas Supplemental Retirement Savings Plan, as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.14(a) to the Annual Report on Form 10-K filed with the SEC on February 6, 2015).

10.12(a)‡
Amendment Number One to the Celanese Americas Supplemental Retirement Savings Plan, as amended and restated effective January 1, 2014, dated December 28, 2020 (incorporated by reference to Exhibit 10.11(a) to the Annual Report on Form 10-K filed with the SEC on February 11, 2021).

10.13‡
Celanese Americas Supplemental Retirement Pension Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the SEC on February 6, 2020).

10.13(a)‡
First Amendment to the Celanese Americas Supplemental Retirement Pension Plan, as amended and restated effective January 1, 2009, dated as of July 22, 2013 (incorporated by reference to Exhibit 10.15(a) to the Annual Report on Form 10-K filed with the SEC on February 6, 2020).

10.13(b)‡
Amendment Number Two to the Celanese Americas Supplemental Retirement Pension Plan, as amended and restated effective January 1, 2009, dated as of February 5, 2020 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.14*‡	Summary of Non-Employee Director Compensation.

21.1*	List of Subsidiaries of Celanese Corporation.

Exhibit Number
Description

22.1*	List of Guarantor Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm of Celanese Corporation, KPMG LLP.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Celanese Corporation Incentive-Based Compensation Recoupment (Clawback) Policy.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Name:	Lori J. Ryerkerk
Title:	Chair of the Board of Directors, Chief Executive Officer and President

Date:	February 23, 2024
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chuck B. Kyrish and Aaron M. McGilvray, and each of them, his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that any such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that such said attorney-in-fact, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LORI J. RYERKERK	Chair of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	February 23, 2024
Lori J. Ryerkerk

/s/ CHUCK B. KYRISH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2024
Chuck B. Kyrish

/s/ AARON M. MCGILVRAY	Vice President, Finance, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2024
Aaron M. McGilvray

/s/ JEAN S. BLACKWELL	Director	February 23, 2024
Jean S. Blackwell

/s/ WILLIAM M. BROWN	Director	February 23, 2024
William M. Brown

/s/ EDWARD G. GALANTE	Director	February 23, 2024
Edward G. Galante

/s/ KATHRYN M. HILL	Director	February 23, 2024
Kathryn M. Hill

/s/ DAVID F. HOFFMEISTER	Director	February 23, 2024
David F. Hoffmeister

Signature	Title	Date

/s/ JAY V. IHLENFELD	Director	February 23, 2024
Jay V. Ihlenfeld

/s/ DEBORAH J. KISSIRE	Director	February 23, 2024
Deborah J. Kissire

/s/ MICHAEL KOENIG	Director	February 23, 2024
Michael Koenig

/s/ GANESH MOORTHY	Director	February 23, 2024
Ganesh Moorthy

/s/ KIM K.W. RUCKER	Director	February 23, 2024
Kim K.W. Rucker

CELANESE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Celanese Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Celanese Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the Company's application of multinational income tax regulations
As discussed in Note 15 to the consolidated financial statements, the Company recorded $790 million of income tax benefit for the year ended December 31, 2023. Because of the multinational presence, the Company's effective income tax rate and related income tax attributes are significantly impacted by tax regulations in certain operating locations. As a result, the Company continuously monitors, evaluates, and responds to these impacts.
We identified the evaluation of the Company's ongoing assessment and application of multinational income tax regulations as a critical audit matter. This was due to the complex, subjective and evolving nature of tax regulations, the steps taken by the Company to interpret and respond to changes in the tax environment, and taxing authorities' collective impacts on the Company's consolidated income tax computations. As a result, a high degree of auditor judgment and the use of income tax professionals with specialized skills and knowledge were required to 1) evaluate significant income tax regulations, including changes thereto, 2) assess the application of the taxing authorities' regulations of the Company's business operations, and 3) evaluate the Company's accounting for income taxes pertaining to significant transactions and restructurings.
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
Dallas, Texas
February 23, 2024

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(In $ millions, except share and per share data)
Net sales	10,940	9,673	8,537
Cost of sales	(8,337)	(7,293)	(5,855)
Gross profit	2,603	2,380	2,682
Selling, general and administrative expenses	(1,075)	(824)	(633)
Amortization of intangible assets	(164)	(62)	(25)
Research and development expenses	(146)	(112)	(86)
Other (charges) gains, net	(68)	(8)	3
Foreign exchange gain (loss), net	32	(1)	2
Gain (loss) on disposition of businesses and assets, net	505	5	3
Operating profit (loss)	1,687	1,378	1,946
Equity in net earnings (loss) of affiliates	102	220	146
Non-operating pension and other postretirement employee benefit (expense) income	(69)	17	106
Interest expense	(720)	(405)	(91)
Refinancing expense	(7)	—	(9)
Interest income	39	69	8
Dividend income - equity investments	126	133	147
Other income (expense), net	25	9	(5)
Earnings (loss) from continuing operations before tax	1,183	1,421	2,248
Income tax (provision) benefit	790	489	(330)
Earnings (loss) from continuing operations	1,973	1,910	1,918
Earnings (loss) from operation of discontinued operations	(12)	(9)	(27)
Income tax (provision) benefit from discontinued operations	3	1	5
Earnings (loss) from discontinued operations	(9)	(8)	(22)
Net earnings (loss)	1,964	1,902	1,896
Net (earnings) loss attributable to noncontrolling interests	(4)	(8)	(6)
Net earnings (loss) available to Celanese Corporation	1,960	1,894	1,890
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	1,969	1,902	1,912
Earnings (loss) from discontinued operations	(9)	(8)	(22)
Net earnings (loss)	1,960	1,894	1,890
Earnings (loss) per common share - basic
Continuing operations	18.09	17.55	17.19
Discontinued operations	(0.08)	(0.07)	(0.20)
Net earnings (loss) - basic	18.01	17.48	16.99
Earnings (loss) per common share - diluted
Continuing operations	18.00	17.41	17.06
Discontinued operations	(0.08)	(0.07)	(0.20)
Net earnings (loss) - diluted	17.92	17.34	16.86
Weighted average shares - basic	108,848,962	108,380,082	111,224,017
Weighted average shares - diluted	109,379,664	109,235,376	112,084,412
See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
	(In $ millions)
Net earnings (loss)	1,964	1,902	1,896
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(213)	(217)	(11)
Gain (loss) on derivative hedges	(6)	21	13
Pension and postretirement benefits	(7)	7	(3)
Total other comprehensive income (loss), net of tax	(226)	(189)	(1)
Total comprehensive income (loss), net of tax	1,738	1,713	1,895
Comprehensive (income) loss attributable to noncontrolling interests	(4)	(8)	(6)
Comprehensive income (loss) attributable to Celanese Corporation	1,734	1,705	1,889
See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	1,805	1,508
Trade receivables - third party and affiliates	1,243	1,379
Non-trade receivables, net	541	675
Inventories	2,357	2,808
Other assets	272	241
Total current assets	6,218	6,611
Investments in affiliates	1,220	1,062
Property, plant and equipment (net of accumulated depreciation - 2023: $4,080; 2022: $3,687)	5,584	5,584
Operating lease right-of-use assets	422	413
Deferred income taxes	1,677	808
Other assets	524	547
Goodwill	6,977	7,142
Intangible assets, net	3,975	4,105
Total assets	26,597	26,272
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,383	1,306
Trade payables - third party and affiliates	1,510	1,518
Other liabilities	1,154	1,201
Income taxes payable	25	43
Total current liabilities	4,072	4,068
Long-term debt, net of unamortized deferred financing costs	12,301	13,373
Deferred income taxes	999	1,242
Uncertain tax positions	300	322
Benefit obligations	457	411
Operating lease liabilities	325	364
Other liabilities	591	387
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2023 and 2022: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2023: 170,476,740 issued and 108,906,426 outstanding; 2022: 170,135,425 issued and 108,473,932 outstanding)	—	—
Treasury stock, at cost (2023: 61,570,314 shares; 2022: 61,661,493 shares)	(5,488)	(5,491)
Additional paid-in capital	394	372
Retained earnings	12,929	11,274
Accumulated other comprehensive income (loss), net	(744)	(518)
Total Celanese Corporation shareholders' equity	7,091	5,637
Noncontrolling interests	461	468
Total equity	7,552	6,105
Total liabilities and equity	26,597	26,272
See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	108,473,932	—	108,023,735	—	114,168,464	—
Stock option exercises	968	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	(6,556,378)	—
Stock awards	431,526	—	450,197	—	411,649	—
Balance as of the end of the period	108,906,426	—	108,473,932	—	108,023,735	—
Treasury Stock
Balance as of the beginning of the period	61,661,493	(5,491)	61,736,289	(5,492)	55,234,515	(4,494)
Purchases of treasury stock, including related fees	—	—	—	—	6,556,378	(1,000)
Issuance of treasury stock under stock plans	(91,179)	3	(74,796)	1	(54,604)	2
Balance as of the end of the period	61,570,314	(5,488)	61,661,493	(5,491)	61,736,289	(5,492)
Additional Paid-In Capital
Balance as of the beginning of the period		372		333		257
Stock-based compensation, net of tax		22		39		76
Balance as of the end of the period		394		372		333
Retained Earnings
Balance as of the beginning of the period		11,274		9,677		8,091
Net earnings (loss) attributable to Celanese Corporation		1,960		1,894		1,890
Common stock dividends		(305)		(297)		(304)
Balance as of the end of the period		12,929		11,274		9,677
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(518)		(329)		(328)
Other comprehensive income (loss), net of tax		(226)		(189)		(1)
Balance as of the end of the period		(744)		(518)		(329)
Total Celanese Corporation shareholders' equity		7,091		5,637		4,189
Noncontrolling Interests
Balance as of the beginning of the period		468		348		369
Net earnings (loss) attributable to noncontrolling interests		4		8		6
Distributions/dividends to noncontrolling interests		(11)		(13)		(27)
Acquisition of noncontrolling interests		—		125		—
Balance as of the end of the period		461		468		348
Total equity		7,552		6,105		4,537
See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In $ millions)
Operating Activities
Net earnings (loss)	1,964	1,902	1,896
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	15	14	2
Depreciation, amortization and accretion	739	478	378
Pension and postretirement net periodic benefit cost	13	(85)	(136)
Pension and postretirement contributions	(49)	(48)	(51)
Actuarial (gain) loss on pension and postretirement plans	66	81	41
Pension curtailments and settlements, net	1	—	3
Deferred income taxes, net	(967)	(835)	13
(Gain) loss on disposition of businesses and assets, net	(501)	(8)	(5)
Stock-based compensation	40	60	95
Undistributed earnings in unconsolidated affiliates	55	(3)	(34)
Other, net	9	11	28
Operating cash provided by (used in) discontinued operations	(2)	(28)	15
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	105	218	(396)
Inventories	398	(253)	(367)
Other assets	277	(13)	(80)
Trade payables - third party and affiliates	20	(84)	353
Other liabilities	(284)	412	2
Net cash provided by (used in) operating activities	1,899	1,819	1,757
Investing Activities
Capital expenditures on property, plant and equipment	(568)	(543)	(467)
Acquisitions, net of cash acquired	52	(10,589)	(1,142)
Proceeds from sale of businesses and assets, net	480	48	27
Proceeds from sale of marketable securities	—	—	516
Other, net	(98)	(57)	(53)
Net cash provided by (used in) investing activities	(134)	(11,141)	(1,119)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	(278)	36	206
Proceeds from short-term borrowings	452	500	—
Repayments of short-term borrowings	(603)	—	(6)
Proceeds from long-term debt	3,001	10,769	990
Repayments of long-term debt	(3,660)	(526)	(786)
Purchases of treasury stock, including related fees	—	(17)	(1,000)
Common stock dividends	(305)	(297)	(304)
Distributions/dividends to noncontrolling interests	(11)	(13)	(27)
Settlement of forward-starting interest rate swaps	—	—	(72)
Issuance cost of bridge facility	—	(63)	—
Other, net	(52)	(99)	(43)
Net cash provided by (used in) financing activities	(1,456)	10,290	(1,042)
Exchange rate effects on cash and cash equivalents	(12)	4	(15)
Net increase (decrease) in cash and cash equivalents	297	972	(419)
Cash and cash equivalents as of beginning of period	1,508	536	955
Cash and cash equivalents as of end of period	1,805	1,508	536
See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Description of the Company and Basis of Presentation
Description of the Company
Celanese Corporation and its subsidiaries (collectively, the "Company") is a global chemical and specialty materials company. The Company produces high performance engineered polymers that are used in a variety of high-value applications, as well as acetyl products, which are intermediate chemicals for nearly all major industries. The Company also engineers and manufactures a wide variety of products essential to everyday living. The Company's broad product portfolio serves a diverse set of end-use applications including automotive, chemical additives, construction, consumer and industrial adhesives, medical, consumer electronics, energy storage, filtration, paints and coatings, paper and packaging, industrial applications and textiles.
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
When assessing the recoverability of goodwill and other indefinite-lived intangible assets, the Company may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit, including goodwill, or another indefinite-lived intangible asset is less than its carrying amount. The qualitative evaluation is an assessment of multiple factors, including the current operating environment, financial performance and market considerations. The Company may elect to bypass this qualitative assessment for some or all of its reporting units or other indefinite-lived intangible assets and perform a quantitative test, based on management's judgment.
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

•Discount Rate
As of the measurement date, the Company determines the appropriate discount rate used to calculate the present value of future cash flows currently expected to be required to settle the pension and other postretirement benefit obligations. The discount rate is generally based on the yield on high-quality corporate fixed-income securities. The Company engages third-party consultants to assist with this process.
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
Variable Interest Entities
The Company assesses whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities ("VIEs"). A VIE is an entity with insufficient equity at risk for the entity to finance its activities without additional subordinated financial support or in which equity investors lack the characteristics of a controlling financial interest. If an entity is determined to be a VIE, the Company evaluates whether it is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company concludes that it is the primary beneficiary and consolidates the VIE if the Company has both (i) the power to direct the activities of the VIE that most significantly influence the VIE's economic performance, and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.
The Company has a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui"), in which the Company owns 50% of Fairway, for the production of methanol at the Company's integrated chemical plant in Clear Lake, Texas. Fairway is a VIE in which the Company is the primary beneficiary. Accordingly, the Company consolidates the venture and records a noncontrolling interest for the share of the venture owned by Mitsui. Fairway is included in the Company's Acetyl Chain segment. As of December 31, 2023 and 2022, the carrying amount of the total assets associated with

Fairway included in the consolidated balance sheets were $626 million and $627 million, respectively, made up primarily of $529 million and $544 million, respectively, of property, plant and equipment.
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as finance lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of December 31, 2023 and 2022 were $208 million and $223 million, respectively, related primarily to the recovery of capital expenditures for certain property, plant and equipment.
Fair Value Measurements
The Company determines fair value based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers assumptions that market participants would use when pricing the asset or liability. Market participant assumptions are categorized by a three-tiered fair value hierarchy which prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. Valuations for fund investments, such as pooled-type investments and registered investment companies, which do not have readily determinable fair values, are typically estimated using a net asset value provided by a third party as a practical expedient.
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

•Foreign Exchange Risk Management
Certain subsidiaries of the Company have assets and liabilities denominated in currencies other than their respective functional currencies, which creates foreign exchange risk. The Company also is exposed to foreign currency fluctuations on transactions with third-party entities as well as intercompany transactions. The Company minimizes its exposure to foreign currency fluctuations by entering into foreign currency forwards and swaps. These foreign currency forwards and swaps are generally not designated as hedges. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on intercompany balances are included in Other income (expense), net in the consolidated statements of operations. Gains and losses on foreign currency forwards and swaps entered into to offset foreign exchange impacts on all other assets and liabilities are included in Foreign exchange gain (loss), net in the consolidated statements of operations.
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
The Company entered into cross-currency swaps to synthetically convert certain USD borrowings to EUR borrowings in 2019 and 2022. The cross-currency swap agreements are designated as a net investment hedge. Accordingly, to the extent the net investment hedges are effective, changes in the fair value of the cross-currency swap are included in foreign currency translation within Accumulated other comprehensive income (loss), net in the consolidated balance sheets. Gains and losses are reclassified to earnings in the period the hedged investment is sold or liquidated.
The Company entered into cross-currency swaps to effectively convert certain USD borrowings to JPY and EUR borrowings in 2023. The cross-currency swap agreements were designated as fair value hedges. Accordingly, to the extent the fair value hedges are effective, changes in the fair value attributable to changes in the excluded components are included in gain (loss) from fair value hedges within Accumulated other comprehensive income (loss), net in the consolidated balance sheets. The value of the excluded components is recognized in earnings using a systematic and rational method by accruing the current-period swap settlements into earnings each reporting period.
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
The Company also uses commodity swaps to hedge the risk of fluctuating price changes in certain raw materials and in which physical settlement does not occur. These commodity swaps fix the variable fee component of the price of certain commodities. All or a portion of these commodity swap agreements may be designated as cash flow hedges. Accordingly, to the extent the cash flow hedges are effective, changes in the fair value of commodity swaps are included in gain (loss) from cash flow hedges within Accumulated other comprehensive income (loss), net in the consolidated balance sheets. Gains and losses are reclassified to earnings in the period that the hedged item affects earnings.
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
The majority of the Company's revenue is derived from contracts (i) with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount in which it has the right to invoice as product is delivered. The Company has elected the practical expedient not to disclose the value of remaining performance obligations associated with these types of contracts. However, the Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of December 31, 2023, the Company had $1.2 billion of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $446 million of its remaining performance obligations as Net sales in 2024, $398 million in 2025, $152 million in 2026 and the balance thereafter.
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
The Company does not have any material contract assets as of December 31, 2023.
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

3. Recent Accounting Pronouncements
The following table provides a brief description of recent Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"):

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures.	The new guidance requires an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the guidance requires an entity to disclose annual income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and disaggregate the information by jurisdiction based on a quantitative threshold. The guidance also requires an entity to disclose income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign and income tax expense (benefit) from continuing operations disaggregated by federal (national), state and foreign.	Effective for annual periods beginning after December 15, 2024. Early adoption is permitted.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures.	The new guidance requires an entity to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within segment profit or loss, as well as an amount of other segment items by reportable segment and a description of its composition. Additionally, the guidance requires an entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption.	Effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.
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
The following unaudited pro forma financial information presents the consolidated results of operations as if the M&M Acquisition had occurred at the beginning of 2021. M&M's pre-acquisition results have been added to the Company's historical results. The pro forma results contained in the table below include adjustments for (i) increased depreciation expense as a result of acquisition date fair value adjustments, (ii) amortization of acquired intangibles, (iii) interest expense and amortization of debt issuance costs of $366 million and $674 million related to borrowings under the U.S. Term Loan Facility (defined below) and the issuance of Acquisition Notes (defined below) as if these had taken place at the beginning of 2021 for the years ended December 31, 2022 and 2021, respectively and (iv) net total inventory step up of inventory amortized to Cost of sales of $66 million for the years ended December 31, 2022 and 2021.
These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisition occurred on the assumed date, nor are they necessarily an indication of future operating results.

	Year Ended December 31,
	2022	2021
	(In $ millions)
Unaudited Consolidated Pro Forma Results
Proforma Net sales	12,614	12,069
Proforma Earnings (loss) from continuing operations before tax	888	1,843
The amount of M&M Net sales and Earnings (loss) from continuing operations before tax consolidated by the Company since the acquisition date through December 31, 2022 were $430 million and $(80) million, respectively.
During the year ended December 31, 2022, transaction related costs of $117 million were expensed as incurred to Selling, general and administrative expenses in the consolidated statements of operations.
•Nutrinova Joint Venture
On September 27, 2023, the Company formed a food ingredients joint venture with Mitsui under the name Nutrinova. The Company contributed receivables, inventory, property, plant and equipment, certain other assets, liabilities, technology and employees of its food ingredients business while retaining a 30% interest in the joint venture. Mitsui acquired the remaining 70% interest in the food ingredients business for a purchase price of $503 million, subject to transaction adjustments. The Company accounted for its interest in the joint venture as an equity method investment, and its portion of the results will continue to be included in the Engineered Materials segment. A gain on the transaction of $515 million is included in Gain

(loss) on disposition of businesses and assets, net in the consolidated statements of operations for the year ended December 31, 2023.
•Korea Engineering Plastics Co. Restructuring
In April 2022, the Company completed the restructuring of Korea Engineering Plastics Co. ("KEPCO"), a joint venture owned 50% by the Company and 50% by Mitsubishi Gas Chemical Company, Inc. KEPCO was first formed in 1987 to manufacture and market polyoxymethylene ("POM") in Asia, with a particular focus on serving domestic demand in South Korea. KEPCO will now focus solely on manufacturing and supplying high quality products to its shareholders, who will independently market them globally. As part of the restructuring of KEPCO, the Company paid KEPCO $5 million and will have paid 5 equal annual installments of €24 million on October 1 of each year from 2022 to 2026. This resulted in an increase to the Company's investment in KEPCO of $134 million. The Company's joint venture partner has made and will make similar payments to KEPCO. The restructuring did not result in a change in ownership percentage of KEPCO, nor a change in control, and KEPCO will continue to be accounted for as an equity method investment.
Plant Closures
•Uentrop, Germany
On October 31, 2023, the Company announced the planned closure of its Polyamide 66 ("PA66") and High-Performance Nylon ("HPN") polymerization units at its facility in Uentrop, Germany to optimize production costs across its global network. These operations are included in the Company's Engineered Materials segment. The Company expects to complete the closure in 2024.
The exit and shutdown costs related to the closure of the PA66 and HPN polymerization units in Uentrop, Germany were as follows:

Year Ended December 31,
2023
(In $ millions)
Accelerated depreciation expense	14
Loss on disposition of assets, net	4
Total	18
The Company expects to incur additional exit and shutdown costs related to the closure of the PA66 and HPN polymerization units in Uentrop, Germany of approximately $70 million in 2024, inclusive of estimated employee termination costs.
5. Receivables, Net

	As of December 31,
	2023	2022
	(In $ millions)
Trade receivables - third party and affiliates	1,255	1,394
Allowance for doubtful accounts - third party and affiliates	(12)	(15)
Trade receivables - third party and affiliates, net	1,243	1,379

	As of December 31,
	2023	2022
	(In $ millions)
Non-income taxes receivable	270	334
Income taxes receivable	57	26
Other(1)	214	315
Non-trade receivables, net	541	675
____________________________
(1)Includes $42 million and $193 million of non-trade receivables related to the M&M Acquisition as of December 31, 2023 and December 31, 2022, respectively.
6. Inventories

	As of December 31,
	2023	2022
	(In $ millions)
Finished goods	1,604	1,820
Work-in-process	160	202
Raw materials and supplies	593	786
Total	2,357	2,808
7. Investments in Affiliates
Entities in which the Company has an investment accounted for under the equity method of accounting or equity investments without readily determinable fair values are considered affiliates; any transactions or balances with such companies are considered affiliate transactions.
Equity Method
On September 27, 2023, the Company formed a food ingredients joint venture with Mitsui under the name Nutrinova. The Company accounted for its interest in the joint venture as an equity method investment. See Note 4 for additional information.
As a part of the M&M Acquisition, the Company acquired certain equity method investments and ownership interests.
The Company has ownership interests in 14 equity method investments ranging from 22% to 50% at December 31, 2023.
Equity method investments by business segment are as follows:

	Carrying Value as of December 31,		Share of Earnings (Loss) Year Ended December 31,			Dividends and Other Distributions Year Ended December 31,
	2023	2022	2023	2022	2021	2023	2022	2021
	(In $ millions)
Engineered Materials(1)	898	760	88	209	133	(145)	(204)	(98)
Other Activities	56	53	14	11	13	(12)	(13)	(14)
Total	954	813	102	220	146	(157)	(217)	(112)
____________________________
(1)Engineered Materials includes an equity method investment with losses in excess of its carrying amount due to the Company's guarantee of various debt obligations under agreements with third parties related to an equity affiliate (Note 19). This equity method investment was recorded in Current Other liabilities (Note 10) as of December 31, 2023 and December 31, 2022.

Equity Investments Without Readily Determinable Fair Values
The Company has ownership interests in 4 equity investments without readily determinable fair values ranging from 8% to 31% at December 31, 2023.
Equity investments without readily determinable fair values by business segment are as follows:

	Carrying Value as of December 31,		Dividend Income for the Year Ended December 31,
	2023	2022	2023	2022	2021
	(In $ millions)
Acetyl Chain	165	165	125	132	146
Other Activities	5	5	1	1	1
Total	170	170	126	133	147
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
Transactions and balances with affiliates are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In $ millions)
Purchases	490	590	334
Sales and other credits	212	72	74

	As of December 31,
	2023	2022
	(In $ millions)
Trade receivables	7	8
Non-trade receivables	40	36
Current notes receivables	57	—
Total due from affiliates	104	44

Short-term borrowings(1)	23	—
Trade payables	52	36
Current Other liabilities	34	37
Total due to affiliates	109	73
______________________________
(1)The Company has agreements with certain affiliates whereby excess affiliate cash is lent to and managed by the Company at variable interest rates governed by those agreements.

8. Property, Plant and Equipment, Net

	As of December 31,
	2023	2022
	(In $ millions)
Land	260	291
Land improvements	85	83
Buildings and building improvements	1,082	1,062
Machinery and equipment	7,157	6,897
Construction in progress	1,080	938
Gross asset value	9,664	9,271
Accumulated depreciation	(4,080)	(3,687)
Net book value	5,584	5,584
Assets under finance leases, net, included in the amounts above were $154 million and $176 million as of December 31, 2023 and 2022, respectively.
Capitalized interest costs and depreciation expense are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In $ millions)
Capitalized interest	37	18	12
Depreciation expense	540	399	346
During 2023, 2022 and 2021, certain long-lived assets were impaired (Note 24).
9. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2021	1,030	382	1,412
Acquisitions (Note 4)	5,781	—	5,781
Exchange rate changes	(36)	(15)	(51)
As of December 31, 2022	6,775	367	7,142
Acquisitions (Note 4)	(107)	—	(107)
Dispositions(1)	(80)	—	(80)
Exchange rate changes	14	8	22
As of December 31, 2023(2)	6,602	375	6,977
______________________________
(1)Related to the formation of the Nutrinova joint venture (Note 4).
(2)There were no accumulated impairment losses as of December 31, 2023.
In connection with the Company's annual goodwill impairment assessment, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2023, as the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets by a substantial margin (Note 2). No events or changes in circumstances occurred during the three months ended December 31, 2023 that indicated the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2021	45	996	45	55	1,141
Acquisitions(1)	—	1,509	550	—	2,059
Disposition	—	(2)	—	—	(2)
Accumulated impairment losses	—	(4)	—	—	(4)
Exchange rate changes	(3)	(44)	6	—	(41)
As of December 31, 2022	42	2,455	601	55	3,153
Disposition(2)	—	(60)	(1)	—	(61)
Exchange rate changes	(1)	42	1	—	42
As of December 31, 2023	41	2,437	601	55	3,134
Accumulated Amortization
As of December 31, 2021	(41)	(543)	(42)	(39)	(665)
Amortization	(1)	(51)	(9)	(1)	(62)
Disposition	—	2	—	—	2
Accumulated impairment losses	—	2	—	—	2
Exchange rate changes	3	23	1	—	27
As of December 31, 2022	(39)	(567)	(50)	(40)	(696)
Amortization	—	(120)	(43)	(1)	(164)
Disposition(2)	—	59	1	—	60
Exchange rate changes	1	(11)	(3)	(1)	(14)
As of December 31, 2023	(38)	(639)	(95)	(42)	(814)
Net book value	3	1,798	506	13	2,320
______________________________
(1)Primarily related to $1.5 billion of customer-related intangible assets and $550 million of developed technology acquired as part of the M&M Acquisition with weighted average amortization periods of 20 years and 13 years, respectively, and 18 years in total (Note 4).
(2)Primarily related to the formation of the Nutrinova joint venture (Note 4).
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2021	259
Acquisitions (Note 4)	1,400
Exchange rate changes	(11)
As of December 31, 2022	1,648
Dispositions(1)	(14)
Exchange rate changes	21
As of December 31, 2023	1,655
______________________________
(1)Related to the formation of the Nutrinova joint venture (Note 4).

In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company did not record an impairment loss during the nine months ended September 30, 2023, as the estimated fair value for each of the Company's indefinite-lived intangible assets exceeded the carrying value of the underlying asset by a substantial margin (Note 2). No events or changes in circumstances occurred during the three months ended December 31, 2023 that indicated the carrying amount of the assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.
During the year ended December 31, 2023, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2024	161
2025	161
2026	160
2027	160
2028	160
10. Current Other Liabilities

	As of December 31,
	2023	2022
	(In $ millions)
Benefit obligations (Note 12)	25	25
Customer rebates	96	101
Derivatives (Note 17)	90	63
Interest (Note 11)	246	265
Legal (Note 19)	34	21
Operating leases (Note 16)	89	83
Restructuring (Note 24)	18	6
Salaries and benefits	175	151
Sales and use tax/foreign withholding tax payable	128	108
Investment in affiliates (Note 7)	96	79
Other(1)	157	299
Total	1,154	1,201
____________________________
(1)Includes $18 million and $166 million payable to DuPont related to the M&M Acquisition and transition activities as of December 31, 2023 and December 31, 2022, respectively.

11. Debt

	As of December 31,
	2023	2022
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	1,025	506
Short-term borrowings, including amounts due to affiliates(1)	146	500
Revolving credit facility(2)	212	300
Total	1,383	1,306
______________________________
(1)The weighted average interest rate was 2.9% and 5.8% as of December 31, 2023 and 2022, respectively.
(2)The weighted average interest rate was 3.4% and 5.8% as of December 31, 2023 and 2022, respectively.

	As of December 31,
	2023	2022
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2023, interest rate of 1.125%	—	480
Senior unsecured notes due 2024, interest rate of 3.500%	473	499
Senior unsecured notes due 2024, interest rate of 5.900%	527	2,000
Senior unsecured notes due 2025, interest rate of 1.250%	331	320
Senior unsecured notes due 2025, interest rate of 6.050%	1,000	1,750
Senior unsecured term loan due 2025(1)	—	750
Senior unsecured notes due 2026, interest rate of 1.400%	400	400
Senior unsecured notes due 2026, interest rate of 4.777%	1,105	1,067
Senior unsecured notes due 2027, interest rate of 2.125%	551	531
Senior unsecured notes due 2027, interest rate of 6.165%	2,000	2,000
Senior unsecured term loan due 2027(1)	880	1,000
Senior unsecured notes due 2028, interest rate of 0.625%	552	533
Senior unsecured notes due 2028, interest rate of 6.350%	1,000	—
Senior unsecured notes due 2029, interest rate of 5.337%	552	533
Senior unsecured notes due 2029, interest rate of 6.330%	750	750
Senior unsecured notes due 2030, interest rate of 6.550%	999	—
Senior unsecured notes due 2032, interest rate of 6.379%	1,000	1,000
Senior unsecured notes due 2033, interest rate of 6.700%	1,000	—
Pollution control and industrial revenue bonds due at various dates through 2030(2)	127	164
Bank loans due at various dates through 2030(3)	5	4
Obligations under finance leases due at various dates through 2054	148	172
Subtotal	13,400	13,953
Unamortized deferred financing costs(4)	(74)	(74)
Current installments of long-term debt	(1,025)	(506)
Total	12,301	13,373
______________________________
(1)The interest rate was 6.943% and 5.934% as of December 31, 2023 and 2022, respectively.
(2)Interest rates range from 4.05% to 5.00%.
(3)The weighted average interest rate was 2.6% and 1.3% as of December 31, 2023 and 2022, respectively.
(4)Related to the Company's long-term debt, excluding obligations under finance leases.

Senior Credit Facilities
In connection with the M&M Acquisition, in February 2022, the Company entered into a bridge facility commitment letter with Bank of America, N.A. ("Bank of America") pursuant to which Bank of America committed to provide, subject to the terms and conditions set forth therein, a 364-day $11.0 billion senior unsecured bridge term loan facility (the "Bridge Facility"). Subsequently, commitments in respect of the Bridge Facility were syndicated to additional financial institutions as contemplated thereby.
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
Amounts outstanding under the 5-year Term Loans of the U.S. Term Loan Facility will accrue interest at a rate equal to Secured Overnight Financing Rate with an interest period of one or three months ("Term SOFR") plus a margin of 1.125% to 2.125% per annum, or the base rate plus a margin of 0.125% to 1.125%, in each case, based on the Company's senior unsecured debt rating. The 364-day Term Loans and 3-year Term Loans have been fully repaid.
The entry into the U.S. Term Loan Credit Agreements and offerings of USD- and euro-denominated notes (as described below) reduced availability under the Bridge Facility to zero and the Company terminated the Bridge Facility.
Also in March 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a new revolving credit agreement (the "U.S. Revolving Credit Agreement" and, together with the March 2022 U.S. Term Loan Credit Agreement, the "U.S. Credit Agreements") consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2027 (the "U.S. Revolving Credit Facility"). The margin for borrowings under the U.S. Revolving Credit Facility was 1.00% to 2.00% above certain interbank rates at current Company credit ratings. The proceeds of a $365 million borrowing under the new senior unsecured revolving credit facility were used to repay and terminate the Company's existing revolving credit facility.
During the year ended December 31, 2022, the Company paid $66 million in fees related to the Bridge Facility commitment, amortizing these fees to interest expense in the year ended December 31, 2022.
On February 21, 2023 and February 16, 2024, the Company amended certain covenants in the U.S. Credit Agreements, including financial ratio maintenance covenants.
On August 9, 2023, the Company amended certain covenants in the March 2022 U.S. Term Loan Credit Agreement to permit refinancing certain senior notes without requiring a mandatory prepayment under the March 2022 U.S. Term Loan Credit Agreement.
The March 2022 U.S. Term Loan Credit Agreement and the U.S. Revolving Credit Agreement are, and the September 2022 U.S. Term Loan Credit Agreement was, guaranteed by Celanese, Celanese U.S. and domestic subsidiaries together representing substantially all of the Company's U.S. assets and business operations (the "Subsidiary Guarantors"). The Subsidiary Guarantors are listed in Exhibit 22.1 to this Annual Report.
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

On January 6, 2023, CSIT entered into a senior unsecured working capital loan contract for CNY800 million (the "China Working Capital Term Loan Agreement," together with the China Revolving Credit Agreement, the "China Credit Agreements," and the China Credit Agreements together with the U.S. Credit Agreements, the "Global Credit Agreements"), payable 12 months from withdrawal date and bearing interest at 0.5% less than certain interbank rates. The loan under the China Working Capital Term Loan Agreement was fully drawn on January 10, 2023 and was supported by a letter of comfort from the Company. The Company expects that the China Credit Agreements will facilitate its efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of its U.S. debt to China at a lower average interest rate.
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facilities are as follows:

As of December 31, 2023
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Available for borrowing	1,750
China Revolving Credit Facility
Borrowings outstanding	212
Available for borrowing	34
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
In July 2022, Celanese U.S. completed a public offering of senior unsecured notes registered under the Securities Act as follows (collectively, the "Acquisition Notes"):

Maturity Date	Aggregate Principal Amount Issued	Discount to Par	Interest Rate
	(In millions)
July 5, 2024	$2,000	99.987%	5.900%
March 15, 2025	$1,750	99.993%	6.050%
July 19, 2026	€1,000	100.000%	4.777%
July 15, 2027	$2,000	100.000%	6.165%
January 19, 2029	€500	99.996%	5.337%
July 15, 2029	$750	100.000%	6.330%
July 15, 2032	$1,000	100.000%	6.379%
Fees and expenses related to the offering of the Acquisition Notes, including underwriting discounts, were $65 million for the year ended December 31, 2022 and are being amortized to Interest expense in the consolidated statements of operations over the terms of the applicable notes.

On August 24, 2023, Celanese U.S. completed a public offering of senior unsecured notes registered under the Securities Act as follows (collectively, the "2023 Offering"):

Maturity Date	Aggregate Principal Amount Issued	Discount to Par	Interest Rate
	(In $ millions)
November 15, 2028	1,000	99.986%	6.350%
November 15, 2030	999	99.950%	6.550%
November 15, 2033	1,000	99.992%	6.700%
Fees and expenses related to the 2023 Offering, including underwriting discounts, were $26 million for the year ended December 31, 2023 and are being amortized to Interest expense in the consolidated statements of operations over the terms of the applicable notes.
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
The net proceeds from the 2023 Offering were used (i) to fund the Tender Offer and (ii) for the repayment of other outstanding indebtedness, including the payment in full of the 364-day Term Loans and the 3-year Term Loans.
Principal payments scheduled to be made on the Company's debt, including short-term borrowings, are as follows:

(In $ millions)
2024	1,383
2025	1,395
2026	1,527
2027	3,449
2028	1,567
Thereafter	4,437
Total	13,758
Accounts Receivable Purchasing Facility
On June 1, 2023, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 18, 2025. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's consolidated balance sheet. The Company de-recognized $1.4 billion and $1.1 billion of accounts receivable under this agreement for the years ended December 31, 2023 and 2022, respectively, and collected $1.3 billion and $1.1 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $109 million were pledged by the SPE as collateral to the Purchasers as of December 31, 2023.

Factoring and Discounting Agreements
The Company has factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $423 million and $320 million of accounts receivable under these factoring agreements for the years ended December 31, 2023 and 2022, respectively, and collected $407 million and $325 million of accounts receivable sold under these factoring agreements during the same periods.
In March 2021, the Company entered into an agreement in Singapore with a financial institution to discount, on a non-recourse basis, documentary credits or other documents recorded as accounts receivable. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the receivables to the buyer. The Company has no continuing involvement in the transferred receivables and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $8 million and $50 million of accounts receivable under this agreement for the years ended December 31, 2023 and 2022, respectively.
On December 15, 2023, the Company entered into a Master Discounting Agreement (the "Master Discounting Agreement") with a financial institution in China to discount, on a non-recourse basis, banker's acceptance drafts ("BADs"), classified as accounts receivable. Under the Master Discounting Agreement, the transfer of BADs are treated as sales and are accounted for as a reduction in accounts receivable because the Master Discounting Agreement transfers effective control over and risk related to the transferred BADs to the financial institution. The Company has no continuing involvement in the transferred BADs and the BADs are no longer available to satisfy creditors in the event of a bankruptcy. The Company received $45 million from the accounts receivable transferred under the Master Discounting Agreement as of December 31, 2023. The impacts of discounting are not material to the Company's results of operations, cash flows or financial position.
Covenants
The Company's material financing arrangements contain customary covenants, such as events of default and change of control provisions, and in the case of the existing U.S. Credit Agreements the maintenance of certain financial ratios (subject to adjustment following certain qualifying acquisitions and dispositions, as set forth in the existing U.S. Credit Agreements, as amended). Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. The Company is in compliance with the covenants in its material financing arrangements as of December 31, 2023.

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
The amount of costs recognized for the Company's defined contribution plans are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In $ millions)
Defined contribution plans	83	62	47

Summarized information on the Company's pension and postretirement benefit plans is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2023	2022	2023	2022
	(In $ millions)
Change in Projected Benefit Obligation
Projected benefit obligation as of beginning of period	2,858	3,488	38	51
Service cost	11	12	—	1
Interest cost	132	67	2	1
Net actuarial (gain) loss(1)	144	(662)	2	(10)
Acquisitions(2)	—	198	—	—
Divestiture(3)	(4)	—	—	—
Settlements	(16)	—	—	—
Benefits paid	(226)	(220)	(3)	(3)
Exchange rate changes	24	(25)	1	(2)
Projected benefit obligation as of end of period	2,923	2,858	40	38
Change in Plan Assets
Fair value of plan assets as of beginning of period	2,625	3,183	—	—
Actual return on plan assets	213	(588)	—	—
Employer contributions	46	45	3	3
Acquisitions(2)	—	211	—	—
Divestiture(3)	(2)	—	—	—
Settlements	(16)	—	—	—
Benefits paid(4)	(226)	(220)	(3)	(3)
Exchange rate changes	12	(6)	—	—
Fair value of plan assets as of end of period	2,652	2,625	—	—
Funded status as of end of period	(271)	(233)	(40)	(38)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent Other assets	166	160	—	—
Current Other liabilities	(22)	(21)	(3)	(3)
Benefit obligations	(415)	(372)	(37)	(35)
Net amount recognized	(271)	(233)	(40)	(38)
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net actuarial (gain) loss(5)	24	13	—	—
Prior service (benefit) cost	—	—	(1)	(1)
Net amount recognized	24	13	(1)	(1)
______________________________
(1)Primarily relates to changes in discount rates.
(2)Represents plan obligations and assets related to the M&M Acquisition (Note 4).
(3)Represents plan obligations and assets contributed to the Nutrinova joint venture (Note 4).
(4)Includes benefit payments to nonqualified pension plans of $20 million and $20 million as of December 31, 2023 and 2022, respectively.
(5)Relates to the pension plans of the Company's equity method investments.

The percentage of U.S. and international projected benefit obligation at the end of the period is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2023	2022	2023	2022
	(In percentages)
U.S. plans	71	73	37	50
International plans	29	27	63	50
Total	100	100	100	100
The percentage of U.S. and international fair value of plan assets at the end of the period is as follows:

	Pension Benefits As of December 31,
	2023	2022
	(In percentages)
U.S. plans	75	77
International plans	25	23
Total	100	100
Pension plans with projected benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2023	2022
	(In $ millions)
Projected benefit obligation	788	669
Fair value of plan assets	352	277
Pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2023	2022
	(In $ millions)
Accumulated benefit obligation	738	649
Fair value of plan assets	329	270
Other postretirement plans with accumulated postretirement benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2023	2022
	(In $ millions)
Accumulated postretirement benefit obligation	40	38

The accumulated benefit obligation for all defined benefit pension plans is as follows:

	As of December 31,
	2023	2022
	(In $ millions)
Accumulated benefit obligation	2,882	2,837
The components of net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2023	2022	2021	2023	2022	2021
	(In $ millions)
Service cost	11	12	13	—	1	1
Interest cost	132	67	54	2	1	1
Expected return on plan assets	(132)	(166)	(205)	—	—	—
Recognized actuarial (gain) loss	63	91	47	3	(10)	(6)
Settlement (gain) loss	1	—	3	—	—	—
Total	75	4	(88)	5	(8)	(4)
The Company maintains nonqualified pension plans funded with nonqualified trusts for certain U.S. employees as follows:

	As of December 31,
	2023	2022
	(In $ millions)
Nonqualified Trust Assets
Marketable securities	5	5
Noncurrent Other assets, consisting of insurance contracts	21	22
Nonqualified Pension Obligations
Current Other liabilities	18	18
Benefit obligations	149	152
(Income) expense relating to the nonqualified pension plans included in net periodic benefit cost, excluding returns on the assets held by the nonqualified trusts, is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In $ millions)
Total	16	(34)	3

Valuation
The principal weighted average assumptions used to determine benefit obligation are as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2023	2022	2023	2022
	(In percentages)
Discount Rate Obligations
U.S. plans	5.1	5.5	5.1	5.4
International plans	3.1	3.4	4.1	4.7
Combined	4.5	4.9	4.5	5.1
Rate of Compensation Increase
U.S. plans	N/A	N/A
International plans	2.8	2.7
Combined	2.8	2.7
The principal weighted average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2023	2022	2021	2023	2022	2021
	(In percentages)
Discount Rate Obligations
U.S. plans	5.5	2.8	2.4	5.4	2.7	2.2
International plans	3.4	1.4	1.0	4.7	2.4	1.9
Combined	4.9	2.5	2.1	5.1	2.5	2.1
Discount Rate Service Cost
U.S. plans	N/A	N/A	N/A	5.9	3.5	N/A
International plans	3.5	1.5	1.1	4.4	2.1	1.9
Combined	3.5	1.5	1.1	4.5	2.1	1.9
Discount Rate Interest Cost
U.S. plans	5.4	2.2	1.7	5.3	2.0	1.5
International plans	3.4	1.2	0.7	4.7	2.1	1.5
Combined	4.8	2.0	1.4	5.0	2.1	1.5
Expected Return on Plan Assets
U.S. plans	5.5	5.5	6.5
International plans	4.4	4.9	4.8
Combined	5.2	5.4	6.3
Rate of Compensation Increase
U.S. plans	N/A	N/A	N/A
International plans	2.8	2.5	2.5
Combined	2.8	2.5	2.5
Interest Crediting Rate
U.S. plans	4.3	1.9	1.4
International plans	1.0	1.0	1.0
Combined	4.3	1.9	1.4

The Company's health care cost trend assumptions for U.S. postretirement medical plan's net periodic benefit cost are as follows:

	As of December 31,
	2023	2022	2021
	(In percentages, except year)
Health care cost trend rate assumed for next year	7.3	7.5	7.3
Health care cost trend ultimate rate	5.0	5.0	5.0
Health care cost trend ultimate rate year	2032	2032	2031
Plan Assets
The weighted average target asset allocations for the Company's pension plans in 2023 are as follows:

	U.S. Plans	International Plans
	(In percentages)
Bonds - domestic to plans	84	36
Equities - domestic to plans	8	21
Equities - international to plans	8	8
Other	—	35
Total	100	100
On average, the actual return on the U.S. qualified defined pension plans' assets over the long-term (20 years) has exceeded the expected long-term rate of asset return assumption. The U.S. qualified defined benefit plans' actual return on assets for the year ended December 31, 2023 was 8.8% versus an expected long-term rate of asset return assumption of 5.5%. The expected long-term rate of asset return assumption used to determine 2024 net periodic benefit cost is 5.5% for the U.S. qualified defined benefit plans.
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
Registered Investment Companies: Composed of various mutual funds and other investment companies whose diversified portfolio is comprised of foreign and domestic equities, fixed income securities and short-term investments. Investments are valued at the net asset value of units held by the plan at year-end.
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2023	2022	2023	2022	2023	2022
	(In $ millions)
Assets
Cash and cash equivalents	7	7	—	—	7	7
Derivatives
Swaps	—	—	60	4	60	4
Equity securities
U.S. companies	21	26	—	—	21	26
International companies	148	135	—	—	148	135
Fixed income
Corporate debt	—	—	686	662	686	662
Treasuries, other debt	87	162	1,013	968	1,100	1,130
Mortgage backed securities	—	—	13	12	13	12
Insurance contracts	—	—	104	98	104	98
Other	3	4	19	21	22	25
Total investments, at fair value(1)	266	334	1,895	1,765	2,161	2,099
Liabilities
Derivatives
Swaps	—	—	60	4	60	4
Total liabilities	—	—	60	4	60	4
Total net assets(2)	266	334	1,835	1,761	2,101	2,095
______________________________
(1)Certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. Total investments, at fair value, for the year ended December 31, 2023 excludes investments in pooled-type investments, registered investment companies and short-term investment funds with fair values of $460 million, $43 million and $31 million, respectively. Total investments, at fair value, for the year ended December 31, 2022 excludes investments in pooled-type investments, registered investment companies and short-term investment funds with fair values of $441 million, $41 million and $41 million, respectively.
(2)Total net assets excludes non-financial plan receivables and payables of $22 million and $5 million, respectively, as of December 31, 2023 and $17 million and $10 million, respectively, as of December 31, 2022. Non-financial items include due to/from broker, interest receivables and accrued expenses.

Benefit obligation funding is as follows:

Total Expected 2024
(In $ millions)
Cash contributions to defined benefit pension plans	29
Benefit payments to nonqualified pension plans	19
Benefit payments to other postretirement benefit plans	3
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefits expected to be paid are as follows:

	Pension Benefit Payments(1)	Company Portion of Postretirement Benefit Cost(2)
	(In $ millions)
2024	238	3
2025	234	3
2026	232	3
2027	226	3
2028	224	2
2029-2033	1,044	11
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
The components of environmental remediation liabilities are as follows:

	As of December 31,
	2023	2022
	(In $ millions)
Demerger obligations (Note 19)	14	20
Divestiture obligations (Note 19)	13	14
Active sites	25	21
U.S. Superfund sites	8	10
Other environmental remediation liabilities	2	2
Total	62	67

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
The Company did not record any insurance recoveries during 2023 or have any receivables for insurance recoveries related to these matters as of December 31, 2023.
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
The Company's ownership interest and environmental liability participation percentages for such liabilities, which cannot be attributed to an InfraServ partner are as follows:

	As of December 31, 2023
	Ownership	Liability	Reserves(1)
	(In percentages)		(In $ millions)
InfraServ GmbH & Co. Gendorf KG	30	10	8
InfraServ GmbH & Co. Hoechst KG	31	40	65
Yncoris GmbH & Co. KG	22	22	1
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
One such site is the Diamond Alkali Superfund Site, which is comprised of a number of sub-sites, including the Lower Passaic River Study Area ("LPRSA"), which is the lower 17-mile stretch of the Passaic River ("Lower Passaic River Site"), and the Newark Bay Study Area. The Company and 70 other companies are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study ("RI/FS") at the Lower Passaic River Site in order to identify the levels of contaminants and potential cleanup actions, including the potential migration of contaminants between the LPRSA and the Newark Bay Study Area.
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
The Company declared a quarterly cash dividend of $0.70 per share on its Common Stock on February 7, 2024, amounting to approximately $76 million. The cash dividend will be paid on March 5, 2024 to holders of record as of February 20, 2024.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.
The share repurchase activity pursuant to this authorization is as follows:

	Year Ended December 31,			Total From February 2008 Through December 31, 2023
	2023	2022	2021
Shares repurchased	—	—	6,556,378	69,324,429
Average purchase price per share	$—	$—	$152.53	$83.71
Amount spent on repurchased shares (in $ millions)	$—	$—	$1,000	$5,803
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)	$—	$—	$1,000	$6,866
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of shareholders' equity.

Other Comprehensive Income (Loss), Net

	Year Ended December 31,
	2023			2022			2021
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation	(275)	62	(213)	(240)	23	(217)	20	(31)	(11)
Gain (loss) on derivative hedges	(12)	6	(6)	26	(5)	21	34	(21)	13
Pension and postretirement benefits gain (loss)	(8)	1	(7)	7	—	7	(3)	—	(3)
Total	(295)	69	(226)	(207)	18	(189)	51	(52)	(1)
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Derivative Hedges (Note 17)	Pension and Postretirement Benefits Gain (Loss) (Note 12)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2020	(260)	(56)	(12)	(328)
Other comprehensive income (loss) before reclassifications	20	34	(3)	51
Income tax (provision) benefit	(31)	(21)	—	(52)
As of December 31, 2021	(271)	(43)	(15)	(329)
Other comprehensive income (loss) before reclassifications	(240)	43	7	(190)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(17)	—	(17)
Income tax (provision) benefit	23	(5)	—	18
As of December 31, 2022	(488)	(22)	(8)	(518)
Other comprehensive income (loss) before reclassifications	(275)	(3)	(8)	(286)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(9)	—	(9)
Income tax (provision) benefit	62	6	1	69
As of December 31, 2023	(701)	(28)	(15)	(744)
15. Income Taxes
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various notices and final and proposed regulatory packages supplementing the TCJA provisions since 2018. In December 2021, the U.S. Treasury issued final foreign tax credit regulations clarifying certain items in the TCJA and prior guidance related to disallowance of foreign income taxes related to income exempt from U.S. taxation, treatment of debt between foreign affiliates for expense apportionment purpose, allocation and apportionment of foreign income taxes and the definition of creditable foreign income taxes. The regulations were published in the federal register in January 2022 and became effective in March 2022. In November 2022, the U.S. Treasury released proposed foreign tax credit regulations addressing the eligibility of foreign taxes for credit by clarifying the cost recovery requirements, attribution requirements for withholding taxes on royalties and attribution definitions regarding allocation and apportionment of foreign taxes. The Company does not expect the final or the proposed regulations to have a material impact to current or future income tax expense.

In August 2022, the Inflation Reduction Act (the "IRA") was enacted and included a 1% excise tax on share repurchases in excess of $1 million, and a corporate minimum tax of 15% on adjusted book earnings. The corporate minimum tax paid is creditable in future years to the extent regular tax liability exceeds the minimum tax in any given year. The Company does not expect these provisions will have a material impact to future income tax expense. The IRA also provides various beneficial credits for energy efficient related manufacturing, transportation and fuels, hydrogen/carbon recapture and renewable energy, which the Company is evaluating in regard to planned projects.
The Company will continue to monitor the expected impacts of any new guidance on the Company's filing positions and will record the impacts as discrete income tax expense adjustments in the period the guidance is finalized or becomes effective.
In December 2021, the Organization for Economic Co-operation and Development ("OECD") issued final Model Rules for Pillars One and Two of its Base Erosion and Profit Shifting ("BEPS") project. In general, Pillar One addresses nexus concerns and the allocation of profits among companies in which a multinational enterprise ("MNE") conducts its business. Pillar Two aims to ensure that all MNEs pay an effective tax rate of no less than 15% on their adjusted net income in each of the jurisdictions in which they have operations. Pillar Two is more impactful to the Company as it allows for assessment even if the individual countries do not enact its minimum tax provisions. In effect, Pillar Two allows any country within which an MNE operates to levy tax upon that MNE to the extent it determines that the MNE is paying less than a 15% effective tax rate on its adjusted net income. The taxes levied may then be allocated among the jurisdictions that conform to the OECD rules. In December 2022, the member states of the European Union ("EU") unanimously voted to adopt the OECD's minimum tax which was agreed to by consensus of the BEPS 2.0 (Pillars One and Two) signatory jurisdictions. Under the EU's minimum tax directive, member states are to adopt domestic legislation implementing the minimum tax rules effective for periods beginning on or after December 31, 2023, with Pillar Two's "under-taxed profit rule" to take effect for periods beginning on or after December 31, 2024. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. Legislatures in multiple countries outside of the EU have also drafted legislation to implement the OECD's minimum tax proposals.
On July 17, 2023, the OECD published Administrative Guidance proposing certain safe harbor provisions, including an effective rate test and a routine profits test, which if satisfied effectively delay effective dates of Pillar Two to January 1, 2027. The EU and a significant number of other countries are expected to implement the safe harbor in local legislation. Based on these safe harbor provisions, the Company currently expects that several material jurisdictions, including the U.S., Netherlands, Switzerland, Germany, China, Singapore and Canada, will qualify for the safe harbor effectively extending the application of the global minimum tax until January 1, 2027.
The Company will continue to monitor the developments and implementation of the OECD BEPS projects. Currently the Company does not meet the requirements for the application of Pillar One. After an initial assessment of the application of the safe harbor provisions, the Company is currently not expecting a material impact from the local adoption of the OECD Pillar Two proposals in 2024, but is continuing to model the effect of these provisions on its future effective tax rate and cash taxes.
Income Tax Provision
Earnings (loss) from continuing operations before tax by jurisdiction are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In $ millions)
U.S.	(163)	(292)	202
International	1,346	1,713	2,046
Total	1,183	1,421	2,248

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2023	2022	2021
	(In $ millions)
Current
U.S.	8	54	—
International	162	306	323
Total	170	360	323
Deferred
U.S.	(178)	(261)	(16)
International	(782)	(588)	23
Total	(960)	(849)	7
Total	(790)	(489)	330
A reconciliation of the significant differences between the U.S. federal statutory tax rate of 21% and the effective income tax rate on income from continuing operations is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In $ millions, except percentages)
Income tax provision computed at U.S. federal statutory tax rate	248	298	472
Change in valuation allowance	(150)	(15)	(50)
Equity income and dividends	(27)	(47)	(29)
(Income) expense not resulting in tax impact, net	(9)	2	(53)
U.S. tax effect of foreign earnings and dividends	384	162	332
Foreign tax credits	(73)	(120)	(328)
Other foreign tax rate differentials	(108)	(43)	(66)
Legislative changes	(44)	—	(8)
State income taxes, net of federal benefit	(8)	(2)	6
Recognition of basis differences in investments in affiliates	—	6	—
Asset transfers between wholly owned foreign affiliates	(839)	(816)	—
Other, net	(164)	86	54
Income tax provision (benefit)	(790)	(489)	330

Effective income tax rate	(67)%	(34)%	15%
In December 2022, as part of its integration efforts for the M&M Acquisition (see Note 4) and to simplify future cash flows for purposes of acquisition debt repayment, the Company reorganized its foreign legal entity holding structure and relocated certain of its intangible assets to align with the acquired M&M foreign operations. The transfer of these assets between wholly owned foreign affiliates, generated a net deferred tax benefit of approximately $800 million. The contractual provisions for these asset transfers provided for adjustments to the purchase price for business events occurring within the succeeding twelve months, and as a result, the Company recorded an additional deferred tax benefit of approximately $190 million in 2023.
In 2023, in furtherance of its integration strategy for the M&M Acquisition, the Company continued to relocate certain intangible assets to better align with the acquired M&M foreign operations. In addition, in late 2023, as part of its overall integration approach, the Company initiated a strategy to realign its European headquarters and principal operations to Switzerland to achieve operational efficiencies by leveraging an acquired site for future growth and improved alignment of ownership of intangible assets with future technology and innovation efforts to be conducted locally. These operational efficiencies are expected to include, (i) centralized regional manufacturing, sales and operational planning, procurement and business leadership and (ii) cost and facility savings.

The headquarters and principal operations realignment strategy, and the relocation of intangible assets to wholly owned foreign affiliates, generated a net deferred tax benefit of approximately $725 million. In addition, the relocation of these intangible assets resulted in the utilization of approximately $230 million of the Company's existing U.S. foreign tax credit carryforwards. These carryforwards had previously been offset by a full valuation allowance.
Included in the Other, net line in the effective income tax rate reconciliation above are the U.S. GAAP gain in excess of the tax gain related to the formation of the Nutrinova joint venture (see Note 4) of $102 million for the year ended December 31, 2023 and charges of approximately $20 million related to transaction costs for the M&M Acquisition for the year ended December 31, 2022. In addition, included in the Other, net line in the effective income tax rate reconciliation above are U.S. benefits of foreign derived intangible income of $72 million, $0 million, and $10 million; and changes in uncertain tax positions of $5 million, $63 million and $65 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities are as follows:

	As of December 31,
	2023	2022
	(In $ millions)
Deferred Tax Assets
Pension and postretirement obligations	61	61
Accrued expenses	56	80
Inventory	(13)	(11)
Net operating loss carryforwards	783	528
Tax credit carryforwards	135	359
Intangibles and other	737	400
Subtotal	1,759	1,417
Valuation allowance(1)	(656)	(781)
Total	1,103	636
Deferred Tax Liabilities
Depreciation and amortization	152	743
Investments in affiliates	188	171
Other	85	156
Total	425	1,070
Net deferred tax assets (liabilities)	678	(434)
______________________________
(1)Includes deferred tax asset valuation allowances for the Company's deferred tax assets in Luxembourg, the U.S., Spain, China, the United Kingdom, France, Mexico, Singapore, Canada and Germany. These valuation allowances relate primarily to net operating loss carryforward benefits, foreign tax credit carryforwards and other net deferred tax assets, all of which may not be realizable.
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

Tax Carryforwards
•Net Operating Loss and Capital Loss Carryforwards
As of December 31, 2023, the Company had available U.S. federal net operating loss carryforwards of $20 million that are subject to limitation. These net operating loss carryforwards begin to expire in 2025. As of December 31, 2023, the Company also had available state net operating loss carryforwards, net of federal tax impact, of $42 million, $27 million of which are offset by a valuation allowance due to uncertain recoverability. The Company also has foreign net operating loss carryforwards available as of December 31, 2023 of $4.0 billion primarily for Malta, Luxembourg, Spain, the United Kingdom, Singapore, Switzerland, Hong Kong and China with various expiration dates. Net operating loss carryforwards of $17 million in China began to expire in 2023 and are scheduled to continue to expire through 2028. Net operating losses in most other foreign jurisdictions do not have an expiration date. The Company acquired capital loss carryforwards of $173 million as part of the M&M Acquisition (Note 4) that are subject to annual limitation due to the ownership change. The Company fully offset these capital loss carryforwards with a valuation allowance due to uncertain recoverability.
•Tax Credit Carryforwards
The Company had available $112 million of foreign tax credit carryforwards, which are fully offset by a valuation allowance due to uncertain recoverability and $18 million of alternative minimum tax credit carryforwards in the U.S. The foreign tax credit carryforwards are subject to a ten-year carryforward period and begin to expire in 2027. The alternative minimum tax credits are subject to annual limitation due to prior ownership changes but have an unlimited carryforward period and can be used to offset federal tax liability in future years.
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
Uncertain Tax Positions
Activity related to uncertain tax positions is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In $ millions)
As of the beginning of the year	275	218	165
Increases in tax positions for the current year	10	8	33
Increases in tax positions for prior years	9	102	28
Decreases in tax positions for prior years	(35)	(45)	(11)
Increases (decreases) due to settlements	(35)	(8)	3
As of the end of the year	224	275	218

Total uncertain tax positions that if recognized would impact the effective tax rate	244	274	224
Total amount of interest expense (benefit) and penalties recognized in the consolidated statements of operations(1)	22	10	2
Total amount of interest expense and penalties recognized in the consolidated balance sheets	71	59	52
______________________________
(1)This amount reflects interest on uncertain tax positions and release of tax positions due to changes in assessment, statute lapses or audit closures that were reflected in the consolidated statements of operations.
The increase in uncertain tax positions for the year ended December 31, 2022 was primarily due to increases in foreign tax positions related to ongoing tax examinations, partially offset by releases due to completed examinations and statute closures.

The Company's tax returns have been under audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). In September 2021, the Company received a draft joint audit report proposing adjustments to transfer pricing and the reallocation of income between the related jurisdictions. The Authorities also proposed to apply these adjustments to open tax years through 2019. The Company and the Authorities were unable to reach an agreement jointly and therefore the audits continued on a separate jurisdictional basis. In the fourth quarter of 2022, the Company concluded settlement discussions with the Dutch tax authorities. The Company is engaged in continuing discussions with the other Authorities and is currently evaluating all additional potential remedies regarding the ongoing examinations.
As of December 31, 2023, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the examinations by the Authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the Authorities are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its position, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.
In addition, the Company's income tax returns in Mexico are under audit for the year 2018, and in Canada for the years 2016 through 2022. In August 2023, the Company negotiated a partial settlement with the Mexico tax authorities for its audit for the year 2018. The partial settlement did not have a material impact on income tax expense in the consolidated statements of operations for the year ended December 31, 2023. In September 2023, the Canadian tax authorities opened tax audits for the years 2019 through 2022, and the audits are in the preliminary stages. The Company is in ongoing discussions regarding the audit findings with the Canadian tax authorities for the years 2016 through 2018 and does not expect a material impact to income tax expense.
16. Leases
The components of lease expense are as follows:

	Year Ended December 31,			Statement of Operations Classification
	2023	2022	2021
	(In $ millions)
Lease Cost
Operating lease cost	99	66	40	Cost of sales / Selling, general and administrative expenses
Short-term lease cost	19	19	18	Cost of sales / Selling, general and administrative expenses
Variable lease cost	13	15	12	Cost of sales / Selling, general and administrative expenses
Finance lease cost
Amortization of leased assets	21	19	19	Cost of sales
Interest on lease liabilities	10	11	13	Interest expense
Sublease income	—	2	—	Other income (expense), net
Total net lease cost	162	132	102

Supplemental consolidated balance sheet information related to leases is as follows:

	As of December 31,		Balance Sheet Classification
	2023	2022
	(In $ millions)
Leases
Assets
Operating lease assets	422	413	Operating lease ROU assets
Finance lease assets	154	176	Property, plant and equipment, net
Total leased assets	576	589

Liabilities
Current
Operating	89	83	Current Other liabilities
Finance	24	25	Short-term borrowings and current installments of long-term debt
Noncurrent
Operating	325	364	Operating lease liabilities
Finance	124	147	Long-term debt
Total lease liabilities	562	619

	As of December 31,
	2023	2022
Weighted-Average Remaining Lease Term (years)
Operating leases	8.6	9.0
Finance leases	7.8	8.3

Weighted-Average Discount Rate
Operating leases	3.5%	3.0%
Finance leases	6.2%	6.4%
Supplemental consolidated cash flow information related to leases is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In $ millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	92	52	37
Operating cash flows from finance leases	10	11	13
Financing cash flows from finance leases	24	25	29

ROU assets obtained in exchange for finance lease liabilities (Note 20)	2	28	—
ROU assets obtained in exchange for operating lease liabilities	58	93	52

Maturities of lease liabilities are as follows:

	As of December 31, 2023
	Operating Leases	Finance Leases
	(In $ millions)
2024	102	32
2025	87	28
2026	68	26
2027	36	21
2028	28	18
Later years	148	75
Total lease payments	469	200
Less amounts representing interest	(55)	(52)
Total lease obligations	414	148
17. Derivative Financial Instruments
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Recognized in Earnings (Loss)			Statement of Operations Classification
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(5)	39	25	2	23	3	Cost of sales
Interest rate swaps	—	—	10	(7)	(7)	(3)	Interest expense
Foreign currency forwards	5	2	(1)	5	1	—	Cost of sales
Total	—	41	34	—	17	—

Designated as Fair Value Hedges
Cross-currency swaps(1)	(1)	—	—	9	—	—	Foreign exchange gain (loss), net

Designated as Net Investment Hedges(2)
Foreign currency denominated debt (Note 11)	(106)	(22)	107	—	—	—	N/A
Cross-currency swaps (Note 11)	(174)	(92)	27	—	—	—	N/A
Total	(280)	(114)	134	—	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	—	(19)	(2)	(13)	Foreign exchange gain (loss), net; Other income (expense), net
______________________________
(1)In conjunction with the 2023 Offering (Note 11) in August 2023, the Company entered into a cross-currency swap to effectively convert $500 million of the issued notes into a Japanese yen-denominated borrowing at prevailing yen interest rates, maturing on July 15, 2029. The swap qualifies and has been designated as a fair value hedge of the Company's foreign currency exchange rate exposure on the long-term debt of its Japanese yen-denominated subsidiary.

Additionally, in conjunction with the 2023 Offering (Note 11) in August 2023, the Company entered into cross-currency swaps to effectively convert $1.0 billion of the issued notes into 5-year and 7-year euro-denominated borrowings at prevailing euro interest rates, maturing on November 15, 2028 and November 15, 2030, respectively. The swaps qualify and have been designated as fair value hedges of the Company's foreign currency exchange rate exposure on the long-term debt of its euro-denominated subsidiary.
(2)Concurrently with offering of the Acquisition USD Notes in July 2022 (Note 11), the Company entered into cross-currency swaps to effectively convert $2.0 billion and $500 million of the Acquisition USD Notes into a euro-denominated borrowing at prevailing euro interest rates, maturing on July 15, 2027 and July 15, 2032, respectively. The swaps and €1.5 billion of the Acquisition Euro Notes qualify and have been designated as net investment hedges of the Company's foreign currency exchange rate exposure on the net investments of certain of its euro-denominated subsidiaries.
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
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Each of the contracts included in the table below will have approximately offsetting effects from actual underlying payables, receivables, intercompany loans or other assets or liabilities subject to foreign exchange remeasurement. The total U.S. dollar equivalents of net foreign exchange exposure related to (short) long foreign exchange forward contracts outstanding by currency are as follows:

2024 Maturity
(In $ millions)
Currency
Brazilian real	(43)
British pound sterling	53
Canadian dollar	23
Chinese yuan	383
Euro	148
Hungarian forint	18
Indian rupee	(27)
Indonesian rupiah	(9)
Japanese yen	(38)
Korean won	197
Mexican peso	109
Singapore dollar	21
Swedish krona	(7)
Swiss franc	(156)
Total	672

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the consolidated balance sheets is as follows:

	As of December 31,
	2023	2022
	(In $ millions)
Derivative Assets
Gross amount recognized	183	169
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	183	169
Gross amount not offset in the consolidated balance sheets	40	16
Net amount	143	153

	As of December 31,
	2023	2022
	(In $ millions)
Derivative Liabilities
Gross amount recognized	440	189
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	440	189
Gross amount not offset in the consolidated balance sheets	40	16
Net amount	400	173
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

		Fair Value Measurement
		Significant Other Observable Inputs (Level 2)
		Other assets		Other liabilities
	Notional Amount	Current	Noncurrent	Current	Noncurrent
	(In millions)	(In $ millions)
As of December 31, 2023
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$67	5	36	2	—
Designated as Fair Value Hedges
Cross-currency swaps	$1,500	40	—	11	61
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	€5,712	93	—	61	281
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$1,954	9	—	16	8
Total		147	36	90	350
As of December 31, 2022
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$82	9	39	2	—
Foreign currency forwards and swaps	$49	—	—	—	—
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	€5,639	99	13	58	126
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$1,265	9	—	3	—
Total		117	52	63	126
Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

			Fair Value Measurement
	Carrying Amount		Significant Other Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	As of December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
	(In $ millions)
Equity investments without readily determinable fair values	170	170	—	—	—	—	—	—
Insurance contracts in nonqualified trusts	21	22	21	23	—	—	21	23
Long-term debt, including current installments of long-term debt	13,400	13,953	13,514	13,247	148	172	13,662	13,419
In general, the equity investments included in the table above are not publicly traded and their fair values are not readily determinable. The Company believes the carrying values approximate fair value. Insurance contracts in nonqualified trusts consist of long-term fixed income securities, which are valued using independent vendor pricing models with observable inputs in the active market and therefore represent a Level 2 fair value measurement. The fair value of long-term debt is based on valuations from third-party banks and market quotations and is classified as Level 2 in the fair value measurement hierarchy. The fair value of obligations under finance leases, which are included in long-term debt in the consolidated balance sheets, is based on lease payments and discount rates, which are not observable in the market and therefore represents a Level 3 fair value measurement.

As of December 31, 2023 and 2022, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
19. Commitments and Contingencies
Commitments
Guarantees
Equity Affiliates
The Company has directly guaranteed various debt obligations under agreements with third parties related to certain equity affiliates. At December 31, 2023, the Company had directly guaranteed $145 million and €31 million of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guarantees. The Company would be required to perform on these guarantees in the event of default by the guaranteed party.
Maximum future payments under these obligations are $145 million and €31 million for bank borrowings and the guarantee will remain in force until all guaranteed obligations are paid and the underlying debt agreements entered into by certain equity affiliates are terminated.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of December 31, 2023 are $114 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $116 million as of December 31, 2023. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of December 31, 2023, the Company had unconditional purchase obligations of $4.0 billion, of which $683 million will be paid in 2024, $565 million in 2025, $452 million in 2026, $369 million in 2027, $230 million in 2028 and the balance thereafter through 2042.
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
As previously reported, in July 2020, the Company settled a European Commission competition law investigation involving certain of its subsidiaries and three other companies related to certain past ethylene purchases. Shell Chemicals Europe and another group of corporate claimants have filed claims for damages with the District Court of Amsterdam against four companies, including Celanese, arising from those activities, and the first court hearing was held in late September 2023. The Company intends to vigorously defend itself against these claims. While it is possible that additional parties could assert demands or claims related to this matter, based on information available at this time, the Company does not expect ultimate resolution of this matter to have a material impact on its financial condition or results of operations.

20. Supplemental Cash Flow Information

	Year Ended December 31,
	2023	2022	2021
	(In $ millions)
Interest paid, net of amounts capitalized	780	122	105
Taxes paid, net of refunds	237	273	215
Noncash Investing and Financing Activities
Accrued treasury stock repurchases	—	(17)	—
Finance lease obligations (Note 16)	2	28	—
Accrued capital expenditures	(26)	40	23
Asset retirement obligations	11	3	3
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
The Company's business segments are as follows:
•Engineered Materials
The Company's Engineered Materials segment includes the engineered materials business and certain strategic affiliates. The engineered materials business develops, produces and supplies a broad portfolio of high performance specialty polymers for automotive and medical applications, as well as industrial products and consumer electronics. Together with its strategic affiliates, the Company's engineered materials business is a leading participant in the global specialty polymers industry. The primary products of Engineered Materials are used in a broad range of end-use products including fuel system components, automotive safety systems, medical applications, electronics, appliances, industrial products, battery separators, conveyor belts, filtration equipment, coatings, and electrical applications and products.
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
Sales transactions between business segments are generally recorded at values that approximate third-party selling prices.

	Engineered Materials		Acetyl Chain		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Year Ended December 31, 2023
Net sales	6,149		4,884	(1)	—	(93)	10,940
Other (charges) gains, net (Note 24)	(56)		(4)		(8)	—	(68)
Operating profit (loss)	1,083	(2)	1,109		(505)	—	1,687
Equity in net earnings (loss) of affiliates	83		6		13	—	102
Depreciation and amortization	462		217		27	—	706
Capital expenditures	237		207		98	—	542	(3)
	As of December 31, 2023
Goodwill and intangible assets, net	10,525		427		—	—	10,952
Total assets	17,930		5,538		3,129	—	26,597
	Year Ended December 31, 2022
Net sales	4,024		5,743	(1)	—	(94)	9,673
Other (charges) gains, net (Note 24)	(7)		—		(1)	—	(8)
Operating profit (loss)	429		1,447		(498)	—	1,378
Equity in net earnings (loss) of affiliates	202		7		11	—	220
Depreciation and amortization	226		213		23	—	462
Capital expenditures	178		352		53	—	583	(3)
	As of December 31, 2022
Goodwill and intangible assets, net	10,826		421		—	—	11,247
Total assets	20,611		5,471		190	—	26,272
	Year Ended December 31, 2021
Net sales	2,718		5,894	(1)	—	(75)	8,537
Other (charges) gains, net (Note 24)	6		1		(4)	—	3
Operating profit (loss)	411		1,875		(340)	—	1,946
Equity in net earnings (loss) of affiliates	126		7		13	—	146
Depreciation and amortization	144		210		17	—	371
Capital expenditures	154		311		25	—	490	(3)
______________________________
(1)Includes intersegment sales of $93 million, $94 million and $75 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Includes a $515 million gain related to the formation of the Nutrinova joint venture included in Gain (loss) on disposition of businesses and assets, net in the consolidated statements of operations (Note 4).
(3)Includes a decrease in accrued capital expenditures of $26 million, an increase in accrued capital expenditures of $40 million and an increase in accrued capital expenditures of $23 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Geographical Area Information
The Net sales to external customers based on geographic location are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In $ millions)
Belgium	499	251	268
Brazil	140	122	92
Canada	146	120	98
China	1,952	1,525	1,621
France	84	31	28
Germany	2,468	2,934	2,675
India	150	55	34
Italy	77	7	—
Japan	312	87	15
Mexico	361	359	330
Singapore	1,146	1,209	1,202
South Korea	154	68	8
Spain	58	11	—
Switzerland	223	165	140
United Kingdom	86	13	—
U.S.	2,821	2,562	2,004
Other	263	154	22
Total	10,940	9,673	8,537
Property, plant and equipment, net based on the geographic location of the Company's facilities is as follows:

	As of December 31,
	2023	2022
	(In $ millions)
Belgium	112	113
Canada	121	128
China	568	688
Germany	843	937
Italy	74	64
Japan	43	52
Mexico	44	52
Netherlands	48	52
Singapore	82	99
South Korea	64	79
Switzerland	58	73
United Kingdom	118	118
U.S.	3,286	3,032
Other	123	97
Total	5,584	5,584

22. Revenue Recognition
Disaggregated Revenue
In general, the Company's business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment's results of operations.
The Company manages its Engineered Materials business segment through its project management pipeline, which is comprised of a broad range of projects that are solutions-based and are tailored to each customer's unique needs. Projects are identified and selected based on success rate and may involve a number of different polymers per project for use in multiple end-use applications. Therefore, the Company is agnostic toward products and end-use markets for the Engineered Materials business segment.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In $ millions)
Engineered Materials
North America	1,780	1,197	774
Europe and Africa	1,941	1,538	1,155
Asia-Pacific	2,274	1,180	703
South America	154	109	86
Total	6,149	4,024	2,718

Acetyl Chain
North America	1,448	1,713	1,533
Europe and Africa	1,680	1,961	1,914
Asia-Pacific	1,543	1,811	2,214
South America	120	164	158
Total(1)	4,791	5,649	5,819
______________________________
(1)Excludes intersegment sales of $93 million, $94 million and $75 million for the years ended December 31, 2023, 2022 and 2021, respectively.

23. Earnings (Loss) Per Share

	Year Ended December 31,
	2023	2022	2021
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	1,969	1,902	1,912
Earnings (loss) from discontinued operations	(9)	(8)	(22)
Net earnings (loss)	1,960	1,894	1,890

Weighted average shares - basic	108,848,962	108,380,082	111,224,017
Incremental shares attributable to equity awards(1)	530,702	855,294	860,395
Weighted average shares - diluted	109,379,664	109,235,376	112,084,412
______________________________
(1)Excludes options to purchase 202,876, 0 and 0 shares of Common Stock for the years ended December 31, 2023, 2022 and 2021, respectively, as their effect would have been antidilutive. Excludes 39,465, 154,172 and 555 equity award shares for the years ended December 31, 2023, 2022 and 2021, respectively, as their effect would have been antidilutive.
24. Other (Charges) Gains, Net

	Year Ended December 31,
	2023	2022	2021
	(In $ millions)
Restructuring(1)	(52)	(6)	(5)
Asset impairments	(15)	(14)	(2)
Plant/office closures	(1)	12	10
Total	(68)	(8)	3
______________________________
(1)Includes employee termination benefits primarily related to Company-wide business optimization projects during the year ended December 31, 2023.
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2022	4	1	1	6
Additions	40	4	8	52
Cash payments	(31)	(3)	(6)	(40)
As of December 31, 2023	13	2	3	18