Form 10-Q
period 2024-03-31
Celanese Corp
filed 2024-05-10
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, as of May 3, 2024 was 109,219,856.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended March 31, 2024

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023
	(In $ millions, except share and per share data)
Net sales	2,611	2,853
Cost of sales	(2,057)	(2,222)
Gross profit	554	631
Selling, general and administrative expenses	(265)	(285)
Amortization of intangible assets	(41)	(41)
Research and development expenses	(34)	(42)
Other (charges) gains, net	(14)	(23)
Foreign exchange gain (loss), net	11	6
Gain (loss) on disposition of businesses and assets, net	(1)	5
Operating profit (loss)	210	251
Equity in net earnings (loss) of affiliates	55	15
Non-operating pension and other postretirement employee benefit (expense) income	2	1
Interest expense	(169)	(182)
Interest income	13	8
Dividend income - equity investments	34	34
Other income (expense), net	12	(6)
Earnings (loss) from continuing operations before tax	157	121
Income tax (provision) benefit	(33)	(25)
Earnings (loss) from continuing operations	124	96
Earnings (loss) from operation of discontinued operations	—	(3)
Income tax (provision) benefit from discontinued operations	—	—
Earnings (loss) from discontinued operations	—	(3)
Net earnings (loss)	124	93
Net (earnings) loss attributable to noncontrolling interests	(3)	(2)
Net earnings (loss) attributable to Celanese Corporation	121	91
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	121	94
Earnings (loss) from discontinued operations	—	(3)
Net earnings (loss)	121	91
Earnings (loss) per common share - basic
Continuing operations	1.11	0.87
Discontinued operations	—	(0.03)
Net earnings (loss) - basic	1.11	0.84
Earnings (loss) per common share - diluted
Continuing operations	1.10	0.86
Discontinued operations	—	(0.03)
Net earnings (loss) - diluted	1.10	0.83
Weighted average shares - basic	109,069,060	108,634,068
Weighted average shares - diluted	109,513,991	109,188,266

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2024	2023
	(In $ millions)
Net earnings (loss)	124	93
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(54)	13
Gain (loss) on derivative hedges	2	4
Pension and postretirement benefits	(1)	(1)
Total other comprehensive income (loss), net of tax	(53)	16
Total comprehensive income (loss), net of tax	71	109
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(2)
Comprehensive income (loss) attributable to Celanese Corporation	68	107

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2024	As of December 31, 2023
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	1,483	1,805
Trade receivables - third party and affiliates	1,289	1,243
Non-trade receivables, net	536	541
Inventories	2,354	2,357
Other assets	283	272
Total current assets	5,945	6,218
Investments in affiliates	1,238	1,220
Property, plant and equipment (net of accumulated depreciation - 2024: $4,243; 2023: $4,080)	5,471	5,584
Operating lease right-of-use assets	396	422
Deferred income taxes	1,618	1,677
Other assets	537	524
Goodwill	6,926	6,977
Intangible assets, net	3,902	3,975
Total assets	26,033	26,597
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	2,439	1,383
Trade payables - third party and affiliates	1,447	1,510
Other liabilities	1,011	1,154
Income taxes payable	28	25
Total current liabilities	4,925	4,072
Long-term debt, net of unamortized deferred financing costs	11,018	12,301
Deferred income taxes	1,016	999
Uncertain tax positions	298	300
Benefit obligations	444	457
Operating lease liabilities	296	325
Other liabilities	505	591
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2024 and 2023: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2024: 170,780,600 issued and 109,210,286 outstanding; 2023: 170,476,740 issued and 108,906,426 outstanding)	—	—
Treasury stock, at cost (2024: 61,570,314 shares; 2023: 61,570,314 shares)	(5,488)	(5,488)
Additional paid-in capital	383	394
Retained earnings	12,973	12,929
Accumulated other comprehensive income (loss), net	(797)	(744)
Total Celanese Corporation shareholders' equity	7,071	7,091
Noncontrolling interests	460	461
Total equity	7,531	7,552
Total liabilities and equity	26,033	26,597

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	2024		2023
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	108,906,426	—	108,473,932	—
Stock option exercises	7,947	—	—	—
Stock awards	295,913	—	312,806	—
Balance as of the end of the period	109,210,286	—	108,786,738	—
Treasury Stock
Balance as of the beginning of the period	61,570,314	(5,488)	61,661,493	(5,491)
Issuance of treasury stock under stock plans	—	—	—	—
Balance as of the end of the period	61,570,314	(5,488)	61,661,493	(5,491)
Additional Paid-In Capital
Balance as of the beginning of the period		394		372
Stock-based compensation, net of tax		(12)		(7)
Stock option exercises, net of tax		1		—
Balance as of the end of the period		383		365
Retained Earnings
Balance as of the beginning of the period		12,929		11,274
Net earnings (loss) attributable to Celanese Corporation		121		91
Common stock dividends		(77)		(76)
Balance as of the end of the period		12,973		11,289
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(744)		(518)
Other comprehensive income (loss), net of tax		(53)		16
Balance as of the end of the period		(797)		(502)
Total Celanese Corporation shareholders' equity		7,071		5,661
Noncontrolling Interests
Balance as of the beginning of the period		461		468
Net earnings (loss) attributable to noncontrolling interests		3		2
Distributions/dividends to noncontrolling interests		(4)		(1)
Balance as of the end of the period		460		469
Total equity		7,531		6,130

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
	(In $ millions)
Operating Activities
Net earnings (loss)	124	93
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and accretion	227	178
Pension and postretirement net periodic benefit cost	1	3
Pension and postretirement contributions	(13)	(12)
Deferred income taxes, net	(6)	1
(Gain) loss on disposition of businesses and assets, net	1	(6)
Stock-based compensation	10	14
Undistributed earnings in unconsolidated affiliates	(28)	25
Other, net	3	(1)
Operating cash provided by (used in) discontinued operations	(8)	1
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(55)	(216)
Inventories	(19)	45
Other assets	34	99
Trade payables - third party and affiliates	(21)	(22)
Other liabilities	(149)	(298)
Net cash provided by (used in) operating activities	101	(96)
Investing Activities
Capital expenditures on property, plant and equipment	(137)	(164)
Proceeds from sale of businesses and assets, net	—	9
Other, net	(14)	(23)
Net cash provided by (used in) investing activities	(151)	(178)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	10	(300)
Proceeds from short-term borrowings	146	338
Repayments of short-term borrowings	(418)	—
Proceeds from long-term debt	111	—
Repayments of long-term debt	(6)	(7)
Stock option exercises	1	—
Common stock dividends	(77)	(76)
Distributions/dividends to noncontrolling interests	(4)	(1)
Other, net	(22)	(23)
Net cash provided by (used in) financing activities	(259)	(69)
Exchange rate effects on cash and cash equivalents	(13)	2
Net increase (decrease) in cash and cash equivalents	(322)	(341)
Cash and cash equivalents as of beginning of period	1,805	1,508
Cash and cash equivalents as of end of period	1,483	1,167

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three months ended March 31, 2024 and 2023 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 2023, filed on February 23, 2024 with the SEC as part of the Company's Annual Report on Form 10-K.
Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire year.
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

3. Acquisitions, Dispositions and Plant Closures
Acquisitions
•    Nutrinova Joint Venture
In September 2023, the Company formed a food ingredients joint venture with Mitsui & Co., Ltd. ("Mitsui") under the name Nutrinova. The Company contributed receivables, inventory, property, plant and equipment, certain other assets, liabilities, technology and employees of its food ingredients business while retaining a 30% interest in the joint venture. Mitsui acquired the remaining 70% interest in the food ingredients business for a purchase price of $503 million, subject to transaction adjustments. The Company is accounting for its interest in the joint venture as an equity method investment, and its portion of the results continues to be included in the Engineered Materials segment. A gain on the transaction of $515 million was included in Gain (loss) on disposition of businesses and assets, net in the consolidated statements of operations for the year ended December 31, 2023.
Plant Closures
•Uentrop, Germany
In October 2023, the Company announced the intended closure of its Polyamide 66 ("PA66") and High-Performance Nylon ("HPN") polymerization units at its facility in Uentrop, Germany to optimize production costs across its global network. These operations are included in the Company's Engineered Materials segment. The Company fully ceased operation of the PA66 polymerization unit and partially ceased operation of the HPN polymerization units during the three months ended March 31, 2024.
The exit and shutdown costs related to the closure of the PA66 and HPN polymerization units in Uentrop, Germany were as follows:

Three Months Ended March 31,
2024
(In $ millions)
Restructuring(1)	5
Accelerated depreciation expense(2)	37
Total	42
______________________________
(1)Included in Other (charges) gains, net in the unaudited interim consolidated statements of operations (Note 18).
(2)Included in Cost of sales in the unaudited interim consolidated statements of operations.
The Company expects to incur additional exit and shutdown costs related to the closure of the PA66 and HPN polymerization units in Uentrop, Germany of approximately $36 million, inclusive of estimated employee termination costs, through 2025.

•Mechelen, Belgium
On February 29, 2024, the Company announced the intended closure of its facility in Mechelen, Belgium to optimize production costs across its global network. This operation is included in the Company's Engineered Materials segment. The Company plans to cease operations in the fourth quarter of 2024.

Three Months Ended March 31,
2024
(In $ millions)
Accelerated depreciation expense(1)	8
Total	8
______________________________
(1)Included in Cost of sales in the unaudited interim consolidated statements of operations.
The Company expects to incur additional exit and shutdown costs related to the closure of the facility at Mechelen, Belgium of approximately $130 million, inclusive of estimated employee termination costs, through 2025.
4. Inventories

	As of March 31, 2024	As of December 31, 2023
	(In $ millions)
Finished goods	1,650	1,604
Work-in-process	128	160
Raw materials and supplies	576	593
Total	2,354	2,357
5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2023	6,602	375	6,977
Exchange rate changes	(46)	(5)	(51)
As of March 31, 2024(1)	6,556	370	6,926
______________________________
(1)There were no accumulated impairment losses as of March 31, 2024.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2023	41	2,437	601	55	3,134
Exchange rate changes	(1)	(28)	—	—	(29)
As of March 31, 2024	40	2,409	601	55	3,105
Accumulated Amortization
As of December 31, 2023	(38)	(639)	(95)	(42)	(814)
Amortization	—	(30)	(11)	—	(41)
Exchange rate changes	—	9	2	1	12
As of March 31, 2024	(38)	(660)	(104)	(41)	(843)
Net book value	2	1,749	497	14	2,262
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2023	1,655
Exchange rate changes	(15)
As of March 31, 2024	1,640
During the three months ended March 31, 2024, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2025	161
2026	160
2027	160
2028	160
2029	155

6. Current Other Liabilities

	As of March 31, 2024	As of December 31, 2023
	(In $ millions)
Benefit obligations (Note 8)	25	25
Customer rebates	76	96
Derivatives (Note 12)	58	90
Interest (Note 7)	194	246
Legal (Note 14)	12	34
Operating leases	86	89
Restructuring (Note 18)	19	18
Salaries and benefits	133	175
Sales and use tax/foreign withholding tax payable	133	128
Investment in affiliates	96	96
Other	179	157
Total	1,011	1,154
7. Debt

	As of March 31, 2024	As of December 31, 2023
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	2,348	1,025
Short-term borrowings, including amounts due to affiliates(1)	50	146
Revolving credit facilities(2)	41	212
Total	2,439	1,383
______________________________
(1)The weighted average interest rate was 2.2% and 2.9% as of March 31, 2024 and December 31, 2023, respectively.
(2)The weighted average interest rate was 3.2% and 3.4% as of March 31, 2024 and December 31, 2023, respectively.

	As of March 31, 2024	As of December 31, 2023
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2024, interest rate of 3.500%	473	473
Senior unsecured notes due 2024, interest rate of 5.900%	527	527
Senior unsecured notes due 2025, interest rate of 1.250%	324	331
Senior unsecured notes due 2025, interest rate of 6.050%	1,000	1,000
Senior unsecured notes due 2026, interest rate of 1.400%	400	400
Senior unsecured notes due 2026, interest rate of 4.777%	1,081	1,105
Senior unsecured notes due 2027, interest rate of 2.125%	539	551
Senior unsecured notes due 2027, interest rate of 6.165%	2,000	2,000
Senior unsecured term loan due 2027(1)	880	880
Senior unsecured notes due 2028, interest rate of 0.625%	540	552
Senior unsecured notes due 2028, interest rate of 6.350%	1,000	1,000
Senior unsecured notes due 2029, interest rate of 5.337%	540	552
Senior unsecured notes due 2029, interest rate of 6.330%	750	750
Senior unsecured notes due 2030, interest rate of 6.550%	999	999
Senior unsecured notes due 2032, interest rate of 6.379%	1,000	1,000
Senior unsecured notes due 2033, interest rate of 6.700%	1,000	1,000
Pollution control and industrial revenue bonds due at various dates through 2030(2)	126	127
Bank loan due 2026, interest rate of 2.8%	111	—
Bank loans due at various dates through 2030(3)	5	5
Obligations under finance leases due at various dates through 2054	140	148
Subtotal	13,435	13,400
Unamortized deferred financing costs(4)	(69)	(74)
Current installments of long-term debt	(2,348)	(1,025)
Total	11,018	12,301
______________________________
(1)The interest rate was 6.922% and 6.943% as of March 31, 2024 and December 31, 2023, respectively.
(2)Interest rates range from 4.05% to 5.00%.
(3)The weighted average interest rate was 2.7% and 2.6% as of March 31, 2024 and December 31, 2023, respectively.
(4)Related to the Company's long-term debt, excluding obligations under finance leases.
Senior Credit Facilities
In March 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a term loan credit agreement (as amended to date, the "March 2022 U.S. Term Loan Credit Agreement"), pursuant to which lenders provided a tranche of delayed-draw term loans due 364 days from issuance in an amount equal to $500 million (the "364-day Term Loans") and a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion (the "5-year Term Loans"). The 364-day Term Loans have been fully repaid.
Also in March 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a new revolving credit agreement (as amended to date, the "U.S. Revolving Credit Agreement" and, together with the March 2022 U.S. Term Loan Credit Agreement, the "U.S. Credit Agreements") consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2027 (the "U.S. Revolving Credit Facility"). The margin for borrowings under the U.S. Revolving Credit Facility was 1.00% to 2.00% above certain interbank rates at current Company credit ratings.
In August 2023, the Company amended certain covenants in the March 2022 U.S. Term Loan Credit Agreement to permit refinancing of certain senior notes without requiring a mandatory prepayment under the March 2022 U.S. Term Loan Credit Agreement.

On February 16, 2024 and February 21, 2023, the Company amended certain covenants in the U.S. Credit Agreements, including financial ratio maintenance covenants.
The U.S. Credit Agreements are guaranteed by Celanese, Celanese U.S. and domestic subsidiaries together representing substantially all of the Company's U.S. assets and business operations (the "Subsidiary Guarantors"). The Subsidiary Guarantors are listed in Exhibit 22.1 to this Quarterly Report.
In January 2023, Celanese (Shanghai) International Trading Co., Ltd ("CSIT"), a fully consolidated subsidiary, entered into a restatement of an existing credit facility agreement (the "China Revolving Credit Agreement") to upsize and modify the facility thereunder to consist of an aggregate CNY1.75 billion uncommitted senior unsecured revolving credit facility available under two tranches (with overdraft, bank guarantee and documentary credit sublimits) (the "China Revolving Credit Facility"). Obligations bear interest at certain fixed and floating rates. The China Revolving Credit Agreement is guaranteed by Celanese U.S.
Also in January 2023, CSIT entered into a senior unsecured working capital loan contract for CNY800 million (the "China Working Capital Term Loan Agreement"), payable 12 months from withdrawal date and bearing interest at 0.5% less than certain interbank rates. The loan under the China Working Capital Term Loan Agreement was fully drawn in January 2023 and was supported by a letter of comfort from the Company. The China Working Capital Term Loan Agreement was fully repaid in the three months ended March 31, 2024.
In December 2023, Celanese (Nanjing) Chemical Co., Ltd. ("CNC") entered into a senior unsecured working capital loan agreement for CNY800 million, payable on December 25, 2026 and bearing interest at 2.8% (the "CNC Working Capital Loan Agreement," together with the China Revolving Credit Agreement and the China Working Capital Term Loan Agreement, the "China Credit Agreements," and the China Credit Agreements together with the U.S. Credit Agreements, the "Global Credit Agreements"). The loan under the CNC Working Capital Loan Agreement was fully drawn during the three months ended March 31, 2024. The Company expects that the China Credit Agreements will continue to facilitate its efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of its U.S. debt to China at a lower average interest rate.
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facilities are as follows:

As of March 31, 2024
(In $ millions)
U.S. Revolving Credit Facility
Borrowings outstanding	—
Available for borrowing	1,750
China Revolving Credit Facility
Borrowings outstanding	41
Available for borrowing	201
On May 8, 2024, the Company drew $300 million from its U.S. Revolving Credit Facility. This borrowing and cash on hand were used to repay in full the Company's senior unsecured notes due 2024, with an interest rate of 3.500%, due on May 8, 2024.
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

In August 2023, Celanese U.S. completed a public offering registered under the Securities Act of senior unsecured notes as follows (collectively, the "2023 Offering"):

Maturity Date	Aggregate Principal Amount Issued	Discount to Par	Interest Rate
	(In $ millions)
November 15, 2028	1,000	99.986%	6.350%
November 15, 2030	999	99.950%	6.550%
November 15, 2033	1,000	99.992%	6.700%
In August 2023, Celanese U.S. completed a cash tender offer for $2.25 billion in aggregate principal amount (the "Tender Offer") as follows:

Maturity Date	Aggregate Principal Amount Tendered	Purchase price per $1,000 principal amount	Total Tender Offer Consideration	Accrued and Unpaid Interest
	(In $ millions)		(In $ millions)
June 30, 2024	1,473	$999.92	1,473	12
March 15, 2025	750	$1,002.85	752	20
April 30, 2024	27	$983.95	27	—
The net proceeds from the 2023 Offering were used (i) to fund the Tender Offer and (ii) for the repayment of other outstanding indebtedness, including the payment in full of the 364-day Term Loans and certain 3-year term loans pursuant to a term loan credit agreement entered into in September 2022.
Accounts Receivable Purchasing Facility
In June 2023, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 18, 2025. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's unaudited consolidated balance sheet. The Company de-recognized $290 million and $1.4 billion of accounts receivable under this agreement for the three months ended March 31, 2024 and year ended December 31, 2023, respectively, and collected $318 million and $1.3 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $153 million were pledged by the SPE as collateral to the Purchasers as of March 31, 2024.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. The Company also has a factoring agreement in China with a financial institution to sell 100% of certain accounts receivable on a limited recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no material continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $164 million and $423 million of accounts receivable under these factoring agreements for the three months ended March 31, 2024 and year ended December 31, 2023, respectively, and collected $110 million and $407 million of accounts receivable sold under these factoring agreements during the same periods.
In December 2023, the Company entered into a Master Discounting Agreement (the "Master Discounting Agreement") with a financial institution in China to discount, on a non-recourse basis, banker's acceptance drafts ("BADs"), classified as accounts receivable. Under the Master Discounting Agreement, the transfer of BADs are treated as sales and are accounted for as a reduction in accounts receivable because the Master Discounting Agreement transfers effective control over and risk related to the transferred BADs to the financial institution. The Company has no continuing involvement in the transferred BADs and the BADs are no longer available to satisfy creditors in the event of a bankruptcy. The Company received $15 million and $45 million from the accounts receivable transferred under the Master Discounting Agreement as of March 31, 2024 and December 31, 2023, respectively.
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
The Company is in compliance with the covenants in its material financing arrangements as of March 31, 2024.
8. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2024		2023
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	3	—	4	—
Interest cost	31	1	32	—
Expected return on plan assets	(34)	—	(33)	—
Total	—	1	3	—
Benefit obligation funding is as follows:

	As of March 31, 2024	Total Expected 2024
	(In $ millions)
Cash contributions to defined benefit pension plans	7	29
Benefit payments to nonqualified pension plans	5	19
Benefit payments to other postretirement benefit plans	1	3
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefit plan balances recognized in the unaudited consolidated balance sheets consist of the following:

	As of March 31, 2024		As of December 31, 2023
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Noncurrent Other assets	169	—	166	—
Current Other liabilities	(22)	(3)	(22)	(3)
Benefit obligations	(402)	(37)	(415)	(37)
Net amount recognized	(255)	(40)	(271)	(40)

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
The components of environmental remediation liabilities are as follows:

	As of March 31, 2024	As of December 31, 2023
	(In $ millions)
Demerger obligations (Note 14)	13	14
Divestiture obligations (Note 14)	13	13
Active sites	25	25
U.S. Superfund sites	7	8
Other environmental remediation liabilities	2	2
Total	60	62
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
Separately, the United States lodged a Consent Decree in U.S. District Court for the District of New Jersey in December 2022 that will resolve the Company's liability (and that of more than 80 other settling defendants) to the EPA for costs to clean up both the Lower 8.3 Miles and Upper 9 Miles of the Lower Passaic River Site in exchange for a collective payment of $150 million, United States v. Alden Leeds, Inc., No. 2:22-7326 (MCA) (LDW) (U.S. District Court New Jersey) ("Consent Decree Action"). The Consent Decree also will provide the Company protection from contribution claims by others for costs incurred to clean up both the Lower 8.3 Miles and Upper 9 Miles of the Lower Passaic River Site. The Company's proposed payment toward the $150 million collective settlement payment is not material to the Company's results of operations, cash flows or financial position. The Consent Decree is still subject to public comment and court approval.
In March 2023, the U.S. District Court for the District of New Jersey entered an order staying and administratively terminating the 2018 OCC Lawsuit, pending resolution of the request for judicial approval of the Consent Decree in the Consent Decree Action. Also in March 2023, OCC filed a new lawsuit against 40 parties, including a subsidiary of the Company, seeking to recover costs for remedial design work the EPA has ordered OCC to undertake for a portion of the LPRSA at an estimated cost of $71 million, Occidental Chemical Corporation v. Givaudan Fragrances Corporation, No. 2:23-cv-1699 (U.S. District Court New Jersey) (the "2023 OCC Lawsuit"). Like the earlier lawsuit, the 2023 OCC Lawsuit concerns the facility Essex County, New Jersey purchased and for which Essex County, New Jersey has agreed to defend and indemnify the Company. This new lawsuit does not change the Company's estimated liability for LPRSA cleanup costs.
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

10. Shareholders' Equity
Common Stock
The Company's Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company's Common Stock, par value $0.0001 per share ("Common Stock"), unless the Company's Board of Directors, in its sole discretion, determines otherwise. The amount available to the Company to pay cash dividends is not currently restricted by the Global Credit Agreements and its indentures governing its senior unsecured notes. Any decision to declare and pay dividends in the future will be made at the discretion of the Company's Board of Directors and will depend on, among other things, the results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Company's Board of Directors may deem relevant.
The Company declared a quarterly cash dividend of $0.70 per share on its Common Stock on April 17, 2024, amounting to $76 million. The cash dividend will be paid on May 13, 2024 to holders of record as of April 29, 2024.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

Total From February 2008 Through March 31, 2024

Shares repurchased	69,324,429
Average purchase price per share	$83.71
Shares repurchased (in $ millions)	5,803
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)	6,866
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of shareholders' equity.
The Company did not repurchase any Common Stock during the three months ended March 31, 2024 or 2023.
Other Comprehensive Income (Loss), Net

	Three Months Ended March 31,
	2024			2023
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(27)	(27)	(54)	(4)	17	13
Gain (loss) on derivative hedges	2	—	2	4	—	4
Pension and postretirement benefits gain (loss)	(1)	—	(1)	(1)	—	(1)
Total	(26)	(27)	(53)	(1)	17	16

Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Derivative Hedges (Note 12)	Pension and Postretirement Benefits Gain (Loss) (Note 8)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2023	(701)	(28)	(15)	(744)
Other comprehensive income (loss) before reclassifications	(27)	23	(1)	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(21)	—	(21)
Income tax (provision) benefit	(27)	—	—	(27)
As of March 31, 2024	(755)	(26)	(16)	(797)
11. Income Taxes

	Three Months Ended March 31,
	2024	2023
	(In percentages)
Effective income tax rate	21	21
The effective income tax rate for the three months ended March 31, 2024 was consistent with the same period in 2023. The effective income tax rate for the three months ended March 31, 2024 included the tax effects related to internal debt refinancing transactions. The effective income tax rate for the three months ended March 31, 2023 included the impacts of increased valuation allowance on U.S. foreign tax credit carryforwards due to changes in forecasts of foreign sourced income and deductions that did not re-occur in the three months ended March 31, 2024.
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various notices and final and proposed regulatory packages supplementing the TCJA provisions since 2018. There have been no material proposed or final regulatory packages during the three months ended March 31, 2024.
In August 2022, the Inflation Reduction Act (the "IRA") was enacted and included a 1% excise tax on share repurchases in excess of $1 million, and a corporate minimum tax of 15% on adjusted book earnings. The corporate minimum tax paid is creditable in future years to the extent regular tax liability exceeds the minimum tax in any given year. The U.S. Treasury issued two sets of proposed regulations related to Section 4501, Excise Tax on Share Repurchase, on April 12, 2024. The Company does not expect these provisions or proposed regulations will have a material impact to future income tax expense. The IRA also provides various beneficial credits for energy efficient related manufacturing, transportation and fuels, hydrogen/carbon recapture and renewable energy, which the Company is evaluating in regard to planned projects.
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
In July 2023, the OECD published Administrative Guidance proposing certain safe harbor provisions, including an effective rate test and a routine profits test, which if satisfied effectively will delay effective dates of Pillar Two to January 1, 2027. The EU and a significant number of other countries are expected to implement the safe harbor in local legislation. Based on these safe harbor provisions, the Company currently expects that, in several material jurisdictions, including the U.S., Netherlands, Switzerland, Germany, China, Singapore and Canada, it will qualify for the safe harbor effectively extending the application of the global minimum tax until January 1, 2027.
The Company will continue to monitor the developments and implementation of the OECD BEPS projects. Currently the Company does not meet the requirements for the application of Pillar One. The Company analyzed the application of the safe harbor provisions and does not expect a material impact in 2024 from the local adoption of the OECD Pillar Two proposals, but is continuing to model the effect of these provisions on its future effective tax rate and cash taxes.
The Company's tax returns have been under audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). In September 2021, the Company received a draft joint audit report proposing adjustments to transfer pricing and the reallocation of income between the related jurisdictions. The Authorities also proposed to apply these adjustments to open tax years through 2019. The Company and the Authorities were unable to reach an agreement jointly and therefore the audits continued on a separate jurisdictional basis. In the fourth quarter of 2022, the Company concluded settlement discussions with the Dutch tax authority. The Company is engaged in continuing discussions with the other Authorities and is currently evaluating all additional potential remedies regarding the ongoing examinations.
In addition, the Company's income tax returns in Mexico are under audit for the year 2018, and in Canada for the years 2016 through 2022. In August 2023, the Company negotiated a partial settlement with the Mexico tax authority for its audit for the year 2018. The partial settlement did not have a material impact on income tax expense in the consolidated statements of operations for the year ended December 31, 2023. In September 2023, the Canadian tax authority opened tax audits for the years 2019 through 2022, and the audits are in the preliminary stages. The Company is in ongoing discussions regarding the audit findings with the Canadian tax authority for the years 2016 through 2018 and does not expect a material impact to income tax expense.
As of March 31, 2024, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the examinations by government authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised in the audits described above are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its positions, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.

12. Derivative Financial Instruments
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended March 31,				Statement of Operations Classification
	2024	2023	2024	2023
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	3	—	(1)	1	Cost of sales
Interest rate swaps	—	—	(2)	(2)	Interest expense
Foreign currency forwards	—	2	—	(1)	Cost of sales
Total	3	2	(3)	(2)

Designated as Fair Value Hedges
Cross-currency swaps(1)	19	—	24	—	Foreign exchange gain (loss), net

Designated as Net Investment Hedges
Foreign currency denominated debt	67	(56)	—	—	N/A
Cross-currency swaps	70	(19)	—	—	N/A
Total	137	(75)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	16	2	Foreign exchange gain (loss), net; Other income (expense), net
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of March 31, 2024	As of December 31, 2023
	(In $ millions)
Derivative Assets
Gross amount recognized	201	183
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	201	183
Gross amount not offset in the consolidated balance sheets	32	40
Net amount	169	143

	As of March 31, 2024	As of December 31, 2023
	(In $ millions)
Derivative Liabilities
Gross amount recognized	316	440
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	316	440
Gross amount not offset in the consolidated balance sheets	32	40
Net amount	284	400

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

		Fair Value Measurement
		Significant Other Observable Inputs (Level 2)
		Other assets		Other liabilities
	Notional Amount	Current	Noncurrent	Current	Noncurrent
	(In millions)	(In $ millions)
As of March 31, 2024
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$59	5	40	2	—
Designated as Fair Value Hedges
Cross-currency swaps	$1,500	54	2	22	16
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	€5,712	77	—	29	230
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$2,137	23	—	5	12
Total		159	42	58	258
As of December 31, 2023
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$67	5	36	2	—
Designated as Fair Value Hedges
Cross-currency swaps	$1,500	40	—	11	61
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	€5,712	93	—	61	281
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$1,954	9	—	16	8
Total		147	36	90	350

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of March 31, 2024
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	18	18	—	18
Long-term debt, including current installments of long-term debt	13,435	13,472	140	13,612
As of December 31, 2023
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	21	21	—	21
Long-term debt, including current installments of long-term debt	13,400	13,514	148	13,662
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
As of March 31, 2024 and December 31, 2023, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of March 31, 2024 are $114 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $116 million as of March 31, 2024. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of March 31, 2024, the Company had unconditional purchase obligations of $4.2 billion, of which $530 million will be paid in 2024, $592 million in 2025, $483 million in 2026, $429 million in 2027, $289 million in 2028 and the balance thereafter through 2042.
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
15. Segment Information

	Engineered Materials	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended March 31, 2024
Net sales	1,378	1,261	—	(28)	(1)	2,611
Other (charges) gains, net (Note 18)	(11)	—	(3)	—		(14)
Operating profit (loss)	89	254	(133)	—		210
Equity in net earnings (loss) of affiliates	49	2	4	—		55
Depreciation and amortization	147	57	17	—		221
Capital expenditures	37	40	28	—		105	(2)
	As of March 31, 2024
Goodwill and intangible assets, net	10,407	421	—	—		10,828
Total assets	17,620	5,520	2,893	—		26,033
	Three Months Ended March 31, 2023
Net sales	1,630	1,250	—	(27)	(1)	2,853
Other (charges) gains, net (Note 18)	(21)	(1)	(1)	—		(23)
Operating profit (loss)	112	278	(139)	—		251
Equity in net earnings (loss) of affiliates	11	1	3	—		15
Depreciation and amortization	112	54	6	—		172
Capital expenditures	45	51	12	—		108	(2)
	As of December 31, 2023
Goodwill and intangible assets, net	10,525	427	—	—		10,952
Total assets	17,930	5,538	3,129	—		26,597
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes a decrease in accrued capital expenditures of $32 million and $56 million for the three months ended March 31, 2024 and 2023, respectively.
16. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of March 31, 2024, the Company had $1.3 billion of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $458 million of its remaining performance obligations as Net sales in 2024, $423 million in 2025, $195 million in 2026 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Current and Noncurrent Other liabilities in the unaudited consolidated balance sheets.
The Company does not have any material contract assets as of March 31, 2024.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended March 31,
	2024	2023
	(In $ millions)
Engineered Materials
North America	372	479
Europe and Africa	456	560
Asia-Pacific	516	548
South America	34	43
Total	1,378	1,630

Acetyl Chain
North America	388	365
Europe and Africa	423	460
Asia-Pacific	394	367
South America	28	31
Total(1)	1,233	1,223
______________________________
(1)Excludes intersegment sales of $28 million and $27 million for the three months ended March 31, 2024 and 2023, respectively.
17. Earnings (Loss) Per Share

	Three Months Ended March 31,
	2024	2023
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	121	94
Earnings (loss) from discontinued operations	—	(3)
Net earnings (loss)	121	91

Weighted average shares - basic	109,069,060	108,634,068
Incremental shares attributable to equity awards(1)	444,931	554,198
Weighted average shares - diluted	109,513,991	109,188,266
______________________________
(1)Excludes stock options to purchase 68,415, and 86,194 shares of Common Stock for the three months ended March 31, 2024 and 2023, respectively; and 0 and 72,574 equity award shares for the three months ended March 31, 2024 and 2023, respectively, as their effect would have been antidilutive.

18. Other (Charges) Gains, Net

	Three Months Ended March 31,
	2024	2023
	(In $ millions)
Restructuring(1)	(14)	(23)
Total	(14)	(23)
______________________________
(1)Includes employee termination benefits related to Company-wide business optimization projects and the previously announced closure of its polymerization units in Uentrop, Germany (Note 3).
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2023	13	2	3	18
Additions	12	—	3	15
Cash payments	(8)	(1)	(4)	(13)
Other changes	(1)	—	—	(1)
As of March 31, 2024	16	1	2	19

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
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2023 filed on February 23, 2024 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Report on Form 10-K ("2023 Form 10-K") and the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements herein, which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Forward-Looking Statements" below and at the beginning of our 2023 Form 10-K.
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
Risk Factors
See Part I - Item 1A. Risk Factors of our 2023 Form 10-K for a description of certain risk factors that you should consider which could significantly affect our financial results. In addition, the following factors, among others, could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements:
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
•the ability to pass increases in raw materials prices, logistics costs and other costs on to customers or otherwise improve margins through price increases;
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
Results of Operations
Financial Highlights

	Three Months Ended March 31,
	2024	2023	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	2,611	2,853	(242)
Gross profit	554	631	(77)
Selling, general and administrative ("SG&A") expenses	(265)	(285)	20
Other (charges) gains, net	(14)	(23)	9
Gain (loss) on disposition of businesses and assets, net	(1)	5	(6)
Operating profit (loss)	210	251	(41)
Equity in net earnings (loss) of affiliates	55	15	40
Non-operating pension and other postretirement employee benefit (expense) income	2	1	1
Interest expense	(169)	(182)	13
Interest income	13	8	5
Dividend income - equity investments	34	34	—
Earnings (loss) from continuing operations before tax	157	121	36
Earnings (loss) from continuing operations	124	96	28
Earnings (loss) from discontinued operations	—	(3)	3
Net earnings (loss)	124	93	31
Net earnings (loss) attributable to Celanese Corporation	121	91	30
Other Data
Depreciation and amortization	221	172	49
SG&A expenses as a percentage of Net sales	10.1%	10.0%
Operating margin(1)	8.0%	8.8%
Other (charges) gains, net
Restructuring	(14)	(23)	9
Total Other (charges) gains, net	(14)	(23)	9
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of March 31, 2024	As of December 31, 2023
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,483	1,805

Short-term borrowings and current installments of long-term debt - third party and affiliates	2,439	1,383
Long-term debt, net of unamortized deferred financing costs	11,018	12,301
Total debt	13,457	13,684
Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	(12)	(2)	(1)	(15)
Acetyl Chain	11	(10)	—	1
Total Company	(2)	(5)	(1)	(8)
Consolidated Results
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Net sales decreased $242 million, or 8%, for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to:
•lower volume in our Engineered Materials segment, primarily driven by weaker global economic conditions, the formation of the Nutrinova joint venture (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information) and customer destocking;
•lower pricing, primarily driven by our Acetyl Chain segment due to a more balanced global demand and supply environment, as well as our Engineered Materials segment due to competitive markets, product mix, and decreased energy surcharges; and
•an unfavorable currency impact, primarily resulting from a weaker Chinese Yuan ("CNY") relative to the U.S. dollar;
partially offset by:
•higher volume in our Acetyl Chain segment due to increased demand for most of our products, primarily in Asia.
Operating profit decreased $41 million, or 16%, for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to:
•lower Net sales in our Engineered Materials segment;
•higher spending in our Acetyl Chain segment of $43 million, primarily as a result of plant turnaround costs related to our joint venture, Fairway Methanol LLC, and inventory impacts of increased demand in downstream derivative products;

•higher accelerated depreciation expense of $37 million in our Engineered Materials segment, related to the previously announced closure of our polymerization units in Uentrop, Germany (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information); and
•higher functional spending of $24 million in our Other Activities segment, primarily due to IT integration costs;
partially offset by:
•lower raw materials costs in our Engineered Materials and Acetyl Chain segments and favorable raw materials mix in our Engineered Materials segment;
•lower spending in our Engineered Materials segment primarily driven by distribution and administrative costs;
•lower merger and acquisition project spending of $23 million in our Other Activities segment; and
•higher Net sales in our Acetyl Chain segment.
Equity in net earnings (loss) of affiliates increased $40 million for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to:
•an increase in earnings from our Mylar Specialty Films strategic affiliates of $18 million primarily due to increased restructuring costs incurred in the three months ended March 31, 2023; and
•an increase in earnings from our Ibn Sina strategic affiliate primarily as a result of higher methyl tertiary-butyl ether volume and margin.
Our effective income tax rate of 21% for the three months ended March 31, 2024 was consistent with the same period in 2023. The effective income tax rate for the current period included the tax effects related to internal debt refinancing transactions. The effective income tax rate for the three months ended March 31, 2023 included the impacts of increased valuation allowance on U.S. foreign tax credit carryforwards due to changes in forecasts of foreign sourced income and deductions that did not re-occur in the current year. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Segments
Engineered Materials

	Three Months Ended March 31,		Change	% Change
	2024	2023
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,378	1,630	(252)	(15.5)%
Net Sales Variance
Volume	(12)%
Price	(2)%
Currency	(1)%
Other (charges) gains, net	(11)	(21)	10	47.6%
Operating profit (loss)	89	112	(23)	(20.5)%
Operating margin	6.5%	6.9%
Equity in net earnings (loss) of affiliates	49	11	38	345.5%
Depreciation and amortization	147	112	35	31.3%
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

The pricing of products within the Engineered Materials segment is primarily based on the value of the material we produce and is generally independent of changes in the cost of raw materials, but may be impacted during periods of inflation and increased costs. Therefore, in general, margins may expand or contract in response to changes in raw materials costs. We attempt to address increases in raw materials costs through appropriate pricing actions.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Net sales decreased for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to:
•lower volume, primarily driven by weaker global economic conditions, the formation of the Nutrinova joint venture (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information) and customer destocking;
•lower pricing for most of our products, primarily due to competitive markets, product mix, and decreased energy surcharges; and
•an unfavorable currency impact, primarily resulting from a weaker CNY relative to the U.S. dollar.
Operating profit decreased for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to:
•lower Net sales; and
•higher accelerated depreciation expense of $37 million, related to the previously announced closure of our polymerization units in Uentrop, Germany (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
partially offset by:
•lower raw materials costs and favorable raw materials mix; and
•lower spending of $38 million, primarily driven by distribution and administrative costs.
Equity in net earnings (loss) of affiliates increased for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to:
•an increase in earnings from our Mylar Specialty Films strategic affiliates of $18 million primarily due to increased restructuring cost incurred in the three months ended March 31, 2023; and
•an increase in earnings from our Ibn Sina strategic affiliate, primarily as a result of higher methyl tertiary-butyl ether volume and margin.

Acetyl Chain

	Three Months Ended March 31,		Change	% Change
	2024	2023
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,261	1,250	11	0.9%
Net Sales Variance
Volume	11%
Price	(10)%
Currency	—%
Operating profit (loss)	254	278	(24)	(8.6)%
Operating margin	20.1%	22.2%
Dividend income - equity investments	34	33	1	3.0%
Depreciation and amortization	57	54	3	5.6%
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
The pricing of products within the Acetyl Chain is influenced by industry utilization rates and changes in the cost of raw materials. Therefore, in general, there is a directional correlation between these factors and our Net sales for most Acetyl Chain products. This impact to pricing typically lags changes in raw materials costs over months or quarters.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Net sales increased for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to:
•higher volume due to increased demand for most of our products, primarily in Asia;
partially offset by:
•lower pricing for our products, due to a more balanced global demand and supply environment.
Operating profit decreased for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to:
•higher spending of $43 million, primarily as a result of plant turnaround costs related to our joint venture, Fairway Methanol LLC, and inventory impacts of increased demand in downstream derivative products;
partially offset by:
•lower raw materials and sourcing costs, primarily for carbon monoxide and ethylene; and
•higher Net sales.

Other Activities

	Three Months Ended March 31,		Change	% Change
	2024	2023
	(unaudited)
	(In $ millions, except percentages)
Operating profit (loss)	(133)	(139)	6	4.3%
Non-operating pension and other postretirement employee benefit (expense) income	2	1	1	100.0%
Our Other Activities segment primarily consists of corporate center costs, including administrative activities such as finance, information technology and human resource functions, interest income and expense associated with financing activities and results of our captive insurance companies. The Other Activities segment also includes the components of net periodic benefit cost (interest cost, expected return on assets and net actuarial gains and losses) for our defined benefit pension plans and other postretirement plans not allocated to our business segments.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Operating loss decreased for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to:
•lower merger and acquisition project spending of $23 million; and
•lower incentive compensation costs;
partially offset by:
•higher functional spending of $24 million, primarily due to IT integration costs.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facilities. As of March 31, 2024, we have $1.75 billion available for borrowing under our senior U.S. unsecured revolving credit facility and $201 million available for borrowing under our separate China Revolving Credit Facility (defined below), if required, to meet our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $1.5 billion as of March 31, 2024. We are actively managing our business to maintain and improve cash flow and reduce our debt, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
On February 29, 2024, we announced the intended closure of our facility in Mechelen, Belgium to optimize production costs across our global network. These operations are included in the Engineered Materials segment. We expect to incur additional exit and shutdown costs related to the closure of the facility of approximately $130 million, inclusive of estimated employee termination costs, through 2025. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements.
In October 2023, we announced the intended closure of our Polyamide 66 ("PA66") and High-Performance Nylon ("HPN") polymerization units at our facility in Uentrop, Germany to optimize production costs across our global network. These operations are included in the Engineered Materials segment. We expect to incur additional exit and shutdown costs related to the closure of the PA66 and HPN polymerization units in Uentrop, Germany of approximately $36 million, inclusive of estimated employee termination costs, through 2025. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements.
In September 2023, we formed a food ingredients joint venture with Mitsui & Co., Ltd. ("Mitsui") under the name Nutrinova. We contributed receivables, inventory, property, plant and equipment, certain other assets, liabilities, technology and employees of our food ingredients business while retaining a 30% interest in the joint venture. Mitsui acquired the remaining 70% interest in the food ingredients business for a purchase price of $503 million, subject to transaction adjustments. We are accounting for our interest in the joint venture as an equity method investment, and our portion of the results continues to be included in the

Engineered Materials segment. For further information regarding the food ingredients joint venture, see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements.
Our incurrence of debt to finance the purchase price for a majority of the Mobility & Materials business (the "M&M Business") acquired from DuPont de Nemours, Inc. in November 2022 (the "M&M Acquisition") has increased our leverage and our ratio of indebtedness to consolidated EBITDA as set forth in our senior unsecured credit facilities. We believe that cash flows from our operations, together with cash generation, synergy opportunities from the M&M Acquisition and cost reduction initiatives, will support our deleveraging efforts over the next few years. In furtherance of these deleveraging efforts, we have paused our share repurchase program and are in the process of evaluating additional cash generation opportunities which may also include, in addition to the food ingredients joint venture described above, additional opportunistic dispositions or monetization of other product or business lines or other assets. We are committed to rapid deleveraging and to maintaining our investment grade debt rating.
While our contractual obligations, commitments and debt service requirements over the next several years are significant, we continue to believe we will have available resources to meet our liquidity requirements, including debt service, for the next 12 months. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as increasing our borrowings, reducing or delaying capital expenditures, seeking additional capital or seeking to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.
We continue to prioritize projects that drive growth and productivity in the near term and expect total capital expenditures to be approximately $425 million in 2024, primarily associated with certain investments in growth opportunities and productivity improvements. In Engineered Materials, at our Nanjing, China facility, our expansions of (1) the compounding plant and (2) the new liquid crystal polymer ("LCP") plant are on schedule and in construction. At our Bishop, Texas facility, our debottleneck of the ultra-high molecular weight polyethylene ("UHMW-PE") unit is on schedule and in detailed engineering design while construction is delayed nine to 12 months. Our energy optimization productivity project at our polyoxymethylene ("POM") unit in Frankfurt, Germany is on schedule in detailed engineering design. In the Acetyl Chain, the planned expansion of our acetic acid unit at Clear Lake, Texas was successfully commissioned and started in the first quarter of 2024 and is operating as designed, and our vinyl acetate ethylene ("VAE") emulsions unit in Nanjing, China was successfully commissioned in the first quarter of 2024, started in the second quarter of 2024 on schedule and is operating as designed. Our planned expansions of our VAE emulsion plant in Frankfurt, Germany are in construction and on schedule. We continue to see the incremental capacity from investments made in recent years strengthen the growth and reliability of our manufacturing network to best serve our customers.
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
We remain in compliance with the covenants in the Global Credit Agreements (defined below) and expect to remain in compliance based on our current expectation of future results of operations and planned cash generation activities. If the actual future results of our operations and cash generation activities differ materially from these expectations, we may be required to seek an amendment to or waiver of any impacted covenants, which may increase our borrowing costs under the Global Credit Agreements.

Cash Flows
Cash and cash equivalents decreased $322 million to $1.5 billion as of March 31, 2024 compared to December 31, 2023. As of March 31, 2024, $1.3 billion of the $1.5 billion of cash and cash equivalents was held by our foreign subsidiaries. Under the Tax Cuts and Jobs Act, we incurred a charge in a prior year associated with the deemed repatriation of foreign earnings. These funds are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations.
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $197 million to $101 million for the three months ended March 31, 2024 compared to net cash used in operating activities of $96 million for the same period in 2023, primarily due to:
•favorable trade working capital of $98 million, primarily due to the timing of collections of trade receivables, inventory reduction due to lower volume and lower raw materials costs, and settlement of trade payables during the three months ended March 31, 2024;
•a decrease in net cash interest paid of $75 million; and
•an increase in Net earnings.
•Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $27 million to $151 million for the three months ended March 31, 2024 compared to net cash used in investing activities of $178 million for the same period in 2023; primarily due to:
•a decrease of $27 million in capital expenditures during the three months ended March 31, 2024.
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $190 million to $259 million for the three months ended March 31, 2024 compared to net cash used in financing activities of $69 million for the same period in 2023, primarily due to:
•an increase in net payments on short-term debt of $300 million, primarily as a result of higher payments and lower borrowings under our revolving credit facilities and China Working Capital Term Loan Agreement (defined below);
partially offset by:
•an increase in net proceeds on long-term debt of $112 million, primarily due to borrowing under the CNC Working Capital Loan Agreement (defined below).
Debt and Other Obligations
•Senior Credit Facilities
In March 2022, we entered into a term loan credit agreement (as amended to date, the "March 2022 U.S. Term Loan Credit Agreement"), pursuant to which lenders provided a tranche of delayed-draw term loans due 364 days from issuance in an amount equal to $500 million (the "364-day Term Loans") and a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion (the "5-year Term Loans"). The 364-day Term Loans have been fully repaid.
Also in March 2022, we entered into a new revolving credit agreement (as amended to date, the "U.S. Revolving Credit Agreement" and, together with the March 2022 U.S. Term Loan Credit Agreement the "U.S. Credit Agreements") consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2027.
In August 2023, we amended certain covenants in the March 2022 U.S. Term Loan Credit Agreement to permit refinancing of certain senior notes without requiring a mandatory prepayment under the March 2022 U.S. Term Loan Credit Agreement.
On February 16, 2024 and February 21, 2023, we amended certain covenants in the U.S. Credit Agreements, including financial ratio maintenance covenants.

The U.S. Credit Agreements are guaranteed by Celanese, Celanese U.S. and domestic subsidiaries together representing substantially all of the Company's U.S. assets and business operations (the "Subsidiary Guarantors").
In January 2023, Celanese (Shanghai) International Trading Co., Ltd ("CSIT"), a fully consolidated subsidiary, entered into a restatement of an existing credit facility agreement (the "China Revolving Credit Agreement") to upsize and modify the facility thereunder to consist of an aggregate CNY1.75 billion uncommitted senior unsecured revolving credit facility available under two tranches (with overdraft, bank guarantee and documentary credit sublimits) (the "China Revolving Credit Facility"). Obligations bear interest at certain fixed and floating rates. The China Revolving Credit Agreement is guaranteed by Celanese U.S.
Also in January 2023, CSIT entered into a senior unsecured working capital loan contract for CNY800 million (the "China Working Capital Term Loan Agreement"), payable 12 months from withdrawal date and bearing interest at 0.5% less than certain interbank rates. The loan under the China Working Capital Term Loan Agreement was fully drawn in January 2023 and was supported by a letter of comfort from us. The China Working Capital Term Loan Agreement was fully repaid in the three months ended March 31, 2024.
In December 2023, Celanese (Nanjing) Chemical Co., Ltd. ("CNC") entered into a senior unsecured working capital loan agreement for CNY800 million, payable on December 25, 2026 and bearing interest at 2.8% (the "CNC Working Capital Loan Agreement," together with the China Revolving Credit Agreement and the China Working Capital Term Loan Agreement, the "China Credit Agreements," and the China Credit Agreements together with the U.S. Credit Agreements, the "Global Credit Agreements"). The loan under the CNC Working Capital Loan Agreement was fully drawn during the three months ended March 31, 2024. We expect the China Credit Agreements will continue to facilitate our efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of our U.S. debt to China at a lower average interest rate.
On May 8, 2024, we drew $300 million from our U.S. Revolving Credit Facility. This borrowing and cash on hand were used to repay in full our senior unsecured notes due 2024, with an interest rate of 3.500%, due on May 8, 2024.
•Senior Notes
In August 2023, we completed a public offering registered under the Securities Act of senior unsecured notes as follows (collectively, the "2023 Offering"):

Maturity Date	Aggregate Principal Amount Issued	Discount to Par	Interest Rate
	(In $ millions)
November 15, 2028	1,000	99.986%	6.350%
November 15, 2030	999	99.950%	6.550%
November 15, 2033	1,000	99.992%	6.700%
In August 2023, we completed a cash tender offer for $2.25 billion in aggregate principal amount (the "Tender Offer") as follows:

Maturity Date	Aggregate Principal Amount Tendered	Purchase price per $1,000 principal amount	Total Tender Offer Consideration	Accrued and Unpaid Interest
	(In $ millions)	(In $)	(In $ millions)
June 30, 2024	1,473	999.92	1,473	12
March 15, 2025	750	1,002.85	752	20
April 30, 2024	27	983.95	27	—
The net proceeds from the 2023 Offering were used (i) to fund the Tender Offer and (ii) for the repayment of other outstanding indebtedness, including the payment in full of the 364-day Term Loans and certain 3-year term loans pursuant to a term loan credit agreement entered into in September 2022.
There have been no material changes to our debt or other obligations described in our 2023 Form 10-K other than those disclosed above and in Note 7 - Debt in the accompanying unaudited interim consolidated financial statements.

•Accounts Receivable Purchasing Facility
In June 2023, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $290 million and $1.4 billion of accounts receivable under this agreement for the three months ended March 31, 2024 and year ended December 31, 2023, respectively, and collected $318 million and $1.3 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $153 million were pledged by the SPE as collateral to the Purchasers as of March 31, 2024.
•Factoring and Discounting Agreements
We have factoring agreements in Europe, Singapore and China with financial institutions. We de-recognized $164 million and $423 million of accounts receivable under these factoring agreements for the three months ended March 31, 2024 and year ended December 31, 2023, respectively, and collected $110 million and $407 million of accounts receivable sold under these factoring agreements during the same periods.
In December 2023, we entered into a Master Discounting Agreement (the "Master Discounting Agreement") with a financial institution in China to discount, on a non-recourse basis, banker's acceptance drafts ("BADs"), classified as accounts receivable. We received $15 million and $45 million from the accounts receivable transferred under the Master Discounting Agreement as of March 31, 2024 and December 31, 2023, respectively.
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
We are in compliance with the covenants in our material financing arrangements as of March 31, 2024.
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
For cash management purposes, we transfer cash among the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. While the non-guarantor subsidiaries do not guarantee the Issuer's obligations under our outstanding debt, the transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Senior Notes, the U.S. Credit Agreements, other outstanding debt, Common Stock dividends and Common Stock repurchases.
The summarized financial information of the Obligor Group is presented below on a combined basis after the elimination of: (i) intercompany transactions among such entities and (ii) equity in earnings from and investments in the non-guarantor subsidiaries. Transactions with, and amounts due to or from, non-guarantor subsidiaries and affiliates are separately disclosed.

Three Months Ended March 31, 2024
(In $ millions)
(unaudited)
Net sales to third parties	439
Net sales to non-guarantor subsidiaries	285
Total net sales	724
Gross profit	117
Earnings (loss) from continuing operations	(103)
Net earnings (loss)	(104)
Net earnings (loss) attributable to the Obligor Group	(104)

	As of March 31, 2024	As of December 31, 2023
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	900	787
Other current assets	2,131	2,245
Total current assets	3,031	3,032
Goodwill	536	536
Other noncurrent assets	3,258	3,289
Total noncurrent assets	3,794	3,825
Current liabilities due to non-guarantor subsidiaries	3,386	2,993
Current liabilities due to affiliates	6	6
Other current liabilities	3,107	1,940
Total current liabilities	6,499	4,939
Noncurrent liabilities due to non-guarantor subsidiaries	3,356	3,365
Other noncurrent liabilities	11,504	13,007
Total noncurrent liabilities	14,860	16,372
Share Capital
On April 17, 2024, we declared a quarterly cash dividend of $0.70 per share on our Common Stock amounting to $76 million. The cash dividend will be paid on May 13, 2024 to holders of record as of April 29, 2024.
There have been no material changes to our share capital described in our 2023 Form 10-K other than those disclosed above and in Note 10 - Shareholders' Equity in the accompanying unaudited interim consolidated financial statements.

Contractual Obligations
We have not entered into any material off-balance sheet arrangements.
Except as otherwise described in this report, there have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2023 Form 10-K.
Tax Return Audits
Our tax returns have been under joint audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). The Company and the Authorities were unable to reach an agreement jointly and therefore the audits continued on a separate jurisdictional basis. In the fourth quarter of 2022, the Company concluded settlement discussions with the Dutch tax authority. In addition, our income tax returns in Mexico are under audit for the year 2018 and in Canada for the years 2016 through 2022. In August 2023, we negotiated a partial settlement with the Mexico tax authority for its audit for the year 2018. The partial settlement did not have a material impact on income tax expense in the consolidated statements of operations for the year ended December 31, 2023. In September 2023, the Canadian tax authority opened tax audits for the years 2019 through 2022, and the audits are in the preliminary stages. As of March 31, 2024, we believe that an adequate provision for income taxes has been made for all open tax years related to the examinations by government authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the government authorities are resolved in a manner inconsistent with our expectations or we are unsuccessful in defending our positions, we could be required to adjust our provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Environment
We experienced below-normal underlying demand conditions across several end-markets. We continue to closely monitor the impact of, and responses to, geopolitical effects on demand conditions and the supply chain. Demand conditions and moderating raw materials costs resulted in elevated industry competitive dynamics and continuing pricing pressure across end-markets. We expect demand challenges to persist and to pressure pricing, which effects we anticipate to be partially offset by improvement in input costs across the year.
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
We describe our significant accounting policies in Note 2 - Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in our 2023 Form 10-K. We discuss our critical accounting policies and estimates in MD&A in our 2023 Form 10-K.
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements in the accompanying unaudited interim consolidated financial statements included in this Quarterly Report for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk for the Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2023 Form 10-K. See also Note 12 - Derivative Financial Instruments in the accompanying unaudited interim consolidated financial statements for further discussion of our market risk management and the related impact on the Company's financial position and results of operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2024, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust and competition, intellectual property, personal injury and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of current and legacy shareholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 9 - Environmental and Note 14 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2023 Form 10-K other than those disclosed in Note 9 - Environmental and Note 14 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements. See Part I - Item 1A. Risk Factors of our 2023 Form 10-K for certain risk factors relating to these legal proceedings.
Item 1A. Risk Factors
In addition to the information in this Quarterly Report, readers should carefully consider the information in Part I, Item 1A. Risk Factors of our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any Common Stock during the three months ended March 31, 2024. As of March 31, 2024, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008, with approximately $1.1 billion value of shares remaining that may be purchased under the program. See Note 10 - Shareholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(c) Trading Plans
During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans or "non-Rule 10b5-1 trading arrangements" as defined in Item 408 of Regulation S-K.

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

10.2
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

10.3*‡	Form of 2024 Performance-Based Restricted Stock Unit Award Agreement.

10.4*‡	Form of 2024 Performance-Based Restricted Stock Unit Award Agreement for Chief Executive Officer.

10.5*‡	Form of 2024 Time-Based Stock Option Award Agreement.

10.6*‡	Form of 2024 Time-Based Stock Option Award Agreement for Chief Executive Officer.

22.1	List of Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Annual Report on Form 10-K filed with the SEC on February 23, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL.

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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Lori J. Ryerkerk
Chair of the Board of Directors,
Chief Executive Officer and President

	Date:	May 10, 2024

By:	/s/ CHUCK B. KYRISH
Chuck B. Kyrish
Senior Vice President and
Chief Financial Officer

	Date:	May 10, 2024