Form 10-Q
period 2024-06-30
Celanese Corp
filed 2024-08-02
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2024
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, as of July 26, 2024 was 109,264,181.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended June 30, 2024

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In $ millions, except share and per share data)
Net sales	2,651	2,795	5,262	5,648
Cost of sales	(2,010)	(2,109)	(4,067)	(4,331)
Gross profit	641	686	1,195	1,317
Selling, general and administrative expenses	(255)	(274)	(520)	(559)
Amortization of intangible assets	(38)	(42)	(79)	(83)
Research and development expenses	(33)	(40)	(67)	(82)
Other (charges) gains, net	(48)	(10)	(62)	(33)
Foreign exchange gain (loss), net	(9)	15	2	21
Gain (loss) on disposition of businesses and assets, net	(8)	—	(9)	5
Operating profit (loss)	250	335	460	586
Equity in net earnings (loss) of affiliates	51	23	106	38
Non-operating pension and other postretirement employee benefit (expense) income	2	(2)	4	(1)
Interest expense	(174)	(182)	(343)	(364)
Interest income	10	7	23	15
Dividend income - equity investments	31	31	65	65
Other income (expense), net	13	4	25	(2)
Earnings (loss) from continuing operations before tax	183	216	340	337
Income tax (provision) benefit	(29)	4	(62)	(21)
Earnings (loss) from continuing operations	154	220	278	316
Earnings (loss) from operation of discontinued operations	(1)	—	(1)	(3)
Income tax (provision) benefit from discontinued operations	—	1	—	1
Earnings (loss) from discontinued operations	(1)	1	(1)	(2)
Net earnings (loss)	153	221	277	314
Net (earnings) loss attributable to noncontrolling interests	2	(1)	(1)	(3)
Net earnings (loss) attributable to Celanese Corporation	155	220	276	311
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	156	219	277	313
Earnings (loss) from discontinued operations	(1)	1	(1)	(2)
Net earnings (loss)	155	220	276	311
Earnings (loss) per common share - basic
Continuing operations	1.43	2.01	2.54	2.88
Discontinued operations	(0.01)	0.01	(0.01)	(0.02)
Net earnings (loss) - basic	1.42	2.02	2.53	2.86
Earnings (loss) per common share - diluted
Continuing operations	1.42	2.00	2.53	2.86
Discontinued operations	(0.01)	0.01	(0.01)	(0.01)
Net earnings (loss) - diluted	1.41	2.01	2.52	2.85
Weighted average shares - basic	109,314,411	108,886,678	109,191,736	108,761,071
Weighted average shares - diluted	109,547,401	109,306,331	109,523,364	109,281,364

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In $ millions)
Net earnings (loss)	153	221	277	314
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(7)	(201)	(61)	(188)
Gain (loss) on derivative hedges	12	—	14	4
Pension and postretirement benefits	—	1	(1)	—
Total other comprehensive income (loss), net of tax	5	(200)	(48)	(184)
Total comprehensive income (loss), net of tax	158	21	229	130
Comprehensive (income) loss attributable to noncontrolling interests	2	(1)	(1)	(3)
Comprehensive income (loss) attributable to Celanese Corporation	160	20	228	127

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2024	As of December 31, 2023
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	1,185	1,805
Trade receivables - third party and affiliates	1,264	1,243
Non-trade receivables, net	662	541
Inventories	2,464	2,357
Other assets	329	272
Total current assets	5,904	6,218
Investments in affiliates	1,215	1,220
Property, plant and equipment (net of accumulated depreciation - 2024: $4,359; 2023: $4,080)	5,382	5,584
Operating lease right-of-use assets	381	422
Deferred income taxes	1,608	1,677
Other assets	579	524
Goodwill	6,899	6,977
Intangible assets, net	3,844	3,975
Total assets	25,812	26,597
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,977	1,383
Trade payables - third party and affiliates	1,538	1,510
Other liabilities	1,106	1,154
Income taxes payable	5	25
Total current liabilities	4,626	4,072
Long-term debt, net of unamortized deferred financing costs	11,058	12,301
Deferred income taxes	1,039	999
Uncertain tax positions	292	300
Benefit obligations	435	457
Operating lease liabilities	282	325
Other liabilities	471	591
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2024 and 2023: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2024: 170,799,809 issued and 109,262,563 outstanding; 2023: 170,476,740 issued and 108,906,426 outstanding)	—	—
Treasury stock, at cost (2024: 61,537,246 shares; 2023: 61,570,314 shares)	(5,487)	(5,488)
Additional paid-in capital	394	394
Retained earnings	13,051	12,929
Accumulated other comprehensive income (loss), net	(792)	(744)
Total Celanese Corporation shareholders' equity	7,166	7,091
Noncontrolling interests	443	461
Total equity	7,609	7,552
Total liabilities and equity	25,812	26,597

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended June 30,
	2024		2023
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	109,210,286	—	108,786,738	—
Stock option exercises	1,292	—	—	—
Stock awards	50,985	—	60,697	—
Balance as of the end of the period	109,262,563	—	108,847,435	—
Treasury Stock
Balance as of the beginning of the period	61,570,314	(5,488)	61,661,493	(5,491)
Issuance of treasury stock under stock plans	(33,068)	1	(50,092)	1
Balance as of the end of the period	61,537,246	(5,487)	61,611,401	(5,490)
Additional Paid-In Capital
Balance as of the beginning of the period		383		365
Stock-based compensation, net of tax		11		18
Balance as of the end of the period		394		383
Retained Earnings
Balance as of the beginning of the period		12,973		11,289
Net earnings (loss) attributable to Celanese Corporation		155		220
Common stock dividends		(77)		(76)
Balance as of the end of the period		13,051		11,433
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(797)		(502)
Other comprehensive income (loss), net of tax		5		(200)
Balance as of the end of the period		(792)		(702)
Total Celanese Corporation shareholders' equity		7,166		5,624
Noncontrolling Interests
Balance as of the beginning of the period		460		469
Net earnings (loss) attributable to noncontrolling interests		(2)		1
Other comprehensive income (loss), net of tax		(1)		—
Distributions/dividends to noncontrolling interests		(14)		(6)
Balance as of the end of the period		443		464
Total equity		7,609		6,088

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended June 30,
	2024		2023
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	108,906,426	—	108,473,932	—
Stock option exercises	9,239	—	—	—
Stock awards	346,898	—	373,503	—
Balance as of the end of the period	109,262,563	—	108,847,435	—
Treasury Stock
Balance as of the beginning of the period	61,570,314	(5,488)	61,661,493	(5,491)
Issuance of treasury stock under stock plans	(33,068)	1	(50,092)	1
Balance as of the end of the period	61,537,246	(5,487)	61,611,401	(5,490)
Additional Paid-In Capital
Balance as of the beginning of the period		394		372
Stock-based compensation, net of tax		(1)		11
Stock option exercises, net of tax		1		—
Balance as of the end of the period		394		383
Retained Earnings
Balance as of the beginning of the period		12,929		11,274
Net earnings (loss) attributable to Celanese Corporation		276		311
Common stock dividends		(154)		(152)
Balance as of the end of the period		13,051		11,433
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(744)		(518)
Other comprehensive income (loss), net of tax		(48)		(184)
Balance as of the end of the period		(792)		(702)
Total Celanese Corporation shareholders' equity		7,166		5,624
Noncontrolling Interests
Balance as of the beginning of the period		461		468
Net earnings (loss) attributable to noncontrolling interests		1		3
Other comprehensive income (loss), net of tax		(1)		—
Distributions/dividends to noncontrolling interests		(18)		(7)
Balance as of the end of the period		443		464
Total equity		7,609		6,088

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
	(In $ millions)
Operating Activities
Net earnings (loss)	277	314
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	5	—
Depreciation, amortization and accretion	425	359
Pension and postretirement net periodic benefit cost	3	7
Pension and postretirement contributions	(25)	(24)
Deferred income taxes, net	4	(3)
(Gain) loss on disposition of businesses and assets, net	8	(4)
Stock-based compensation	20	32
Undistributed earnings in unconsolidated affiliates	(10)	(15)
Other, net	4	(4)
Operating cash provided by (used in) discontinued operations	(9)	(4)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(37)	(10)
Inventories	(143)	220
Other assets	(29)	187
Trade payables - third party and affiliates	99	(211)
Other liabilities	(199)	(178)
Net cash provided by (used in) operating activities	393	666
Investing Activities
Capital expenditures on property, plant and equipment	(242)	(309)
Proceeds from sale of businesses and assets, net	(4)	9
Settlement of cross-currency swap agreement	17	—
Other, net	(13)	(41)
Net cash provided by (used in) investing activities	(242)	(341)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	8	(300)
Proceeds from short-term borrowings	160	349
Repayments of short-term borrowings	(418)	(370)
Proceeds from long-term debt	183	—
Repayments of long-term debt	(485)	(13)
Stock option exercises	1	—
Common stock dividends	(154)	(152)
Distributions/dividends to noncontrolling interests	(18)	(7)
Other, net	(25)	(23)
Net cash provided by (used in) financing activities	(748)	(516)
Exchange rate effects on cash and cash equivalents	(23)	(21)
Net increase (decrease) in cash and cash equivalents	(620)	(212)
Cash and cash equivalents as of beginning of period	1,805	1,508
Cash and cash equivalents as of end of period	1,185	1,296

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and six months ended June 30, 2024 and 2023 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the entire year.
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

2. Recent Accounting Pronouncements
The following table provides a brief description of recent Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") and final rules issued by Securities and Exchange Commission ("SEC"):

Standard/Final Rule	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In March 2024, the SEC issued Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors.
The final rule will require the disclosure of Scope 1 and Scope 2 greenhouse gas emissions, if material, which will be subject to phased-in assurance requirements, governance of climate-related risks, risk management processes and climate-related targets and goals. Within the notes to financial statements, the final rule requires disclosure of certain climate-related financial statement effects and metrics.
		Phased-in and effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The SEC stayed the effectiveness of the final rule in April 2024 pending judicial review.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures.	The new guidance requires an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the guidance requires an entity to disclose annual income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and disaggregate the information by jurisdiction based on a quantitative threshold. The guidance also requires an entity to disclose income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign and income tax expense (benefit) from continuing operations disaggregated by federal (national), state and foreign.	Effective for annual periods beginning after December 15, 2024. Early adoption is permitted.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures.	The new guidance requires an entity to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within segment profit or loss, as well as an amount of other segment items by reportable segment and a description of its composition. Additionally, the guidance requires an entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption.	Effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

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
Plant Closures
•Uentrop, Germany
In October 2023, the Company announced the intended closure of its Polyamide 66 ("PA66") and High-Performance Nylon ("HPN") polymerization units at its facility in Uentrop, Germany to optimize production costs across its global network. These operations are included in the Company's Engineered Materials segment. The Company fully ceased operation of the PA66 polymerization unit and partially ceased operation of the HPN polymerization units during the six months ended June 30, 2024.
The exit and shutdown costs related to the closure of the PA66 and HPN polymerization units in Uentrop, Germany were as follows:

Six Months Ended June 30, 2024
(In $ millions)
Restructuring(1)	14
Accelerated depreciation expense(2)	34
Total	48
______________________________
(1)Included in Other (charges) gains, net in the unaudited interim consolidated statements of operations (Note 18).
(2)Included in Cost of sales in the unaudited interim consolidated statements of operations.
The Company expects to incur additional exit and shutdown costs related to the closure of the PA66 and HPN polymerization units in Uentrop, Germany of approximately $11 million, inclusive of estimated employee termination costs, through 2027.

•Mechelen, Belgium
On February 29, 2024, the Company announced the intended closure of its facility in Mechelen, Belgium to optimize production costs across its global network. This operation is included in the Company's Engineered Materials segment. The Company plans to cease operations in the fourth quarter of 2024.
The exit and shutdown costs related to the closure of the facility in Mechelen, Belgium were as follows:

Six Months Ended June 30, 2024
(In $ millions)
Restructuring(1)	26
Accelerated depreciation expense(2)	20
Total	46
______________________________
(1)Included in Other (charges) gains, net in the unaudited interim consolidated statements of operations (Note 18).
(2)Included in Cost of sales in the unaudited interim consolidated statements of operations.
The Company expects to incur additional exit and shutdown costs related to the closure of the facility in Mechelen, Belgium of approximately $68 million, inclusive of estimated employee termination costs, through 2028.
4. Inventories

	As of June 30, 2024	As of December 31, 2023
	(In $ millions)
Finished goods	1,732	1,604
Work-in-process	140	160
Raw materials and supplies	592	593
Total	2,464	2,357
5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2023	6,602	375	6,977
Exchange rate changes	(71)	(7)	(78)
As of June 30, 2024(1)	6,531	368	6,899
______________________________
(1)There were no accumulated impairment losses as of June 30, 2024.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2023	41	2,437	601	55	3,134
Exchange rate changes	(1)	(43)	(3)	—	(47)
As of June 30, 2024	40	2,394	598	55	3,087
Accumulated Amortization
As of December 31, 2023	(38)	(639)	(95)	(42)	(814)
Amortization	—	(58)	(21)	—	(79)
Exchange rate changes	—	13	3	1	17
As of June 30, 2024	(38)	(684)	(113)	(41)	(876)
Net book value	2	1,710	485	14	2,211
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2023	1,655
Exchange rate changes	(22)
As of June 30, 2024	1,633
During the six months ended June 30, 2024, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2025	161
2026	160
2027	160
2028	160
2029	155

6. Current Other Liabilities

	As of June 30, 2024	As of December 31, 2023
	(In $ millions)
Benefit obligations (Note 8)	25	25
Customer rebates	55	96
Derivatives (Note 12)	85	90
Interest (Note 7)	244	246
Legal (Note 14)	10	34
Operating leases	86	89
Restructuring (Note 18)	52	18
Salaries and benefits	146	175
Sales and use tax/foreign withholding tax payable	152	128
Investment in affiliates	96	96
Other	155	157
Total	1,106	1,154
7. Debt

	As of June 30, 2024	As of December 31, 2023
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	1,876	1,025
Short-term borrowings, including amounts due to affiliates(1)	46	146
Revolving credit facilities(2)	55	212
Total	1,977	1,383
______________________________
(1)The weighted average interest rate was 2.2% and 2.9% as of June 30, 2024 and December 31, 2023, respectively.
(2)The weighted average interest rate was 3.1% and 3.4% as of June 30, 2024 and December 31, 2023, respectively.

	As of June 30, 2024	As of December 31, 2023
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2024, interest rate of 3.500%	—	473
Senior unsecured notes due 2024, interest rate of 5.900%	527	527
Senior unsecured notes due 2025, interest rate of 1.250%	321	331
Senior unsecured notes due 2025, interest rate of 6.050%	1,000	1,000
Senior unsecured notes due 2026, interest rate of 1.400%	400	400
Senior unsecured notes due 2026, interest rate of 4.777%	1,070	1,105
Senior unsecured notes due 2027, interest rate of 2.125%	534	551
Senior unsecured notes due 2027, interest rate of 6.165%	2,000	2,000
Senior unsecured term loan due 2027(1)	880	880
Senior unsecured notes due 2028, interest rate of 0.625%	535	552
Senior unsecured notes due 2028, interest rate of 6.350%	1,000	1,000
Senior unsecured notes due 2029, interest rate of 5.337%	535	552
Senior unsecured notes due 2029, interest rate of 6.330%	750	750
Senior unsecured notes due 2030, interest rate of 6.550%	999	999
Senior unsecured notes due 2032, interest rate of 6.379%	1,000	1,000
Senior unsecured notes due 2033, interest rate of 6.700%	1,000	1,000
Pollution control and industrial revenue bonds due at various dates through 2030(2)	126	127
Bank loans due at various dates through 2030(3)	188	5
Obligations under finance leases due at various dates through 2054	133	148
Subtotal	12,998	13,400
Unamortized deferred financing costs(4)	(64)	(74)
Current installments of long-term debt	(1,876)	(1,025)
Total	11,058	12,301
______________________________
(1)The interest rate was 6.928% and 6.943% as of June 30, 2024 and December 31, 2023, respectively.
(2)Interest rates range from 4.05% to 5.00%.
(3)The weighted average interest rate was 2.8% and 2.6% as of June 30, 2024 and December 31, 2023, respectively.
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
In January 2023, Celanese (Shanghai) International Trading Co., Ltd ("CSIT"), a fully consolidated subsidiary, entered into a restatement of an existing credit facility agreement (the "China Revolving Credit Agreement") to upsize and modify the facility thereunder to consist of an aggregate CNY1.75 billion uncommitted senior unsecured revolving credit facility available under two tranches (with overdraft, bank guarantee and documentary credit sublimits) (the "CSIT January 2023 Facility", and together with any other revolving credit facilities available to the Company's subsidiaries in China, the "China Revolving Credit Facilities"). Obligations bear interest at certain fixed and floating rates. On April 7, 2024, the CSIT January 2023 Facility was reduced to CNY750 million. The China Revolving Credit Agreement is guaranteed by Celanese U.S.
Also in January 2023, CSIT entered into a senior unsecured working capital loan contract for CNY800 million (the "China Working Capital Term Loan Agreement"), payable 12 months from withdrawal date and bearing interest at 0.5% less than certain interbank rates. The loan under the China Working Capital Term Loan Agreement was fully drawn in January 2023 and was supported by a letter of comfort from the Company. The China Working Capital Term Loan Agreement was fully repaid during the three months ended March 31, 2024.
In December 2023, Celanese (Nanjing) Chemical Co., Ltd. ("CNC") entered into a senior unsecured working capital loan agreement for CNY800 million, payable on December 25, 2026 and bearing interest at 2.8% (the "CNC Working Capital Loan Agreement"). The loan under the CNC Working Capital Loan Agreement was fully drawn during the three months ended March 31, 2024.
On June 28, 2024, CNC entered into a senior unsecured working capital loan agreement for CNY800 million, payable in installments until June 28, 2027 and bearing interest at 2.75% (the "CNC Three Year Working Capital Loan Agreement," together with the China Revolving Credit Agreement, the China Working Capital Term Loan Agreement and the CNC Working Capital Loan Agreement, the "China Credit Agreements," and the China Credit Agreements together with the U.S. Credit Agreements, the "Global Credit Agreements"). The CNC Three Year Working Capital Loan Agreement was not drawn during the three months ended June 30, 2024. The Company expects that the China Credit Agreements will continue to facilitate its efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of its U.S. debt to China at a lower average interest rate.
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facilities are as follows:

As of June 30, 2024
(In $ millions)
U.S. Revolving Credit Facility
Borrowings outstanding	—
Available for borrowing	1,750
China Revolving Credit Facilities
Borrowings outstanding	55
Available for borrowing	62
Subsequent to June 30, 2024, the Company drew $400 million from its U.S. Revolving Credit Facility. This borrowing and cash on hand were used primarily to repay in full the Company's senior unsecured notes, with an interest rate of 5.900%, due on July 5, 2024.

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
In August 2023, Celanese U.S. completed a public offering registered under the Securities Act of senior unsecured notes as follows (collectively, the "2023 Offering"):

Maturity Date	Aggregate Principal Amount Issued	Discount to Par	Interest Rate
	(In $ millions)
November 15, 2028	1,000	99.986%	6.350%
November 15, 2030	999	99.950%	6.550%
November 15, 2033	1,000	99.992%	6.700%
Also, in August 2023, Celanese U.S. completed a cash tender offer for $2.25 billion in aggregate principal amount (the "Tender Offer") as follows:

Maturity Date	Aggregate Principal Amount Tendered	Purchase price per $1,000 principal amount	Total Tender Offer Consideration	Accrued and Unpaid Interest
	(In $ millions)		(In $ millions)
July 5, 2024	1,473	$999.92	1,473	12
March 15, 2025	750	$1,002.85	752	20
May 8, 2024	27	$983.95	27	—
The net proceeds from the 2023 Offering were used (i) to fund the Tender Offer and (ii) for the repayment of other outstanding indebtedness, including the payment in full of the 364-day Term Loans and certain 3-year term loans pursuant to a term loan credit agreement entered into in September 2022.
Accounts Receivable Purchasing Facility
In June 2023, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 18, 2025. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's unaudited consolidated balance sheet. The Company de-recognized $728 million and $1.4 billion of accounts receivable under this agreement for the six months ended June 30, 2024 and year ended December 31, 2023, respectively, and collected $710 million and $1.3 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $136 million were pledged by the SPE as collateral to the Purchasers as of June 30, 2024.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. The Company also has a factoring agreement in China with a financial institution to sell 100% of certain accounts receivable on a limited recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no material continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $347 million and $423 million of accounts receivable under these factoring agreements for the six months ended June 30, 2024 and year ended December 31, 2023, respectively, and collected $264 million and $407 million of accounts receivable sold under these factoring agreements during the same periods.
The Company has master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts ("BADs"), classified as accounts receivable. Under the Master Discounting Agreements, transfers of BADs are treated as sales and are accounted for as a reduction in accounts receivable because the Master Discounting Agreements transfer effective control over and risk related to the transferred BADs to the financial institutions. The Company has no continuing involvement in the transferred BADs, and the BADs are no longer available to satisfy creditors in the event of a bankruptcy. The Company received $64 million and $45 million from the accounts receivable transferred under the Master Discounting Agreements as of June 30, 2024 and December 31, 2023, respectively.
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
The Company is in compliance with the covenants in its material financing arrangements as of June 30, 2024.
8. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	4	—	2	—	7	—	6	—
Interest cost	32	—	34	1	63	1	66	1
Expected return on plan assets	(34)	—	(33)	—	(68)	—	(66)	—
Total	2	—	3	1	2	1	6	1
Benefit obligation funding is as follows:

	As of June 30, 2024	Total Expected 2024
	(In $ millions)
Cash contributions to defined benefit pension plans	13	29
Benefit payments to nonqualified pension plans	10	19
Benefit payments to other postretirement benefit plans	2	3
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.

Pension and postretirement benefit plan balances recognized in the unaudited consolidated balance sheets consist of the following:

	As of June 30, 2024		As of December 31, 2023
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Noncurrent Other assets	170	—	166	—
Current Other liabilities	(22)	(3)	(22)	(3)
Benefit obligations	(394)	(36)	(415)	(37)
Net amount recognized	(246)	(39)	(271)	(40)
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
The components of environmental remediation liabilities, contained in Current and Noncurrent Other Liabilities, are as follows:

	As of June 30, 2024	As of December 31, 2023
	(In $ millions)
Demerger obligations (Note 14)	12	14
Divestiture obligations (Note 14)	12	13
Active sites	24	25
U.S. Superfund sites	6	8
Other environmental remediation liabilities	2	2
Total	56	62
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
The Company declared a quarterly cash dividend of $0.70 per share on its Common Stock on July 17, 2024, amounting to $76 million. The cash dividend will be paid on August 12, 2024 to holders of record as of July 30, 2024.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

Total From February 2008 Through June 30, 2024

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
The Company did not repurchase any Common Stock during the six months ended June 30, 2024 or 2023.

Other Comprehensive Income (Loss), Net

	Three Months Ended June 30,
	2024			2023
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	3	(10)	(7)	(214)	13	(201)
Gain (loss) on derivative hedges	14	(2)	12	(1)	1	—
Pension and postretirement benefits gain (loss)	—	—	—	—	1	1
Total	17	(12)	5	(215)	15	(200)

	Six Months Ended June 30,
	2024			2023
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(24)	(37)	(61)	(218)	30	(188)
Gain (loss) on derivative hedges	16	(2)	14	3	1	4
Pension and postretirement benefits gain (loss)	(1)	—	(1)	(1)	1	—
Total	(9)	(39)	(48)	(216)	32	(184)
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Derivative Hedges (Note 12)	Pension and Postretirement Benefits Gain (Loss) (Note 8)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2023	(701)	(28)	(15)	(744)
Other comprehensive income (loss) before reclassifications	(24)	121	(1)	96
Amounts reclassified from accumulated other comprehensive income (loss)	—	(105)	—	(105)
Income tax (provision) benefit	(37)	(2)	—	(39)
As of June 30, 2024	(762)	(14)	(16)	(792)
11. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In percentages)
Effective income tax rate	16	(2)	18	6
The effective income tax rate for the three months ended June 30, 2024, was higher compared to the same period in 2023, primarily due to non-recurring tax effects related to internal debt restructuring transactions for the three months ended June 30, 2024, prior year non-recurring decreases in valuation allowances on U.S. foreign tax credit carryforwards due to changes in forecasted foreign sourced income and expenses during the carryforward period for the three months ended June 30, 2023, and increased earnings in high-taxed jurisdictions related to improved economic conditions.

The effective income tax rate for the six months ended June 30, 2024 was higher compared to the same period in 2023, primarily due to non-recurring tax effects related to internal debt restructuring transactions and increased earnings in high-taxed jurisdictions related to improved economic conditions.
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various notices and final and proposed regulatory packages supplementing the TCJA provisions since 2018. There have been no material proposed or final regulatory packages during the three months ended June 30, 2024.
In August 2022, the Inflation Reduction Act (the "IRA") was enacted and included a 1% excise tax on share repurchases in excess of $1 million, and a corporate minimum tax of 15% on adjusted book earnings. The corporate minimum tax paid is creditable in future years to the extent regular tax liability exceeds the minimum tax in any given year. The U.S. Treasury issued two sets of proposed regulations related to Section 4501, Excise Tax on Share Repurchase, on April 12, 2024. The Company does not expect these provisions or proposed regulations will have a material impact to future income tax expense. The IRA also provided various beneficial credits for energy efficiency related to manufacturing, transportation and fuels, hydrogen/carbon recapture and renewable energy, which the Company is evaluating in regard to planned projects.
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
On June 17, 2024, the OECD published a fourth set of Administrative Guidance on the Global Anti-Base Erosion Model rules ("GloBE"). The additional guidance covers deferred tax liability recapture, divergences between GloBE and accounting carrying values, allocation of cross-border current taxes, allocation of cross-border deferred taxes, allocation of profits and taxes in structures including flow-through entities, and treatment of securitization vehicles. While the Company is still modeling the potential impact of the new administrative guidance, it is not expected to have a material impact in the short term due to the safe harbor provisions, effective for the years 2024 to 2026, published in the July 2023 Administrative Guidance.
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

The Company's tax returns have been under audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). In September 2021, the Company received a draft joint audit report proposing adjustments to transfer pricing and the reallocation of income between the related jurisdictions. The Authorities also proposed to apply these adjustments to open tax years through 2019. The Company and the Authorities were unable to reach an agreement jointly and therefore the audits continued on a separate jurisdictional basis. In the fourth quarter of 2022, the Company concluded settlement discussions with the Dutch tax authority. In the second quarter of 2024, the Company advanced discussions with the German tax authority related to the German transfer pricing audit and recorded immaterial adjustments to its tax reserves related to these matters. The Company is engaged in continuing discussions with the other Authorities and is currently evaluating all additional potential remedies regarding the ongoing examinations.
In addition, the Company's income tax returns in Mexico are under audit for the year 2018, in Canada for the years 2016 through 2022, and in the United States for the years 2016 through 2020. In August 2023, the Company negotiated a partial settlement with the Mexico tax authority for its audit for the year 2018. The partial settlement did not have a material impact on income tax expense in the consolidated statements of operations for the year ended December 31, 2023. In September 2023, the Canadian tax authority opened tax audits for the years 2019 through 2022, and the audits are in the preliminary stages. The Company is in ongoing discussions regarding the audit findings with the Canadian tax authority for the years 2016 through 2018 and does not expect a material impact to income tax expense resulting from the audit. The audit in the United States for the years 2016 through 2020 is in the data gathering phase.
As of June 30, 2024, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the examinations by government authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised in the audits described above are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its positions, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.

12. Derivative Financial Instruments
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended June 30,				Statement of Operations Classification
	2024	2023	2024	2023
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	6	(7)	—	—	Cost of sales
Interest rate swaps	—	—	(2)	(2)	Interest expense
Foreign currency forwards	—	2	—	(1)	Cost of sales
Total	6	(5)	(2)	(3)

Designated as Fair Value Hedges
Cross-currency swaps(1)	91	—	86	—	Foreign exchange gain (loss), net

Designated as Net Investment Hedges
Foreign currency denominated debt	20	(5)	—	—	N/A
Cross-currency swaps(2)	34	(74)	—	—	N/A
Total	54	(79)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(17)	(1)	Foreign exchange gain (loss), net; Other income (expense), net
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
(2)On April 11, 2024, the Company entered into cross-currency swaps to effectively convert its $1.0 billion senior unsecured notes due 2033 (Note 7) into Chinese yuan-denominated borrowings at prevailing yuan interest rates, maturing on November 15, 2033. The swaps qualify and have been designated as net investment hedges of the Company's foreign currency exchange rate exposure on the net investment of certain of its Chinese yuan-denominated subsidiaries.

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Six Months Ended June 30,				Statement of Operations Classification
	2024	2023	2024	2023
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	9	(7)	(1)	1	Cost of sales
Interest rate swaps	—	—	(4)	(4)	Interest expense
Foreign currency forwards	—	4	—	(2)	Cost of sales
Total	9	(3)	(5)	(5)

Designated as Fair Value Hedges
Cross-currency swaps(1)	110	—	110	—	Foreign exchange gain (loss), net

Designated as Net Investment Hedges
Foreign currency denominated debt	87	(61)	—	—	N/A
Cross-currency swaps(2)	104	(93)	—	—	N/A
Total	191	(154)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(1)	1	Foreign exchange gain (loss), net; Other income (expense), net
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
(2)    On April 11, 2024, the Company entered into cross-currency swaps to effectively convert its $1.0 billion senior unsecured notes due 2033 (Note 7) into Chinese yuan-denominated borrowings at prevailing yuan interest rates, maturing on November 15, 2033. The swaps qualify and have been designated as net investment hedges of the Company's foreign currency exchange rate exposure on the net investment of certain of its Chinese yuan-denominated subsidiaries.
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of June 30, 2024	As of December 31, 2023
	(In $ millions)
Derivative Assets
Gross amount recognized	269	183
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	269	183
Gross amount not offset in the consolidated balance sheets	27	40
Net amount	242	143

	As of June 30, 2024	As of December 31, 2023
	(In $ millions)
Derivative Liabilities
Gross amount recognized	308	440
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	308	440
Gross amount not offset in the consolidated balance sheets	27	40
Net amount	281	400

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

		Fair Value Measurement
		Significant Other Observable Inputs (Level 2)
		Other assets		Other liabilities
	Notional Amount	Current	Noncurrent	Current	Noncurrent
	(In millions)	(In $ millions)
As of June 30, 2024
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$56	6	44	—	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	$1,500	44	38	11	8
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	€4,514	86	—	58	200
Cross-currency swaps	¥7,268	26	—	11	1
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$3,072	25	—	5	14
Total		187	82	85	223
As of December 31, 2023
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$67	5	36	2	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	$1,500	40	—	11	61
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	€5,712	93	—	61	281
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$1,954	9	—	16	8
Total		147	36	90	350

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of June 30, 2024
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	18	18	—	18
Long-term debt, including current installments of long-term debt	12,998	12,971	133	13,104
As of December 31, 2023
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	21	21	—	21
Long-term debt, including current installments of long-term debt	13,400	13,514	148	13,662
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
As of June 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of June 30, 2024 are $116 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $102 million as of June 30, 2024. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of June 30, 2024, the Company had unconditional purchase obligations of $3.9 billion, of which $346 million will be paid in 2024, $582 million in 2025, $470 million in 2026, $415 million in 2027, $277 million in 2028 and the balance thereafter through 2042.
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
15. Segment Information

	Engineered Materials	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended June 30, 2024
Net sales	1,467	1,202	—	(18)	(1)	2,651
Other (charges) gains, net (Note 18)	(43)	(1)	(4)	—		(48)
Operating profit (loss)	138	242	(130)	—		250
Equity in net earnings (loss) of affiliates	47	3	1	—		51
Depreciation and amortization	121	61	10	—		192
Capital expenditures	41	36	10	—		87	(2)
	Three Months Ended June 30, 2023
Net sales	1,585	1,233	—	(23)	(1)	2,795
Other (charges) gains, net (Note 18)	(8)	—	(2)	—		(10)
Operating profit (loss)	158	295	(118)	—		335
Equity in net earnings (loss) of affiliates	18	2	3	—		23
Depreciation and amortization	112	54	6	—		172
Capital expenditures	58	67	27	—		152	(2)
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes a decrease in accrued capital expenditures of $18 million and an increase of $7 million for the three months ended June 30, 2024 and 2023, respectively.

	Engineered Materials	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Six Months Ended June 30, 2024
Net sales	2,845	2,463	—	(46)	(1)	5,262
Other (charges) gains, net (Note 18)	(54)	(1)	(7)	—		(62)
Operating profit (loss)	227	496	(263)	—		460
Equity in net earnings (loss) of affiliates	96	5	5	—		106
Depreciation and amortization	268	118	27	—		413
Capital expenditures	78	76	38	—		192	(2)
	As of June 30, 2024
Goodwill and intangible assets, net	10,325	418	—	—		10,743
Total assets	17,470	5,424	2,918	—		25,812
	Six Months Ended June 30, 2023
Net sales	3,215	2,483	—	(50)	(1)	5,648
Other (charges) gains, net (Note 18)	(29)	(1)	(3)	—		(33)
Operating profit (loss)	270	573	(257)	—		586
Equity in net earnings (loss) of affiliates	29	3	6	—		38
Depreciation and amortization	224	108	12	—		344
Capital expenditures	103	118	39	—		260	(2)
	As of December 31, 2023
Goodwill and intangible assets, net	10,525	427	—	—		10,952
Total assets	17,930	5,538	3,129	—		26,597
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes a decrease in accrued capital expenditures of $50 million and $49 million for the six months ended June 30, 2024 and 2023, respectively.
16. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of June 30, 2024, the Company had $1.1 billion of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $341 million of its remaining performance obligations as Net sales in 2024, $439 million in 2025, $194 million in 2026 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Current and Noncurrent Other liabilities in the unaudited consolidated balance sheets.
The Company does not have any material contract assets as of June 30, 2024.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In $ millions)
Engineered Materials
North America	420	471	792	950
Europe and Africa	443	519	899	1,079
Asia-Pacific	567	554	1,083	1,102
South America	37	41	71	84
Total	1,467	1,585	2,845	3,215

Acetyl Chain
North America	390	361	778	726
Europe and Africa	421	437	844	897
Asia-Pacific	346	379	740	746
South America	27	33	55	64
Total(1)	1,184	1,210	2,417	2,433
______________________________
(1)Excludes intersegment sales of $18 million and $23 million for the three months ended June 30, 2024 and 2023, respectively. Excludes intersegment sales of $46 million and $50 million for the six months ended June 30, 2024 and 2023, respectively.
17. Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	156	219	277	313
Earnings (loss) from discontinued operations	(1)	1	(1)	(2)
Net earnings (loss)	155	220	276	311

Weighted average shares - basic	109,314,411	108,886,678	109,191,736	108,761,071
Incremental shares attributable to equity awards(1)	232,990	419,653	331,628	520,293
Weighted average shares - diluted	109,547,401	109,306,331	109,523,364	109,281,364
______________________________
(1)Excludes stock options to purchase 187,274 and 242,421 shares of Common Stock for the three months ended June 30, 2024 and 2023, respectively; and 0 and 102,773 equity award shares for the three months ended June 30, 2024 and 2023, respectively, as their effect would have been antidilutive. Excludes stock options to purchase 127,845 and 164,739 shares of Common Stock for the six months ended June 30, 2024 and 2023, respectively; and 0 and 46,008 equity award shares for the six months ended June 30, 2024 and 2023, respectively, as their effect would have been antidilutive.

18. Other (Charges) Gains, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In $ millions)
Restructuring(1)	(43)	(10)	(57)	(33)
Asset impairments	(5)	—	(5)	—
Total	(48)	(10)	(62)	(33)
______________________________
(1)Includes employee termination benefits related to the previously announced closure of the Company's facility in Mechelen, Belgium (Note 3), Company-wide business optimization projects and the previously announced closure of its polymerization units in Uentrop, Germany (Note 3).
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2023	13	2	3	18
Additions	51	1	7	59
Cash payments	(16)	(2)	(5)	(23)
Other changes	(2)	—	—	(2)
As of June 30, 2024	46	1	5	52

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
•volatility or changes in the price and availability of raw materials and energy, particularly changes in the demand for, supply of, and market prices of ethylene, methanol, natural gas, carbon monoxide, wood pulp, hexamethylene diamine and fuel oil and the prices for electricity and other energy sources;
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
•changes in applicable tariffs, duties and trade agreements, tax rates or legislation throughout the world including, but not limited to, anti-dumping and countervailing duties, adjustments, changes in estimates or interpretations or the resolution of tax examinations or audits that may impact recorded or future tax impacts and potential regulatory and legislative tax developments in the United States and other jurisdictions;
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
Results of Operations
Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	2,651	2,795	(144)	5,262	5,648	(386)
Gross profit	641	686	(45)	1,195	1,317	(122)
Selling, general and administrative ("SG&A") expenses	(255)	(274)	19	(520)	(559)	39
Other (charges) gains, net	(48)	(10)	(38)	(62)	(33)	(29)
Gain (loss) on disposition of businesses and assets, net	(8)	—	(8)	(9)	5	(14)
Operating profit (loss)	250	335	(85)	460	586	(126)
Equity in net earnings (loss) of affiliates	51	23	28	106	38	68
Non-operating pension and other postretirement employee benefit (expense) income	2	(2)	4	4	(1)	5
Interest expense	(174)	(182)	8	(343)	(364)	21
Interest income	10	7	3	23	15	8
Dividend income - equity investments	31	31	—	65	65	—
Earnings (loss) from continuing operations before tax	183	216	(33)	340	337	3
Earnings (loss) from continuing operations	154	220	(66)	278	316	(38)
Earnings (loss) from discontinued operations	(1)	1	(2)	(1)	(2)	1
Net earnings (loss)	153	221	(68)	277	314	(37)
Net earnings (loss) attributable to Celanese Corporation	155	220	(65)	276	311	(35)
Other Data
Depreciation and amortization	192	172	20	413	344	69
SG&A expenses as a percentage of Net sales	9.6%	9.8%		9.9%	9.9%
Operating margin(1)	9.4%	12.0%		8.7%	10.4%
Other (charges) gains, net
Restructuring	(43)	(10)	(33)	(57)	(33)	(24)
Asset impairments	(5)	—	(5)	(5)	—	(5)
Total Other (charges) gains, net	(48)	(10)	(38)	(62)	(33)	(29)
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of June 30, 2024	As of December 31, 2023
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,185	1,805

Short-term borrowings and current installments of long-term debt - third party and affiliates	1,977	1,383
Long-term debt, net of unamortized deferred financing costs	11,058	12,301
Total debt	13,035	13,684
Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	(2)	(4)	(1)	(7)
Acetyl Chain	4	(6)	(1)	(3)
Total Company	1	(5)	(1)	(5)
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	(4)	(7)	(1)	(12)
Acetyl Chain	7	(8)	—	(1)
Total Company	1	(7)	(1)	(7)
Consolidated Results
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Net sales decreased $144 million, or 5%, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to:
•lower pricing, driven by our Acetyl Chain segment due to a more balanced global demand and supply environment, as well as our Engineered Materials segment due to competitive markets, decreased energy surcharges and product mix;
•lower volume in our Engineered Materials segment, primarily driven by the formation of the Nutrinova joint venture (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information), as well as lower volume for acetate tow within our Acetyl Chain segment primarily in Asia; and
•an unfavorable currency impact, primarily resulting from a weaker Chinese Yuan ("CNY") and Japanese Yen ("JPY") relative to the U.S. dollar;

partially offset by:
•higher volume in our Acetyl Chain segment for most of our products, primarily vinyl acetate monomer ("VAM") and emulsion polymers in Europe and Asia, respectively.
Operating profit decreased $85 million, or 25%, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to:
•lower Net sales across our segments;
•an unfavorable impact of $38 million to Other (charges) gains, net primarily related to restructuring costs in our Engineered Materials segment for the previously announced closure of our facility in Mechelen, Belgium and our polymerization units in Uentrop, Germany (see Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information); and
•higher accelerated depreciation expense of $11 million in our Engineered Materials segment, primarily related to the previously announced closure of our facility in Mechelen, Belgium (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
partially offset by:
•lower raw materials costs in our Engineered Materials and Acetyl Chain segments;
•lower spending in our Engineered Materials segment primarily driven by a reduction in distribution and administrative costs; and
•lower functional spending and incentive compensation costs in our Other Activities segment.
Equity in net earnings (loss) of affiliates increased $28 million or 122%, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to:
•an increase in earnings from our Mylar Specialty Films (formally DuPont Teijin Films) strategic affiliates of $15 million primarily due to increased restructuring costs incurred in the three months ended June 30, 2023; and
•an increase in earnings from our Ibn Sina strategic affiliate, primarily as a result of higher methyl tertiary-butyl ether ("MTBE") volume and margin, partially offset by lower methanol sales volume.
Our effective income tax rate for the three months ended June 30, 2024 was 16% compared to a tax benefit of 2% for the same period in 2023, primarily due to non-recurring tax effects related to internal debt restructuring transactions for the three months ended June 30, 2024, prior year non-recurring decreases in valuation allowances on U.S. foreign tax credit carryforwards due to changes in forecasted foreign sourced income and expenses during the carryforward period for the three months ended June 30, 2023, and increased earnings in high-taxed jurisdictions related to improved economic conditions. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net sales decreased $386 million, or 7%, for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to:
•lower pricing, driven by our Acetyl Chain segment due to a more balanced global demand and supply environment, as well as our Engineered Materials segment due to competitive markets, decreased energy surcharges and product mix;
•lower volume in our Engineered Materials segment, primarily driven by the formation of the Nutrinova joint venture (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information), as well as lower volume for acetate tow within our Acetyl Chain segment primarily in Asia; and
•an unfavorable currency impact, primarily resulting from a weaker CNY and JPY relative to the U.S. dollar;

partially offset by:
•higher volume in our Acetyl Chain segment for most of our products, primarily acid and VAM in Asia.
Operating profit decreased $126 million, or 22%, for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to:
•lower Net sales across our segments;
•higher accelerated depreciation expense of $56 million in our Engineered Materials segment, primarily related to the previously announced closure of our polymerization units in Uentrop, Germany and our facility in Mechelen, Belgium (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
•higher spending in our Acetyl Chain segment of $49 million, primarily as a result of plant turnaround costs related to our joint venture, Fairway Methanol LLC, and inventory impacts of increased demand in downstream derivative products;
•an unfavorable impact of $29 million to Other (charges) gains, net primarily related to restructuring costs for the previously announced closure of our facility in Mechelen, Belgium and our polymerization units in Uentrop, Germany, partially offset by decreased restructuring costs for Company-wide business optimization projects (see Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information); and
•higher functional spending of $13 million in our Other Activities segment, primarily due to costs arising from IT integration activities;
partially offset by:
•lower raw materials costs in our Engineered Materials and Acetyl Chain segments;
•lower spending in our Engineered Materials segment primarily driven by a reduction in distribution and administrative costs; and
•lower merger and acquisition project spending and incentive compensation costs of $18 million in our Other Activities segment.
Equity in net earnings (loss) of affiliates increased $68 million or 179%, for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to:
•an increase in earnings from our Mylar Specialty Films (formally DuPont Teijin Films) strategic affiliates of $33 million primarily due to increased restructuring costs incurred in the six months ended June 30, 2023; and
•an increase in earnings from our Ibn Sina strategic affiliate, primarily as a result of higher MTBE volume and margin, partially offset by lower methanol sales volume.
Our effective income tax rate for the six months ended June 30, 2024 was 18% compared to 6% for the same period in 2023. The higher effective income tax rate was primarily due to non-recurring tax effects related to internal debt restructuring transactions and increased earnings in high-taxed jurisdictions related to improved economic conditions. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

Business Segments
Engineered Materials

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2024	2023			2024	2023
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,467	1,585	(118)	(7.4)%	2,845	3,215	(370)	(11.5)%
Net Sales Variance
Volume	(2)%				(4)%
Price	(4)%				(7)%
Currency	(1)%				(1)%
Other (charges) gains, net	(43)	(8)	(35)	(437.5)%	(54)	(29)	(25)	(86.2)%
Operating profit (loss)	138	158	(20)	(12.7)%	227	270	(43)	(15.9)%
Operating margin	9.4%	10.0%			8.0%	8.4%
Equity in net earnings (loss) of affiliates	47	18	29	161.1%	96	29	67	231.0%
Depreciation and amortization	121	112	9	8.0%	268	224	44	19.6%
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
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Net sales decreased for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to:
•lower pricing for most of our products, primarily due to competitive markets, decreased energy surcharges, and product mix;
•lower volume, primarily driven by the formation of the Nutrinova joint venture (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information), partially offset by higher volume, principally in polyoxymethylene ("POM"), in Europe and Asia; and
•an unfavorable currency impact, primarily resulting from a weaker CNY and JPY relative to the U.S. dollar.
Operating profit decreased for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to:
•lower Net sales;
•an unfavorable impact of $35 million to Other (charges) gains, net primarily related to restructuring costs for the previously announced closure of our facility in Mechelen, Belgium and our polymerization units in Uentrop, Germany (see Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information); and
•higher accelerated depreciation expense of $11 million, primarily related to the previously announced closure of our facility in Mechelen, Belgium (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);

partially offset by:
•lower raw materials costs for most of our products; and
•lower spending of $40 million, primarily driven by a reduction in distribution and administrative costs.
Equity in net earnings (loss) of affiliates increased for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to:
•an increase in earnings from our Mylar Specialty Films (formally DuPont Teijin Films) strategic affiliates of $15 million primarily due to increased restructuring costs incurred in the three months ended June 30, 2023; and
•an increase in earnings from our Ibn Sina strategic affiliate, primarily as a result of higher MTBE volume and margin, partially offset by lower methanol sales volume.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net sales decreased for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to:
•lower pricing for most of our products, primarily due to competitive markets, product mix, and decreased energy surcharges;
•lower volume, primarily driven by the formation of the Nutrinova joint venture (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information), partially offset by higher volume, principally in POM, in Europe and Asia; and
•an unfavorable currency impact, primarily resulting from a weaker CNY and JPY relative to the U.S. dollar.
Operating profit decreased for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to:
•lower Net sales;
•higher accelerated depreciation expense of $56 million, primarily related to the previously announced closure of our polymerization units in Uentrop, Germany and our facility in Mechelen, Belgium (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information); and
•an unfavorable impact of $25 million to Other (charges) gains, net primarily related to restructuring costs for the previously announced closure of our facility in Mechelen, Belgium and our polymerization units in Uentrop, Germany, partially offset by decreased restructuring costs for Company-wide business optimization projects (see Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information);
partially offset by:
•lower raw materials costs for most of our products; and
•lower spending of $75 million, primarily driven by a reduction in distribution and administrative costs.
Equity in net earnings (loss) of affiliates increased for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to:
•an increase in earnings from our Mylar Specialty Films (formally DuPont Teijin Films) strategic affiliates of $33 million primarily due to increased restructuring costs incurred in the six months ended June 30, 2023; and
•an increase in earnings from our Ibn Sina strategic affiliate, primarily as a result of higher MTBE volume and margin, partially offset by lower methanol sales volume.

Acetyl Chain

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2024	2023			2024	2023
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,202	1,233	(31)	(2.5)%	2,463	2,483	(20)	(0.8)%
Net Sales Variance
Volume	4%				7%
Price	(6)%				(8)%
Currency	(1)%				—%
Operating profit (loss)	242	295	(53)	(18.0)%	496	573	(77)	(13.4)%
Operating margin	20.1%	23.9%			20.1%	23.1%
Dividend income - equity investments	30	30	—	—%	64	63	1	1.6%
Depreciation and amortization	61	54	7	13.0%	118	108	10	9.3%
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
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Net sales decreased for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to:
•lower pricing for our products due to a more balanced global demand and supply environment; and
•lower volume for acetate tow primarily in Asia due to reduced seasonality;
partially offset by:
•higher volume for most of our products, primarily VAM and emulsion polymers in Europe and Asia, respectively.
Operating profit decreased for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to:
•lower Net sales;
partially offset by:
•lower raw materials and sourcing costs, primarily for methanol and carbon monoxide.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net sales decreased for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to:
•lower pricing for our products due to a more balanced global demand and supply environment; and
•lower volume for acetate tow primarily in Asia due to reduced seasonality;

partially offset by:
•higher volume for most of our products, primarily acid and VAM in Asia.
Operating profit decreased for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to:
•lower Net sales; and
•higher spending of $49 million, primarily as a result of plant turnaround costs related to our joint venture, Fairway Methanol LLC, and inventory impacts of increased demand in downstream derivative products;
partially offset by:
•lower raw materials and sourcing costs, primarily for carbon monoxide, methanol and ethanol.
Other Activities

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2024	2023			2024	2023
	(unaudited)
	(In $ millions, except percentages)
Operating profit (loss)	(130)	(118)	(12)	(10.2)%	(263)	(257)	(6)	(2.3)%
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
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Operating loss increased for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to:
•an unfavorable currency impact of $25 million;
partially offset by:
•lower functional spending and incentive compensation costs.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Operating loss increased for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to:
•an unfavorable currency impact of $19 million; and
•higher functional spending of $13 million, primarily due to costs arising from IT integration activities;
partially offset by:
•lower merger and acquisition project spending of $18 million; and
•lower incentive compensation costs.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facilities. As of June 30, 2024, we have $1.75 billion available for borrowing under our senior U.S. unsecured revolving credit facility and $62 million available for borrowing under our separate China Revolving Credit Facilities (defined below), if required, to meet our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $1.2 billion as of June 30, 2024. We are actively managing our business to maintain and improve cash flow and reduce our debt, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
On February 29, 2024, we announced the intended closure of our facility in Mechelen, Belgium to optimize production costs across our global network. These operations are included in the Engineered Materials segment. We expect to incur additional exit and shutdown costs related to the closure of the facility of approximately $68 million, inclusive of estimated employee termination costs, through 2028. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements.
In October 2023, we announced the intended closure of our Polyamide 66 ("PA66") and High-Performance Nylon ("HPN") polymerization units at our facility in Uentrop, Germany to optimize production costs across our global network. These operations are included in the Engineered Materials segment. We expect to incur additional exit and shutdown costs related to the closure of the PA66 and HPN polymerization units in Uentrop, Germany of approximately $11 million, inclusive of estimated employee termination costs, through 2027. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements.
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
We have focused our near-term capital expenditures on required maintenance projects, productivity improvements, and selected short term growth projects, as we continue to prioritize deleveraging and expect total capital expenditures to be approximately $425 million in 2024. In Engineered Materials, at our Nanjing, China facility, our expansions of (1) the compounding plant and (2) the new liquid crystal polymer ("LCP") plant are on schedule and in construction. At our Bishop, Texas facility, our debottleneck of the ultra-high molecular weight polyethylene ("UHMW-PE") unit is on schedule and in detailed engineering design while construction is delayed approximately 12 months. Our energy optimization productivity and greenhouse gas reduction project at our polyoxymethylene ("POM") unit in Frankfurt, Germany is on schedule in detailed engineering design. In the Acetyl Chain, our vinyl acetate ethylene ("VAE") emulsions unit in Nanjing, China was successfully commissioned in the first quarter of 2024, started in the second quarter of 2024 on schedule and is operating as designed. Our planned expansion of our VAE emulsion plant in Frankfurt, Germany is in construction and on schedule for start-up in the second quarter of 2025.

We continue to see the investments made in recent years strengthen the growth and reliability, while lowering the carbon footprint, of our manufacturing network to best serve our customers.
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
Cash Flows
Cash and cash equivalents decreased $620 million to $1.2 billion as of June 30, 2024 compared to December 31, 2023. As of June 30, 2024, $993 million of the $1.2 billion of cash and cash equivalents was held by our foreign subsidiaries. Under the Tax Cuts and Jobs Act, we incurred a prior year charge associated with the deemed repatriation of foreign earnings. These funds are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations.
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $273 million to $393 million for the six months ended June 30, 2024 compared to net cash provided by operating activities of $666 million for the same period in 2023, primarily due to:
•an increase in cash taxes paid of $98 million;
•unfavorable trade working capital of $80 million, primarily due to inventory increases compared to prior year reductions partially offset by lower raw materials costs, the timing of collections of trade receivables, and settlement of trade payables during the six months ended June 30, 2024;
•a decrease in cash receipts of non-trade receivables of $72 million, primarily related to receivable balances arising from the M&M Acquisition and transition activities in the six months ended June 30, 2023, which did not recur in the current year; and
•a decrease in Net earnings.
•Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $99 million to $242 million for the six months ended June 30, 2024 compared to net cash used in investing activities of $341 million for the same period in 2023; primarily due to:
•a decrease of $67 million in capital expenditures during the six months ended June 30, 2024; and
•settlement of a cross currency swap agreement of $17 million.

•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $232 million to $748 million for the six months ended June 30, 2024 compared to net cash used in financing activities of $516 million for the same period in 2023, primarily due to:
•an increase in payments on long-term debt, primarily due to the $473 million payment at maturity of the 3.500% senior unsecured notes; and
•an increase in net payments on our China Working Capital Term Loan Agreement (defined below) and revolving credit facilities;
partially offset by:
•a decrease in net payments on short-term debt, primarily as a result of a payment of $370 million on our March 2022 U.S. Term Loan Credit Agreement (defined below) during the six months ended June 30, 2023, which did not recur in the current year; and
•an increase in borrowings on long-term debt, primarily due to borrowings on working capital loan facilities in China.
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
In January 2023, Celanese (Shanghai) International Trading Co., Ltd ("CSIT"), a fully consolidated subsidiary, entered into a restatement of an existing credit facility agreement (the "China Revolving Credit Agreement") to upsize and modify the facility thereunder to consist of an aggregate CNY1.75 billion uncommitted senior unsecured revolving credit facility available under two tranches (with overdraft, bank guarantee and documentary credit sublimits) (the "CSIT January 2023 Facility", and together with any other revolving credit facilities available to our subsidiaries in China, the "China Revolving Credit Facilities"). Obligations bear interest at certain fixed and floating rates. On April 7, 2024, the CSIT January 2023 Facility was reduced to CNY750 million. The China Revolving Credit Agreement is guaranteed by Celanese U.S.
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
In December 2023, Celanese (Nanjing) Chemical Co., Ltd. ("CNC") entered into a senior unsecured working capital loan agreement for CNY800 million, payable on December 25, 2026 and bearing interest at 2.8% (the "CNC Working Capital Loan Agreement"). The loan under the CNC Working Capital Loan Agreement was fully drawn during the three months ended March 31, 2024.

On June 28, 2024, CNC entered into a senior unsecured working capital loan agreement for CNY800 million, payable in installments until June 28, 2027 and bearing interest at 2.75% (the "CNC Three Year Working Capital Loan Agreement," together with the China Revolving Credit Agreement, the China Working Capital Term Loan Agreement and the CNC Working Capital Loan Agreement, the "China Credit Agreements," and the China Credit Agreements together with the U.S. Credit Agreements, the "Global Credit Agreements"). The CNC Three Year Working Capital Loan Agreement was not drawn during the three months ended June 30, 2024. We expect the China Credit Agreements will continue to facilitate our efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of our U.S. debt to China at a lower average interest rate.
Subsequent to June 30, 2024, we drew $400 million from our U.S. Revolving Credit Facility. This borrowing and cash on hand were used primarily to repay in full our senior unsecured notes, with an interest rate of 5.900%, due on July 5, 2024.
•Senior Notes
In August 2023, we completed a public offering registered under the Securities Act of senior unsecured notes as follows (collectively, the "2023 Offering"):

Maturity Date	Aggregate Principal Amount Issued	Discount to Par	Interest Rate
	(In $ millions)
November 15, 2028	1,000	99.986%	6.350%
November 15, 2030	999	99.950%	6.550%
November 15, 2033	1,000	99.992%	6.700%
Also, in August 2023, we completed a cash tender offer for $2.25 billion in aggregate principal amount (the "Tender Offer") as follows:

Maturity Date	Aggregate Principal Amount Tendered	Purchase price per $1,000 principal amount	Total Tender Offer Consideration	Accrued and Unpaid Interest
	(In $ millions)	(In $)	(In $ millions)
July 5, 2024	1,473	999.92	1,473	12
March 15, 2025	750	1,002.85	752	20
May 8, 2024	27	983.95	27	—
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
•Accounts Receivable Purchasing Facility
In June 2023, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $728 million and $1.4 billion of accounts receivable under this agreement for the six months ended June 30, 2024 and year ended December 31, 2023, respectively, and collected $710 million and $1.3 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $136 million were pledged by the SPE as collateral to the Purchasers as of June 30, 2024.
•Factoring and Discounting Agreements
We have factoring agreements in Europe, Singapore and China with financial institutions. We de-recognized $347 million and $423 million of accounts receivable under these factoring agreements for the six months ended June 30, 2024 and year ended December 31, 2023, respectively, and collected $264 million and $407 million of accounts receivable sold under these factoring agreements during the same periods.

We have master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts, classified as accounts receivable. We received $64 million and $45 million from the accounts receivable transferred under the Master Discounting Agreements as of June 30, 2024 and December 31, 2023, respectively.
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
We are in compliance with the covenants in our material financing arrangements as of June 30, 2024.
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

Six Months Ended June 30, 2024
(In $ millions)
(unaudited)
Net sales to third parties	921
Net sales to non-guarantor subsidiaries	547
Total net sales	1,468
Gross profit	268
Earnings (loss) from continuing operations	(235)
Net earnings (loss)	(236)
Net earnings (loss) attributable to the Obligor Group	(236)

	As of June 30, 2024	As of December 31, 2023
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	474	787
Other current assets	2,223	2,245
Total current assets	2,697	3,032
Goodwill	536	536
Other noncurrent assets	3,143	3,289
Total noncurrent assets	3,679	3,825
Current liabilities due to non-guarantor subsidiaries	3,626	2,993
Current liabilities due to affiliates	6	6
Other current liabilities	2,699	1,940
Total current liabilities	6,331	4,939
Noncurrent liabilities due to non-guarantor subsidiaries	3,347	3,365
Other noncurrent liabilities	11,490	13,007
Total noncurrent liabilities	14,837	16,372
Share Capital
On July 17, 2024, we declared a quarterly cash dividend of $0.70 per share on our Common Stock amounting to $76 million. The cash dividend will be paid on August 12, 2024 to holders of record as of July 30, 2024.
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
Tax Return Audits
Our tax returns have been under joint audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). The Company and the Authorities were unable to reach an agreement jointly and therefore the audits continued on a separate jurisdictional basis. In the fourth quarter of 2022, we concluded settlement discussions with the Dutch tax authority. In the second quarter of 2024, we advanced discussions with the German tax authority related to the German transfer pricing audit and recorded immaterial adjustments to our tax reserves related to these matters. In addition, our income tax returns in Mexico are under audit for the year 2018, in Canada for the years 2016 through 2022, and in the United States for the years 2016 through 2020. In August 2023, we negotiated a partial settlement with the Mexico tax authority for its audit for the year 2018. The partial settlement did not have a material impact on income tax expense in the consolidated statements of operations for the year ended December 31, 2023. In September 2023, the Canadian tax authority opened tax audits for the years 2019 through 2022, and the audits are in the preliminary stages. The audit in the United States for the years 2016 through 2020 is in the data gathering phase. As of June 30, 2024, we believe that an adequate provision for income taxes has been made for all open tax years related to the examinations by government authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the government authorities are resolved in a manner inconsistent with our expectations or we are unsuccessful in defending our positions, we could be required to adjust our provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Environment
We experienced challenging demand conditions across several end-markets. We continue to closely monitor the impact of, and responses to, geopolitical effects on demand conditions and the supply chain. Demand conditions and incremental industry production capacity resulted in elevated industry competitive dynamics and continuing pricing pressure across end-markets. We expect demand challenges to persist and to pressure pricing, which effects we anticipate to be partially offset by improvement in input costs across the year.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2024, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any Common Stock during the three months ended June 30, 2024. As of June 30, 2024, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008, with approximately $1.1 billion value of shares remaining that may be purchased under the program. See Note 10 - Shareholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
(c) Trading Plans
During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans or "non-Rule 10b5-1 trading arrangements" as defined in Item 408 of Regulation S-K, except as described in the table below:

Type of Trading Arrangement
Name and Position	Action	Applicable Date	Rule 10b5-1*	Non-Rule 10b5-1**	Aggregate Number of Shares of Common Stock to be Sold	Aggregate Number of Shares of Common Stock to be Purchased	Duration of Trading Arrangement(1)
Scott A. Richardson, Executive Vice President and Chief Operating Officer	Adoption	May 17, 2024	x		9,350	—	August 19, 2024 – November 29, 2024
______________________________
*     Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**  "Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1)    The plan expires on November 29, 2024, or upon the earlier completion of all authorized transactions under the plan.

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

3.1(d)
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Celanese Corporation dated May 13, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 15, 2024).

3.2	Seventh Amended and Restated By-laws, amended effective November 2, 2022 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 4, 2022).

10.1*‡	Form of 2024 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors).

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Lori J. Ryerkerk
Chair of the Board of Directors,
Chief Executive Officer and President

	Date:	August 2, 2024

By:	/s/ CHUCK B. KYRISH
Chuck B. Kyrish
Senior Vice President and
Chief Financial Officer

	Date:	August 2, 2024