Form 10-Q
period 2024-09-30
Celanese Corp
filed 2024-11-12
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2024
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, as of November 8, 2024 was 109,312,221.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended September 30, 2024

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In $ millions, except share and per share data)
Net sales	2,648	2,723	7,910	8,371
Cost of sales	(2,026)	(2,050)	(6,093)	(6,381)
Gross profit	622	673	1,817	1,990
Selling, general and administrative expenses	(248)	(244)	(768)	(803)
Amortization of intangible assets	(40)	(41)	(119)	(124)
Research and development expenses	(32)	(32)	(99)	(114)
Other (charges) gains, net	(61)	(17)	(123)	(50)
Foreign exchange gain (loss), net	10	—	12	21
Gain (loss) on disposition of businesses and assets, net	(3)	503	(12)	508
Operating profit (loss)	248	842	708	1,428
Equity in net earnings (loss) of affiliates	51	12	157	50
Non-operating pension and other postretirement employee benefit (expense) income	3	(1)	7	(2)
Interest expense	(169)	(178)	(512)	(542)
Refinancing expense	—	(7)	—	(7)
Interest income	5	12	28	27
Dividend income - equity investments	30	30	95	95
Other income (expense), net	15	4	40	2
Earnings (loss) from continuing operations before tax	183	714	523	1,051
Income tax (provision) benefit	(61)	236	(123)	215
Earnings (loss) from continuing operations	122	950	400	1,266
Earnings (loss) from operation of discontinued operations	(3)	(1)	(4)	(4)
Income tax (provision) benefit from discontinued operations	1	—	1	1
Earnings (loss) from discontinued operations	(2)	(1)	(3)	(3)
Net earnings (loss)	120	949	397	1,263
Net (earnings) loss attributable to noncontrolling interests	(4)	2	(5)	(1)
Net earnings (loss) attributable to Celanese Corporation	116	951	392	1,262
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	118	952	395	1,265
Earnings (loss) from discontinued operations	(2)	(1)	(3)	(3)
Net earnings (loss)	116	951	392	1,262
Earnings (loss) per common share - basic
Continuing operations	1.08	8.74	3.62	11.63
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.03)
Net earnings (loss) - basic	1.06	8.73	3.59	11.60
Earnings (loss) per common share - diluted
Continuing operations	1.08	8.70	3.61	11.57
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.03)
Net earnings (loss) - diluted	1.06	8.69	3.58	11.54
Weighted average shares - basic	109,338,977	108,918,986	109,241,174	108,814,288
Weighted average shares - diluted	109,535,037	109,439,486	109,517,299	109,338,040

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In $ millions)
Net earnings (loss)	120	949	397	1,263
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	49	7	(12)	(181)
Gain (loss) on derivative hedges	16	(17)	30	(13)
Pension and postretirement benefits	—	(1)	(1)	(1)
Total other comprehensive income (loss), net of tax	65	(11)	17	(195)
Total comprehensive income (loss), net of tax	185	938	414	1,068
Comprehensive (income) loss attributable to noncontrolling interests	(8)	2	(8)	(1)
Comprehensive income (loss) attributable to Celanese Corporation	177	940	406	1,067

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2024	As of December 31, 2023
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	813	1,805
Trade receivables - third party and affiliates	1,367	1,243
Non-trade receivables, net	688	541
Inventories	2,562	2,357
Other assets	276	272
Total current assets	5,706	6,218
Investments in affiliates	1,253	1,220
Property, plant and equipment (net of accumulated depreciation - 2024: $4,545; 2023: $4,080)	5,431	5,584
Operating lease right-of-use assets	421	422
Deferred income taxes	1,672	1,677
Other assets	554	524
Goodwill	6,997	6,977
Intangible assets, net	3,858	3,975
Total assets	25,892	26,597
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,607	1,383
Trade payables - third party and affiliates	1,446	1,510
Other liabilities	1,083	1,154
Income taxes payable	23	25
Total current liabilities	4,159	4,072
Long-term debt, net of unamortized deferred financing costs	11,324	12,301
Deferred income taxes	1,006	999
Uncertain tax positions	308	300
Benefit obligations	440	457
Operating lease liabilities	325	325
Other liabilities	612	591
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2024 and 2023: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2024: 170,803,614 issued and 109,266,368 outstanding; 2023: 170,476,740 issued and 108,906,426 outstanding)	—	—
Treasury stock, at cost (2024: 61,537,246 shares; 2023: 61,570,314 shares)	(5,487)	(5,488)
Additional paid-in capital	397	394
Retained earnings	13,091	12,929
Accumulated other comprehensive income (loss), net	(727)	(744)
Total Celanese Corporation shareholders' equity	7,274	7,091
Noncontrolling interests	444	461
Total equity	7,718	7,552
Total liabilities and equity	25,892	26,597

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended September 30,
	2024		2023
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	109,262,563	—	108,847,435	—
Stock option exercises	849	—	—	—
Stock awards	2,956	—	6,603	—
Balance as of the end of the period	109,266,368	—	108,854,038	—
Treasury Stock
Balance as of the beginning of the period	61,537,246	(5,487)	61,611,401	(5,490)
Issuance of treasury stock under stock plans	—	—	—	—
Balance as of the end of the period	61,537,246	(5,487)	61,611,401	(5,490)
Additional Paid-In Capital
Balance as of the beginning of the period		394		383
Stock-based compensation, net of tax		3		3
Balance as of the end of the period		397		386
Retained Earnings
Balance as of the beginning of the period		13,051		11,433
Net earnings (loss) attributable to Celanese Corporation		116		951
Common stock dividends		(76)		(76)
Balance as of the end of the period		13,091		12,308
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(792)		(702)
Other comprehensive income (loss), net of tax		65		(11)
Balance as of the end of the period		(727)		(713)
Total Celanese Corporation shareholders' equity		7,274		6,491
Noncontrolling Interests
Balance as of the beginning of the period		443		464
Net earnings (loss) attributable to noncontrolling interests		4		(2)
Other comprehensive income (loss), net of tax		4		—
Distributions/dividends to noncontrolling interests		(7)		(4)
Balance as of the end of the period		444		458
Total equity		7,718		6,949

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	2024		2023
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	108,906,426	—	108,473,932	—
Stock option exercises	10,088	—	—	—
Stock awards	349,854	—	380,106	—
Balance as of the end of the period	109,266,368	—	108,854,038	—
Treasury Stock
Balance as of the beginning of the period	61,570,314	(5,488)	61,661,493	(5,491)
Issuance of treasury stock under stock plans	(33,068)	1	(50,092)	1
Balance as of the end of the period	61,537,246	(5,487)	61,611,401	(5,490)
Additional Paid-In Capital
Balance as of the beginning of the period		394		372
Stock-based compensation, net of tax		2		14
Stock option exercises, net of tax		1		—
Balance as of the end of the period		397		386
Retained Earnings
Balance as of the beginning of the period		12,929		11,274
Net earnings (loss) attributable to Celanese Corporation		392		1,262
Common stock dividends		(230)		(228)
Balance as of the end of the period		13,091		12,308
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(744)		(518)
Other comprehensive income (loss), net of tax		17		(195)
Balance as of the end of the period		(727)		(713)
Total Celanese Corporation shareholders' equity		7,274		6,491
Noncontrolling Interests
Balance as of the beginning of the period		461		468
Net earnings (loss) attributable to noncontrolling interests		5		1
Other comprehensive income (loss), net of tax		3		—
Distributions/dividends to noncontrolling interests		(25)		(11)
Balance as of the end of the period		444		458
Total equity		7,718		6,949

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
	(In $ millions)
Operating Activities
Net earnings (loss)	397	1,263
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	39	9
Depreciation, amortization and accretion	634	544
Pension and postretirement net periodic benefit cost	4	10
Pension and postretirement contributions	(39)	(37)
Deferred income taxes, net	12	(282)
(Gain) loss on disposition of businesses and assets, net	11	(498)
Stock-based compensation	23	36
Undistributed earnings in unconsolidated affiliates	(33)	20
Other, net	13	2
Operating cash provided by (used in) discontinued operations	(6)	(5)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(109)	(16)
Inventories	(177)	373
Other assets	50	219
Trade payables - third party and affiliates	(33)	(171)
Other liabilities	(314)	(398)
Net cash provided by (used in) operating activities	472	1,069
Investing Activities
Capital expenditures on property, plant and equipment	(330)	(440)
Acquisitions, net of cash acquired	—	52
Proceeds from sale of businesses and assets, net	—	480
Settlement of cross-currency swap agreement	17	—
Other, net	(29)	(58)
Net cash provided by (used in) investing activities	(342)	34
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	133	(278)
Proceeds from short-term borrowings	160	452
Repayments of short-term borrowings	(418)	(603)
Proceeds from long-term debt	299	3,001
Repayments of long-term debt	(1,019)	(3,497)
Stock option exercises	1	—
Common stock dividends	(230)	(228)
Distributions/dividends to noncontrolling interests	(25)	(11)
Other, net	(25)	(52)
Net cash provided by (used in) financing activities	(1,124)	(1,216)
Exchange rate effects on cash and cash equivalents	2	(38)
Net increase (decrease) in cash and cash equivalents	(992)	(151)
Cash and cash equivalents as of beginning of period	1,805	1,508
Cash and cash equivalents as of end of period	813	1,357

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire year.
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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE).
The new guidance requires a public business entity ("PBE") to disclose, on an annual and interim basis, additional information about certain costs and expenses in the notes to financial statements. Specifically, in a tabular disclosure, the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. Within the same tabular disclosure, a PBE is required to include certain expense, gain, or loss amounts that are already required to be disclosed under U.S. GAAP. Additionally, a PBE is required to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The guidance also requires a PBE to disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses.
		Effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.
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

Plant Closures
•Uentrop, Germany
In October 2023, the Company announced the intended closure of its Polyamide 66 ("PA66") and High-Performance Nylon ("HPN") polymerization units at its facility in Uentrop, Germany to optimize production costs across its global network. These operations are included in the Company's Engineered Materials segment. The Company fully ceased operation of the PA66 polymerization unit and partially ceased operation of the HPN polymerization units during the nine months ended September 30, 2024.
The exit and shutdown costs related to the closure of the PA66 and HPN polymerization units in Uentrop, Germany were as follows:

Nine Months Ended September 30, 2024
(In $ millions)
Restructuring(1)	16
Accelerated depreciation expense(2)	36
Total	52
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
The exit and shutdown costs related to the closure of the facility in Mechelen, Belgium were as follows:

Nine Months Ended September 30, 2024
(In $ millions)
Restructuring(1)	46
Accelerated depreciation expense(2)	34
Total	80
______________________________
(1)Included in Other (charges) gains, net in the unaudited interim consolidated statements of operations (Note 18).
(2)Included in Cost of sales in the unaudited interim consolidated statements of operations.
The Company expects to incur additional exit and shutdown costs related to the closure of the facility in Mechelen, Belgium of approximately $30 million, inclusive of estimated employee termination costs, through 2028.
4. Inventories

	As of September 30, 2024	As of December 31, 2023
	(In $ millions)
Finished goods	1,807	1,604
Work-in-process	123	160
Raw materials and supplies	632	593
Total	2,562	2,357

5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2023	6,602	375	6,977
Exchange rate changes	17	3	20
As of September 30, 2024(1)	6,619	378	6,997
______________________________
(1)There were no accumulated impairment losses as of September 30, 2024.
The Company assesses the recoverability of the carrying amount of its reporting unit goodwill either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.
The Company completed qualitative evaluations on its reporting units, with the exception of the engineered materials reporting unit, and concluded that it was more likely than not that the fair value of these reporting units exceeded their carrying value.
During the three months ended September 30, 2024, the Company experienced decreased demand, identified near-term negative trends in the automotive and industrial end-markets and experienced other challenging current macroeconomic conditions. Therefore, the engineered materials reporting unit was tested quantitatively using an equal weighting of the income approach based on the discounted estimated future cash flows of the reporting unit and market approach using the guideline public company method. The key assumptions used in the discounted cash flow valuation model include the discount rate, growth rate, tax rate, cash flow projections and terminal value rate. The discount rate was based on market participant data, including the Company's weighted average cost of capital adjusted for risks specific to the reporting unit. The growth rates and cash flow projections were based on historical trends and expected growth drivers such as macroeconomic trends in the industries and territories in which the reporting unit operates. The tax rate considers the operating structure of the reporting unit and tax rates in jurisdictions in which the reporting unit operates. A terminal value rate was applied to the final year of the projected period to reflect continued stable, perpetual growth. Under the market approach, the Company utilized earnings multiples for public companies similar to the engineered materials reporting unit adjusted for a control premium.
Based on the quantitative test, the estimated fair value of the engineered materials reporting unit exceeded the carrying value of its underlying assets. Therefore, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2024.
Although no impairment of the engineered materials reporting unit was identified, the estimated fair value exceeded its carrying value by less than 10%. While the Company believes the assumptions used in the impairment test were reasonable, changes in market conditions or key assumptions made in future quantitative assessments, including discount rates, growth rates, tax rates, cash flow projections and terminal value rates, could negatively impact the results of future impairment testing for any of the Company's reporting units and could result in the recognition of an impairment charge. Such charge could be material to the statements of operations and balance sheets in the period(s) recorded.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2023	41	2,437	601	55	3,134
Exchange rate changes	—	33	3	—	36
As of September 30, 2024	41	2,470	604	55	3,170
Accumulated Amortization
As of December 31, 2023	(38)	(639)	(95)	(42)	(814)
Amortization	—	(87)	(31)	(1)	(119)
Exchange rate changes	—	(8)	(1)	—	(9)
As of September 30, 2024	(38)	(734)	(127)	(43)	(942)
Net book value	3	1,736	477	12	2,228
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2023	1,655
Impairment losses	(34)
Exchange rate changes	9
As of September 30, 2024	1,630
The Company assesses the recoverability of the carrying amount of its indefinite-lived intangible assets either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.
The Company completed qualitative evaluations on its indefinite-lived intangible assets, with the exception of those assigned to the engineered materials reporting unit, and concluded that it was more likely than not that the fair value of these indefinite-lived intangible assets exceeded their carrying value.
Indefinite-lived intangible assets assigned to the engineered materials reporting unit were tested quantitatively utilizing the relief from royalty method under the income approach to determine the estimated fair value for each indefinite-lived intangible asset. The key assumptions used in this model include discount rates, royalty rates, growth rates, tax rates, sales projections and terminal value rates. The discount rate was based on the Company's weighted average return on assets adjusted for risks specific to the indefinite-lived intangible assets. Royalty rates are established by management using the most recent third party valuations and are periodically substantiated by third-party valuation consultants. The growth rates and sales projections were based on historical trends and expected growth drivers such as macroeconomic trends in the industries and territories in which the indefinite-lived intangible assets operate. The tax rate considers the operating structure of the Company and tax rates in jurisdictions in which the indefinite-lived intangible assets operate. A terminal value rate was applied to the final year of the projected period to reflect continued stable, perpetual growth.
In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company recorded a non-cash impairment loss of $34 million in Other charges (gains), net (Note 18) to impair the net book value of certain trade names, primarily Zytel®, included in the Engineered Materials segment. Other than these trade names, the estimated fair value of the Company's indefinite-lived intangible assets exceeded the carrying value of the underlying assets.
While the Company believes the assumptions used in the impairment tests were reasonable, changes in market conditions or key assumptions made in future quantitative assessments, including discount rates, royalty rates, growth rates, tax rates, sales projections and terminal value rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge. Such charge could be material to the statements of operations and balance sheets in the period(s) recorded.
During the nine months ended September 30, 2024, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2025	161
2026	161
2027	160
2028	160
2029	155
6. Current Other Liabilities

	As of September 30, 2024	As of December 31, 2023
	(In $ millions)
Benefit obligations (Note 8)	25	25
Customer rebates	80	96
Derivatives (Note 12)	89	90
Interest (Note 7)	177	246
Legal (Note 14)	9	34
Operating leases	83	89
Restructuring (Note 18)	74	18
Salaries and benefits	164	175
Sales and use tax/foreign withholding tax payable	149	128
Investment in affiliates	96	96
Other	137	157
Total	1,083	1,154
7. Debt

	As of September 30, 2024	As of December 31, 2023
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	1,376	1,025
Short-term borrowings, including amounts due to affiliates(1)	54	146
Revolving credit facilities(2)	177	212
Total	1,607	1,383
______________________________
(1)The weighted average interest rate was 2.2% and 2.9% as of September 30, 2024 and December 31, 2023, respectively.
(2)The weighted average interest rate was 5.5% and 3.4% as of September 30, 2024 and December 31, 2023, respectively.

	As of September 30, 2024	As of December 31, 2023
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2024, interest rate of 3.500%	—	473
Senior unsecured notes due 2024, interest rate of 5.900%	—	527
Senior unsecured notes due 2025, interest rate of 1.250%	336	331
Senior unsecured notes due 2025, interest rate of 6.050%	1,000	1,000
Senior unsecured notes due 2026, interest rate of 1.400%	400	400
Senior unsecured notes due 2026, interest rate of 4.777%	1,120	1,105
Senior unsecured notes due 2027, interest rate of 2.125%	559	551
Senior unsecured notes due 2027, interest rate of 6.165%	2,000	2,000
Senior unsecured term loan due 2027(1)	880	880
Senior unsecured notes due 2028, interest rate of 0.625%	559	552
Senior unsecured notes due 2028, interest rate of 6.350%	1,000	1,000
Senior unsecured notes due 2029, interest rate of 5.337%	560	552
Senior unsecured notes due 2029, interest rate of 6.330%	750	750
Senior unsecured notes due 2030, interest rate of 6.550%	999	999
Senior unsecured notes due 2032, interest rate of 6.379%	1,000	1,000
Senior unsecured notes due 2033, interest rate of 6.700%	1,000	1,000
Pollution control and industrial revenue bonds due at various dates through 2030(2)	126	127
Bank loans due at various dates through 2030(3)	311	5
Obligations under finance leases due at various dates through 2054	159	148
Subtotal	12,759	13,400
Unamortized deferred financing costs(4)	(59)	(74)
Current installments of long-term debt	(1,376)	(1,025)
Total	11,324	12,301
______________________________
(1)The interest rate was 6.718% and 6.943% as of September 30, 2024 and December 31, 2023, respectively.
(2)Interest rates range from 4.1% to 5.0%.
(3)The weighted average interest rate was 2.8% and 2.6% as of September 30, 2024 and December 31, 2023, respectively.
(4)Related to the Company's long-term debt, excluding obligations under finance leases.
Senior Credit Facilities
In March 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a term loan credit agreement (as amended to date, the "March 2022 U.S. Term Loan Credit Agreement"), pursuant to which lenders provided a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion (the "5-year Term Loans").
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
On November 1, 2024, February 16, 2024 and February 21, 2023, the Company amended certain covenants in the U.S. Credit Agreements, including financial ratio maintenance covenants.

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
Also in January 2023, CSIT entered into a senior unsecured working capital loan contract for CNY800 million (the "China Working Capital Term Loan Agreement"), payable 12 months from withdrawal date and bearing interest at 0.5% less than certain interbank rates. The loan under the China Working Capital Term Loan Agreement was fully drawn in January 2023 and was fully repaid during the three months ended March 31, 2024.
In December 2023, Celanese (Nanjing) Chemical Co., Ltd. ("CNC") entered into a senior unsecured working capital loan agreement for CNY800 million, payable on December 25, 2026 and bearing interest at 2.8% (the "CNC Working Capital Loan Agreement"). The loan under the CNC Working Capital Loan Agreement was fully drawn during the three months ended March 31, 2024.
On June 28, 2024, CNC entered into a senior unsecured working capital loan agreement for CNY800 million, payable in installments until June 28, 2027 and bearing interest at 2.75% (the "CNC Three Year Working Capital Loan Agreement," together with the China Revolving Credit Agreement, the China Working Capital Term Loan Agreement and the CNC Working Capital Loan Agreement, the "China Credit Agreements," and the China Credit Agreements together with the U.S. Credit Agreements, the "Global Credit Agreements"). The CNC Three Year Working Capital Loan Agreement was partially drawn during the three months ended September 30, 2024. The Company expects that the China Credit Agreements will continue to facilitate its efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of its U.S. debt to China at a lower average interest rate.
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facilities are as follows:

As of September 30, 2024
(In $ millions)
U.S. Revolving Credit Facility
Borrowings outstanding	120
Available for borrowing	1,630
China Revolving Credit Facilities
Borrowings outstanding	57
Available for borrowing	64
On November 1, 2024, Celanese U.S. entered into a senior unsecured term loan credit agreement (the "November 2024 U.S. Term Loan Credit Agreement"), pursuant to which the lenders provided a delayed-draw term loan due 364 days from the date of borrowing in an amount up to $1.0 billion. Amounts outstanding under the November 2024 U.S. Term Loan Credit Agreement will accrue interest at a rate equal to the Secured Overnight Financing Rate with an interest period of one or three months ("Term SOFR") plus a margin of 1.300% to 2.250% per annum, or the base rate plus a margin of 0.300% to 1.250%, in each case, based on the Company's senior unsecured debt rating, subject to further changes based on such ratings. The commitments under the November 2024 U.S. Term Loan Credit Agreement will terminate by March 15, 2025. The loan under the November 2024 U.S. Term Loan Credit Agreement was not drawn prior to issuance date of this Form 10-Q.

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
Accounts Receivable Purchasing Facility
In June 2023, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 18, 2025. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's unaudited consolidated balance sheet. The Company de-recognized $1.2 billion and $1.4 billion of accounts receivable under this agreement for the nine months ended September 30, 2024 and year ended December 31, 2023, respectively, and collected $1.1 billion and $1.3 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $155 million were pledged by the SPE as collateral to the Purchasers as of September 30, 2024.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. The Company also has a factoring agreement in China with a financial institution to sell 100% of certain accounts receivable on a limited recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no material continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $508 million and $423 million of accounts receivable under these factoring agreements for the nine months ended September 30, 2024 and year ended December 31, 2023, respectively, and collected $481 million and $407 million of accounts receivable sold under these factoring agreements during the same periods.
The Company has master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts ("BADs"), classified as accounts receivable. Under the Master Discounting Agreements, transfers of BADs are treated as sales and are accounted for as a reduction in accounts receivable because the Master Discounting Agreements transfer effective control over and risk related to the transferred BADs to the financial institutions. The Company has no continuing involvement in the transferred BADs, and the BADs are no longer available to satisfy creditors in the event of a bankruptcy. The Company received $83 million and $45 million from the accounts receivable transferred under the Master Discounting Agreements as of September 30, 2024 and December 31, 2023, respectively.
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
The Company is in compliance with the covenants in its material financing arrangements as of September 30, 2024.

8. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	3	1	2	—	10	1	8	—
Interest cost	31	—	32	1	94	1	98	2
Expected return on plan assets	(34)	—	(32)	—	(102)	—	(98)	—
Total	—	1	2	1	2	2	8	2
Benefit obligation funding is as follows:

	As of September 30, 2024	Total Expected 2024
	(In $ millions)
Cash contributions to defined benefit pension plans	21	29
Benefit payments to nonqualified pension plans	15	19
Benefit payments to other postretirement benefit plans	3	3
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefit plan balances recognized in the unaudited consolidated balance sheets consist of the following:

	As of September 30, 2024		As of December 31, 2023
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Noncurrent Other assets	182	—	166	—
Current Other liabilities	(22)	(3)	(22)	(3)
Benefit obligations	(399)	(36)	(415)	(37)
Net amount recognized	(239)	(39)	(271)	(40)
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

The components of environmental remediation liabilities, contained in Current and Noncurrent Other Liabilities, are as follows:

	As of September 30, 2024	As of December 31, 2023
	(In $ millions)
Demerger obligations (Note 14)	13	14
Divestiture obligations (Note 14)	12	13
Active sites	24	25
U.S. Superfund sites	10	8
Other environmental remediation liabilities	2	2
Total	61	62
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

10. Shareholders' Equity
Common Stock
The Company's Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company's Common Stock, par value $0.0001 per share ("Common Stock"), unless the Company's Board of Directors, in its sole discretion, determines otherwise. The amount available to the Company to pay cash dividends is not currently restricted by the Global Credit Agreements and its indentures governing its senior unsecured notes. Any decision to declare and pay dividends in the future will be made at the discretion of the Company's Board of Directors, which may determine to cease to follow or to modify the Company's past practice, and will depend on, among other things, the results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Company's Board of Directors may deem relevant.
The Company declared a quarterly cash dividend of $0.70 per share on its Common Stock on October 17, 2024, amounting to $76 million. The cash dividend will be paid on November 13, 2024 to holders of record as of October 30, 2024.
On November 4, 2024, the Company announced its intent to reduce its quarterly dividend by approximately 95 percent beginning in the first quarter of 2025.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

Total From February 2008 Through September 30, 2024

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
The Company did not repurchase any Common Stock during the nine months ended September 30, 2024 or 2023.
Other Comprehensive Income (Loss), Net

	Three Months Ended September 30,
	2024			2023
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	4	45	49	34	(27)	7
Gain (loss) on derivative hedges	16	—	16	(21)	4	(17)
Pension and postretirement benefits gain (loss)	—	—	—	(1)	—	(1)
Total	20	45	65	12	(23)	(11)

	Nine Months Ended September 30,
	2024			2023
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(20)	8	(12)	(184)	3	(181)
Gain (loss) on derivative hedges	32	(2)	30	(18)	5	(13)
Pension and postretirement benefits gain (loss)	(1)	—	(1)	(2)	1	(1)
Total	11	6	17	(204)	9	(195)
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Derivative Hedges (Note 12)	Pension and Postretirement Benefits Gain (Loss) (Note 8)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2023	(701)	(28)	(15)	(744)
Other comprehensive income (loss) before reclassifications	(20)	42	(1)	21
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10)	—	(10)
Income tax (provision) benefit	8	(2)	—	6
As of September 30, 2024	(713)	2	(16)	(727)
11. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In percentages)
Effective income tax rate	33	(33)	24	(20)
The effective income tax rate for the three and nine months ended September 30, 2024, was higher compared to the same period in 2023, primarily due to prior period impacts that did not recur in the current year, including deferred tax benefits of $293 million resulting from the relocation of certain intangible assets to align with the foreign operations acquired with the Mobility & Materials business from DuPont de Nemours, Inc., differences in the tax and U.S. GAAP gain resulting from the formation of the Nutrinova joint venture and decreases in valuation allowance on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period. In addition, the effective income tax rate for the nine months ended September 30, 2024, was higher compared to the same period in 2023 due to non-recurring tax effects related to internal debt restructuring transactions in the current year.
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various notices and final and proposed regulatory packages supplementing the TCJA provisions since 2018. There have been no material proposed or final regulatory packages during the three months ended September 30, 2024.
In August 2022, the Inflation Reduction Act (the "IRA") was enacted and included a 1% excise tax on share repurchases in excess of $1 million, and a corporate minimum tax of 15% on adjusted book earnings. The corporate minimum tax paid is creditable in future years to the extent regular tax liability exceeds the minimum tax in any given year. The Company does not expect these provisions or any newly issued administrative guidance to have a material impact to future income tax expense. The IRA also provided various beneficial credits for energy efficiency related to manufacturing, transportation and fuels, hydrogen/carbon recapture and renewable energy, which the Company is evaluating in regard to planned projects.
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
The Company's tax returns have been under audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). In September 2021, the Company received a draft joint audit report proposing adjustments to transfer pricing and the reallocation of income between the related jurisdictions. The Authorities also proposed to apply these adjustments to open tax years through 2019. The Company and the Authorities were unable to reach an agreement jointly and therefore the audits continued on a separate jurisdictional basis. In the fourth quarter of 2022, the Company concluded settlement discussions with the Dutch tax authority. In the third quarter of 2024, the Company concluded settlement discussions with the German tax authority related to the German transfer pricing audit. The Company is engaged in continuing discussions with the tax authority in the United States and is currently evaluating all additional potential remedies regarding the ongoing examination.
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

As of September 30, 2024, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the examinations by governmental authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised in the audits described above are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its positions, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.
12. Derivative Financial Instruments
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended September 30,				Statement of Operations Classification
	2024	2023	2024	2023
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(11)	5	—	1	Cost of sales
Interest rate swaps	—	—	(2)	(2)	Interest expense
Foreign currency forwards	(1)	—	—	4	Cost of sales
Total	(12)	5	(2)	3

Designated as Fair Value Hedges
Cross-currency swaps(1)	(61)	18	(93)	40	Foreign exchange gain (loss), net

Designated as Net Investment Hedges
Foreign currency denominated debt	(104)	61	—	—	N/A
Cross-currency swaps(2)	(112)	77	—	—	N/A
Total	(216)	138	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(9)	(23)	Foreign exchange gain (loss), net; Other income (expense), net
______________________________
(1)In conjunction with the offering of certain senior unsecured notes in August 2023, the Company entered into a cross-currency swap to effectively convert $500 million of the issued notes into a Japanese yen-denominated borrowing at prevailing yen interest rates, maturing on July 15, 2029. The swap qualifies and has been designated as a fair value hedge of the Company's foreign currency exchange rate exposure on the long-term debt of its Japanese yen-denominated subsidiary.
Additionally, in conjunction with the offering of certain senior unsecured notes in August 2023, the Company entered into cross-currency swaps to effectively convert $1.0 billion of the issued notes into 5-year and 7-year euro-denominated borrowings at prevailing euro interest rates, maturing on November 15, 2028 and November 15, 2030, respectively. The swaps qualify and have been designated as fair value hedges of the Company's foreign currency exchange rate exposure on the long-term debt of its euro-denominated subsidiary.
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

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Nine Months Ended September 30,				Statement of Operations Classification
	2024	2023	2024	2023
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(2)	(2)	(1)	2	Cost of sales
Interest rate swaps	—	—	(6)	(6)	Interest expense
Foreign currency forwards	(1)	4	—	2	Cost of sales
Total	(3)	2	(7)	(2)

Designated as Fair Value Hedges
Cross-currency swaps(1)	49	18	17	40	Foreign exchange gain (loss), net

Designated as Net Investment Hedges
Foreign currency denominated debt	(17)	—	—	—	N/A
Cross-currency swaps(2)	(8)	(16)	—	—	N/A
Total	(25)	(16)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(10)	(22)	Foreign exchange gain (loss), net; Other income (expense), net
______________________________
(1)In conjunction with the offering of certain senior unsecured notes in August 2023, the Company entered into a cross-currency swap to effectively convert $500 million of the issued notes into a Japanese yen-denominated borrowing at prevailing yen interest rates, maturing on July 15, 2029. The swap qualifies and has been designated as a fair value hedge of the Company's foreign currency exchange rate exposure on the long-term debt of its Japanese yen-denominated subsidiary.
Additionally, in conjunction with the offering of certain senior unsecured notes in August 2023, the Company entered into cross-currency swaps to effectively convert $1.0 billion of the issued notes into 5-year and 7-year euro-denominated borrowings at prevailing euro interest rates, maturing on November 15, 2028 and November 15, 2030, respectively. The swaps qualify and have been designated as fair value hedges of the Company's foreign currency exchange rate exposure on the long-term debt of its euro-denominated subsidiary.
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of September 30, 2024	As of December 31, 2023
	(In $ millions)
Derivative Assets
Gross amount recognized	187	183
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	187	183
Gross amount not offset in the consolidated balance sheets	44	40
Net amount	143	143

	As of September 30, 2024	As of December 31, 2023
	(In $ millions)
Derivative Liabilities
Gross amount recognized	446	440
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	446	440
Gross amount not offset in the consolidated balance sheets	44	40
Net amount	402	400

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

		Fair Value Measurement
		Significant Other Observable Inputs (Level 2)
		Other assets		Other liabilities
	Notional Amount	Current	Noncurrent	Current	Noncurrent
	(In millions)	(In $ millions)
As of September 30, 2024
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$52	4	34	1	—
Foreign currency forwards and swaps	$28	—	—	—	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	$1,500	53	—	23	39
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	€4,569	50	—	28	292
Cross-currency swaps	¥7,268	39	—	25	20
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$2,265	7	—	12	6
Total		153	34	89	357
As of December 31, 2023
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$67	5	36	2	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	$1,500	40	—	11	61
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	€5,712	93	—	61	281
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$1,954	9	—	16	8
Total		147	36	90	350

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of September 30, 2024
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	19	19	—	19
Long-term debt, including current installments of long-term debt	12,759	12,976	159	13,135
As of December 31, 2023
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	21	21	—	21
Long-term debt, including current installments of long-term debt	13,400	13,514	148	13,662
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
As of September 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of September 30, 2024 are $116 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $102 million as of September 30, 2024. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of September 30, 2024, the Company had unconditional purchase obligations of $3.7 billion, of which $182 million will be paid in 2024, $589 million in 2025, $472 million in 2026, $416 million in 2027, $276 million in 2028 and the balance thereafter through 2042.
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
15. Segment Information

	Engineered Materials		Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended September 30, 2024
Net sales	1,481		1,190	—	(23)	(1)	2,648
Other (charges) gains, net (Note 18)	(60)		1	(2)	—		(61)
Operating profit (loss)	102		239	(93)	—		248
Equity in net earnings (loss) of affiliates	44		2	5	—		51
Depreciation and amortization	127		63	13	—		203
Capital expenditures	59		33	7	—		99	(2)
	Three Months Ended September 30, 2023
Net sales	1,528		1,220	—	(25)	(1)	2,723
Other (charges) gains, net (Note 18)	(15)		—	(2)	—		(17)
Operating profit (loss)	691	(3)	272	(121)	—		842
Equity in net earnings (loss) of affiliates	8		1	3	—		12
Depreciation and amortization	111		55	7	—		173
Capital expenditures	51		44	24	—		119	(2)
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes an increase in accrued capital expenditures of $11 million and a decrease of $12 million for the three months ended September 30, 2024 and 2023, respectively.
(3)Includes a gain related to the formation of the Nutrinova joint venture included in Gain (loss) on disposition of businesses and assets, net in the unaudited interim consolidated statements of operations (Note 3).

	Engineered Materials		Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Nine Months Ended September 30, 2024
Net sales	4,326		3,653	—	(69)	(1)	7,910
Other (charges) gains, net (Note 18)	(114)		—	(9)	—		(123)
Operating profit (loss)	329		735	(356)	—		708
Equity in net earnings (loss) of affiliates	140		7	10	—		157
Depreciation and amortization	395		181	40	—		616
Capital expenditures	137		109	45	—		291	(2)
	As of September 30, 2024
Goodwill and intangible assets, net	10,426		429	—	—		10,855
Total assets	17,631		5,544	2,717	—		25,892
	Nine Months Ended September 30, 2023
Net sales	4,743		3,703	—	(75)	(1)	8,371
Other (charges) gains, net (Note 18)	(44)		(1)	(5)	—		(50)
Operating profit (loss)	961	(3)	845	(378)	—		1,428
Equity in net earnings (loss) of affiliates	37		4	9	—		50
Depreciation and amortization	335		163	19	—		517
Capital expenditures	154		162	63	—		379	(2)
	As of December 31, 2023
Goodwill and intangible assets, net	10,525		427	—	—		10,952
Total assets	17,930		5,538	3,129	—		26,597
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes a decrease in accrued capital expenditures of $39 million and $61 million for the nine months ended September 30, 2024 and 2023, respectively.
(3)Includes a gain related to the formation of the Nutrinova joint venture included in Gain (loss) on disposition of businesses and assets, net in the unaudited interim consolidated statements of operations (Note 3).
16. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of September 30, 2024, the Company had $1.1 billion of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $235 million of its remaining performance obligations as Net sales in 2024, $473 million in 2025, $221 million in 2026 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Current and Noncurrent Other liabilities in the unaudited consolidated balance sheets.
The Company does not have any material contract assets as of September 30, 2024.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In $ millions)
Engineered Materials
North America	419	449	1,211	1,399
Europe and Africa	414	462	1,313	1,541
Asia-Pacific	610	580	1,693	1,682
South America	38	37	109	121
Total	1,481	1,528	4,326	4,743

Acetyl Chain
North America	374	366	1,152	1,092
Europe and Africa	406	395	1,250	1,292
Asia-Pacific	355	406	1,095	1,152
South America	32	28	87	92
Total(1)	1,167	1,195	3,584	3,628
______________________________
(1)Excludes intersegment sales of $23 million and $25 million for the three months ended September 30, 2024 and 2023, respectively. Excludes intersegment sales of $69 million and $75 million for the nine months ended September 30, 2024 and 2023, respectively.

17. Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	118	952	395	1,265
Earnings (loss) from discontinued operations	(2)	(1)	(3)	(3)
Net earnings (loss)	116	951	392	1,262

Weighted average shares - basic	109,338,977	108,918,986	109,241,174	108,814,288
Incremental shares attributable to equity awards(1)	196,060	520,500	276,125	523,752
Weighted average shares - diluted	109,535,037	109,439,486	109,517,299	109,338,040
______________________________
(1)Excludes stock options to purchase 293,045 and 219,963 shares of Common Stock for the three months ended September 30, 2024 and 2023, respectively; and 19 and 0 equity award shares for the three months ended September 30, 2024 and 2023, respectively, as their effect would have been antidilutive. Excludes stock options to purchase 149,643 and 190,651 shares of Common Stock for the nine months ended September 30, 2024 and 2023, respectively; and 74 and 42,998 equity award shares for the nine months ended September 30, 2024 and 2023, respectively, as their effect would have been antidilutive.
18. Other (Charges) Gains, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024		2023	2024		2023
	(In $ millions)
Restructuring(1)	(27)		(7)	(84)		(40)
Asset impairments	(34)	(2)	(9)	(39)	(2)	(9)
Plant/office closures	—		(1)	—		(1)
Total	(61)		(17)	(123)		(50)
______________________________
(1)Includes employee termination benefits related to the previously announced closure of the Company's facility in Mechelen, Belgium (Note 3), Company-wide business optimization projects and the previously announced closure of its polymerization units in Uentrop, Germany (Note 3).
(2)Primarily related to an impairment loss on certain trade names, primarily Zytel®, arising from the Company's annual indefinite-lived intangible assets impairment assessment (Note 5).
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2023	13	2	3	18
Additions	77	1	9	87
Cash payments	(21)	(2)	(7)	(30)
Other changes	(2)	(1)	—	(3)
Exchange rate changes	2	—	—	2
As of September 30, 2024	69	—	5	74

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
Forward-Looking Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Quarterly Report contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. Generally, words such as "believe," "expect," "intend," "estimate," "anticipate," "project," "plan," "may," "can," "could," "might," and "will," and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views and beliefs with respect to future events as of the date hereof, are not historical facts or guarantees of future performance and involve risks and uncertainties that are difficult to predict and many of which are outside of our control. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. All forward-looking statements made in this Quarterly Report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Quarterly Report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise.
Risk Factors
See Part I - Item 1A. Risk Factors of our 2023 Form 10-K for a description of certain risk factors that you should consider which could significantly affect our business and/or financial results. In addition, the following factors, among others, could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements:
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
•the possibility that we will not be able to realize the anticipated benefits of the Mobility & Materials business (the "M&M Business") we acquired from DuPont de Nemours, Inc. (the "M&M Acquisition"), including synergies and growth opportunities, whether as a result of difficulties arising from the operation of the M&M Business or other unanticipated delays, costs, inefficiencies or liabilities;
•impairments of goodwill or intangible assets;

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
•our level of indebtedness, which could diminish our ability to raise additional capital to fund operations or limit our ability to react to changes in the economy or the chemicals industry, and the success of our deleveraging efforts;
•changes in currency exchange rates and interest rates;
•tax rates and changes thereto; and
•various other factors, both referenced and not referenced in this Quarterly Report.
Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, affect us in ways or to an extent that we currently do not expect or consider to be significant, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected, intended, planned or projected. We neither intend nor assume any obligation to update these forward-looking statements, which speak only as of the date hereof.

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

Results of Operations
Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	2,648	2,723	(75)	7,910	8,371	(461)
Gross profit	622	673	(51)	1,817	1,990	(173)
Selling, general and administrative ("SG&A") expenses	(248)	(244)	(4)	(768)	(803)	35
Other (charges) gains, net	(61)	(17)	(44)	(123)	(50)	(73)
Gain (loss) on disposition of businesses and assets, net	(3)	503	(506)	(12)	508	(520)
Operating profit (loss)	248	842	(594)	708	1,428	(720)
Equity in net earnings (loss) of affiliates	51	12	39	157	50	107
Non-operating pension and other postretirement employee benefit (expense) income	3	(1)	4	7	(2)	9
Interest expense	(169)	(178)	9	(512)	(542)	30
Interest income	5	12	(7)	28	27	1
Dividend income - equity investments	30	30	—	95	95	—
Earnings (loss) from continuing operations before tax	183	714	(531)	523	1,051	(528)
Earnings (loss) from continuing operations	122	950	(828)	400	1,266	(866)
Earnings (loss) from discontinued operations	(2)	(1)	(1)	(3)	(3)	—
Net earnings (loss)	120	949	(829)	397	1,263	(866)
Net earnings (loss) attributable to Celanese Corporation	116	951	(835)	392	1,262	(870)
Other Data
Depreciation and amortization	203	173	30	616	517	99
SG&A expenses as a percentage of Net sales	9.4%	9.0%		9.7%	9.6%
Operating margin(1)	9.4%	30.9%		9.0%	17.1%
Other (charges) gains, net
Restructuring	(27)	(7)	(20)	(84)	(40)	(44)
Asset impairments	(34)	(9)	(25)	(39)	(9)	(30)
Plant/office closures	—	(1)	1	—	(1)	1
Total Other (charges) gains, net	(61)	(17)	(44)	(123)	(50)	(73)
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of September 30, 2024	As of December 31, 2023
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	813	1,805

Short-term borrowings and current installments of long-term debt - third party and affiliates	1,607	1,383
Long-term debt, net of unamortized deferred financing costs	11,324	12,301
Total debt	12,931	13,684

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	(1)	(2)	—	(3)
Acetyl Chain	1	(3)	—	(2)
Total Company	—	(3)	—	(3)
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	(3)	(5)	(1)	(9)
Acetyl Chain	6	(7)	—	(1)
Total Company	1	(6)	(1)	(6)
Consolidated Results
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Net sales decreased $75 million, or 3%, for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to:
•lower pricing, driven by our Acetyl Chain segment due to an environment with greater supply than demand during the three months ended September 30, 2024 and demand-based pressures on certain pricing inputs, as well as our Engineered Materials segment due to product mix and competitive market dynamics; and
•lower volume in our Engineered Materials segment, primarily driven by the formation of the Nutrinova joint venture (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
partially offset by:
•higher volume in our Engineered Materials segment for polyoxymethylene ("POM") in Europe, as well as higher volume in our Acetyl Chain segment primarily for acetate tow and vinyl acetate monomer ("VAM") principally in Europe.
Operating profit decreased $594 million, or 71%, for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to:
•a gain of $508 million in our Engineered Materials segment recognized in September 2023 on the formation of the Nutrinova joint venture, which did not recur in the current year (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
•lower Net sales across our segments; and
•an unfavorable impact of $45 million to Other (charges) gains, net, in our Engineered Materials segment, primarily related to an impairment loss on certain trade names, primarily Zytel®, arising from our annual indefinite-lived intangible assets impairment assessment and restructuring costs for the previously announced closure of our facility in Mechelen, Belgium (see Note 18 - Other (Charges) Gains, Net and Note 5 - Goodwill and Intangible Assets, Net in the accompanying unaudited interim consolidated financial statements for further information);

partially offset by:
•lower merger and acquisition project spending of $16 million in our Other Activities segment.
Equity in net earnings (loss) of affiliates increased $39 million, or 325%, for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to:
•an increase in earnings from our Mylar Specialty Films (formally DuPont Teijin Films) strategic affiliates of $24 million, primarily due to increased restructuring costs incurred in the three months ended September 30, 2023, which did not recur in the current year.
Our effective income tax rate for the three months ended September 30, 2024 was 33% compared to a tax benefit of 33% for the same period in 2023, primarily due to prior period impacts that did not recur in the current year, including deferred tax benefits of $293 million resulting from the relocation of certain intangible assets to align with the foreign operations acquired with the M&M Acquisition, differences in the tax and U.S. GAAP gain resulting from the formation of the Nutrinova joint venture and a decrease in valuation allowance on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net sales decreased $461 million, or 6%, for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to:
•lower pricing, driven by our Acetyl Chain segment, due to an environment with greater supply than demand during the nine months ended September 30, 2024, primarily in Europe and Asia, as well as our Engineered Materials segment due to product mix, competitive market dynamics and decreased energy surcharges;
•lower volume in our Engineered Material segment, primarily driven by the formation of the Nutrinova joint venture (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information); and
•an unfavorable currency impact, primarily resulting from a weaker Japanese Yen ("JPY") and Chinese Yuan ("CNY") relative to the U.S. dollar;
partially offset by:
•higher volume in our Acetyl Chain segment for most of our products, primarily VAM, acid and downstream derivative products, as well as higher volume within our Engineered Materials segment for POM in Europe and Asia.
Operating profit decreased $720 million, or 50%, for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to:
•a gain of $508 million recognized in September 2023 on the formation of the Nutrinova joint venture, which did not recur in the current year (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
•lower Net sales across our segments;
•higher accelerated depreciation expense of $72 million in our Engineered Materials segment, primarily related to the previously announced closure of our polymerization units in Uentrop, Germany and our facility in Mechelen, Belgium (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information); and
•an unfavorable impact of $70 million to Other (charges) gains, net, in our Engineered Materials segment, primarily related to restructuring costs for the previously announced closure of our facility in Mechelen, Belgium and an impairment loss on certain trade names, primarily Zytel®, arising from our annual indefinite-lived intangible assets impairment assessment (see Note 18 - Other (Charges) Gains, Net and Note 5 - Goodwill and Intangible Assets, Net in the accompanying unaudited interim consolidated financial statements for further information);

partially offset by:
•lower raw materials costs in our Engineered Materials and Acetyl Chain segments; and
•lower merger and acquisition project spending of $34 million in our Other Activities segment.
Equity in net earnings (loss) of affiliates increased $107 million, or 214%, for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to:
•an increase in earnings from our Mylar Specialty Films (formally DuPont Teijin Films) strategic affiliates of $57 million, primarily due to increased restructuring costs incurred in the nine months ended September 30, 2023, which did not recur in the current year; and
•an increase in earnings from our Ibn Sina strategic affiliate, primarily as a result of higher methyl tertiary-butyl ether ("MTBE") volume and margin, partially offset by lower methanol sales volume.
Our effective income tax rate for the nine months ended September 30, 2024 was 24% compared to a tax benefit of 20% for the same period in 2023. The higher effective income tax rate was primarily due to:
•prior period impacts that did not recur in the current year, including deferred tax benefits of $293 million resulting from the relocation of certain intangible assets to align with the foreign operations acquired in the M&M Acquisition, differences in the tax and U.S. GAAP gain resulting from the formation of the Nutrinova joint venture and decreases in valuation allowance on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period; and
•non-recurring tax effects related to internal debt restructuring transactions in the current year.
See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Segments
Engineered Materials

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2024	2023			2024	2023
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,481	1,528	(47)	(3.1)%	4,326	4,743	(417)	(8.8)%
Net Sales Variance
Volume	(1)%				(3)%
Price	(2)%				(5)%
Currency	—%				(1)%
Other (charges) gains, net	(60)	(15)	(45)	(300.0)%	(114)	(44)	(70)	(159.1)%
Operating profit (loss)	102	691	(589)	(85.2)%	329	961	(632)	(65.8)%
Operating margin	6.9%	45.2%			7.6%	20.3%
Equity in net earnings (loss) of affiliates	44	8	36	450.0%	140	37	103	278.4%
Depreciation and amortization	127	111	16	14.4%	395	335	60	17.9%
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
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Net sales decreased for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to:
•lower pricing for most of our products, primarily due to product mix and competitive market dynamics; and
•lower volume, primarily driven by the formation of the Nutrinova joint venture (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information), partially offset by higher volume, principally for POM in Europe.
Operating profit decreased for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to:
•a gain of $508 million recognized in September 2023 on the formation of the Nutrinova joint venture, which did not recur in the current year (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
•lower Net sales; and
•an unfavorable impact of $45 million to Other (charges) gains, net primarily related to an impairment loss on certain trade names, primarily Zytel®, arising from our annual indefinite-lived intangible assets impairment assessment and restructuring costs for the previously announced closure of our facility in Mechelen, Belgium (see Note 18 - Other (Charges) Gains, Net and Note 5 - Goodwill and Intangible Assets, Net in the accompanying unaudited interim consolidated financial statements for further information);
partially offset by:
•lower raw materials costs for most of our products.
Equity in net earnings (loss) of affiliates increased for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to:
•an increase in earnings from our Mylar Specialty Films (formally DuPont Teijin Films) strategic affiliates of $24 million, primarily due to increased restructuring costs incurred in the three months ended September 30, 2023, which did not recur in the current year.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net sales decreased for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to:
•lower pricing for most of our products, primarily due to product mix, competitive market dynamics and decreased energy surcharges;
•lower volume, primarily driven by the formation of the Nutrinova joint venture (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information), partially offset by higher volume, principally for POM in Europe and Asia; and
•an unfavorable currency impact, primarily resulting from a weaker JPY and CNY relative to the U.S. dollar.
Operating profit decreased for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to:
•a gain of $508 million recognized in September 2023 on the formation of the Nutrinova joint venture, which did not recur in the current year (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
•lower Net sales;

•higher accelerated depreciation expense of $72 million, primarily related to the previously announced closure of our polymerization units in Uentrop, Germany and our facility in Mechelen, Belgium (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information); and
•an unfavorable impact of $70 million to Other (charges) gains, net primarily related to restructuring costs for the previously announced closure of our facility in Mechelen, Belgium and an impairment loss on certain trade names, primarily Zytel®, arising from our annual indefinite-lived intangible assets impairment assessment (see Note 18 - Other (Charges) Gains, Net and Note 5 - Goodwill and Intangible Assets, Net in the accompanying unaudited interim consolidated financial statements for further information);
partially offset by:
•lower raw materials costs for most of our products; and
•lower spending of $64 million, primarily driven by a reduction in distribution and administrative costs.
Equity in net earnings (loss) of affiliates increased for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to:
•an increase in earnings from our Mylar Specialty Films (formally DuPont Teijin Films) strategic affiliates of $57 million, primarily due to increased restructuring costs incurred in the nine months ended September 30, 2023, which did not recur in the current year; and
•an increase in earnings from our Ibn Sina strategic affiliate, primarily as a result of higher MTBE volume and margin, partially offset by lower methanol sales volume.
Acetyl Chain

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2024	2023			2024	2023
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,190	1,220	(30)	(2.5)%	3,653	3,703	(50)	(1.4)%
Net Sales Variance
Volume	1%				6%
Price	(3)%				(7)%
Currency	—%				—%
Operating profit (loss)	239	272	(33)	(12.1)%	735	845	(110)	(13.0)%
Operating margin	20.1%	22.3%			20.1%	22.8%
Dividend income - equity investments	30	30	—	—%	94	93	1	1.1%
Depreciation and amortization	63	55	8	14.5%	181	163	18	11.0%
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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Net sales decreased for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to:
•lower pricing for most of our products, primarily acid, due to an environment with greater supply than demand during the three months ended September 30, 2024 and acetate tow due to demand-based pressures on certain pricing inputs;
partially offset by:
•higher volume, primarily for acetate tow and VAM in Europe.
Operating profit decreased for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to:
•lower Net sales.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net sales decreased for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to:
•lower pricing for our products, primarily in Europe and Asia, due to an environment with greater supply than demand during the nine months ended September 30, 2024;
partially offset by:
•higher volume for most of our products, primarily VAM, acid and downstream derivative products.
Operating profit decreased for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to:
•lower Net sales; and
•higher spending of $47 million, primarily as a result of increased plant operating and maintenance expenses, including costs at our new acetic acid unit at Clear Lake, Texas, and plant turnaround costs related to our joint venture, Fairway Methanol LLC;
partially offset by:
•lower raw materials and sourcing costs, primarily for carbon monoxide, methanol and ethanol.
Other Activities

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2024	2023			2024	2023
	(unaudited)
	(In $ millions, except percentages)
Operating profit (loss)	(93)	(121)	28	23.1%	(356)	(378)	22	5.8%
Our Other Activities segment primarily consists of corporate center costs, including administrative activities such as finance, taxes, information technology and human resource functions, interest income and expense associated with financing activities and results of our captive insurance companies. The Other Activities segment also includes the components of net periodic benefit cost (interest cost, expected return on assets and net actuarial gains and losses) for our defined benefit pension plans and other postretirement plans not allocated to our business segments.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Operating loss decreased for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to:
•lower merger and acquisition project spending of $16 million; and
•a favorable currency impact.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Operating loss decreased for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to:
•lower merger and acquisition project spending of $34 million;
partially offset by:
•an unfavorable currency impact.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facilities. As of September 30, 2024, we have $1.6 billion available for borrowing under our senior U.S. unsecured revolving credit facility and $64 million available for borrowing under our separate China Revolving Credit Facilities (defined below), if required, to meet our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $813 million as of September 30, 2024. Further, we entered into the November 2024 U.S. Term Loan Credit Agreement (defined below), which provides for a delayed-draw term loan due 364 days from the date of borrowing in an amount up to $1.0 billion. We are actively managing our business to maintain and improve cash flow and reduce our debt, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
On February 29, 2024, we announced the intended closure of our facility in Mechelen, Belgium to optimize production costs across our global network. This operation is included in the Engineered Materials segment. We expect to incur additional exit and shutdown costs related to the closure of the facility of approximately $30 million, inclusive of estimated employee termination costs, through 2028. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements.
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
Our incurrence of debt to finance the purchase price for a majority of the Mobility & Materials business (the "M&M Business") acquired from DuPont de Nemours, Inc. in November 2022 (the "M&M Acquisition") has increased our leverage and our ratio of indebtedness to consolidated EBITDA as set forth in our senior unsecured credit facilities. We believe that cash flows from our operations, together with cash generation, synergy opportunities from the M&M Acquisition and cost reduction initiatives, will support our deleveraging efforts over the next few years. However, we expect the weakened demand environment, as discussed below, to continue to adversely impact our cash generation in the near-term. In furtherance of our deleveraging efforts, we have paused our share repurchase program and are in the process of evaluating additional cash generation or conservation opportunities. As part of this process, on November 4, 2024, we announced our intent to reduce our quarterly dividend by approximately 95 percent beginning in the first quarter of 2025. We will continue to evaluate our dividend policy, taking into account our ability to return to a balanced capital allocation strategy. Our deleveraging efforts may also include, in addition to the food ingredients joint venture described above, other opportunistic dispositions or monetization of other product or business lines or other assets.
While our contractual obligations, commitments and debt service requirements over the next several years are significant, we continue to believe we will have available resources to meet our liquidity requirements, including debt service, for the next 12 months. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as increasing our borrowings, reducing or delaying capital expenditures, seeking additional capital, reducing or pausing future dividend payments or seeking to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.
We have focused our near-term capital expenditures on required maintenance projects, productivity improvements, and selected short-term growth projects, as we continue to prioritize deleveraging and expect total capital expenditures to be approximately $425 million in 2024. In Engineered Materials, at our Nanjing, China facility, our expansions of (1) the compounding plant is in construction and we are accelerating completion to meet demand and (2) the new liquid crystal polymer ("LCP") plant are on schedule and in construction. At our Bishop, Texas facility, our debottleneck of the ultra-high molecular weight polyethylene ("UHMW-PE") unit is on schedule and in detailed engineering design while construction is delayed approximately 12 months in line with demand growth. Our energy optimization productivity and greenhouse gas reduction project at our polyoxymethylene ("POM") unit in Frankfurt, Germany is on schedule in detailed engineering design. In the Acetyl Chain, our planned expansion of our vinyl acetate ethylene ("VAE") emulsion plant in Frankfurt, Germany is in construction and on schedule for start-up in the second quarter of 2025. We continue to see the investments made in recent years strengthen the growth and reliability, while lowering the carbon footprint of our manufacturing network to best serve our customers.
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
Cash Flows
Cash and cash equivalents decreased $992 million to $813 million as of September 30, 2024 compared to December 31, 2023. As of September 30, 2024, $695 million of the $813 million of cash and cash equivalents was held by our foreign subsidiaries. Under the Tax Cuts and Jobs Act, we incurred a prior year charge associated with the deemed repatriation of foreign earnings. These funds are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations.

•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $597 million to $472 million for the nine months ended September 30, 2024 compared to net cash provided by operating activities of $1.1 billion for the same period in 2023, primarily due to:
•unfavorable trade working capital of $505 million, primarily due to inventory increases compared to prior year reductions; the timing of collections of trade receivables and settlement of trade payables during the nine months ended September 30, 2024; and
•a decrease in Net earnings, excluding the non-cash impacts of the gain of $508 million recognized on the formation of the Nutrinova joint venture during the nine months ended September 30, 2023 (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information) and deferred income taxes of $294 million.
•Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $376 million to $342 million for the nine months ended September 30, 2024 compared to net cash provided by investing activities of $34 million for the same period in 2023, primarily due to:
•a cash inflow of $461 million recognized during the nine months ended September 30, 2023 related to the formation of the Nutrinova joint venture (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information), which did not recur in the current year;
partially offset by:
•a decrease of $110 million in capital expenditures during the nine months ended September 30, 2024.
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities decreased $92 million to $1.1 billion for the nine months ended September 30, 2024 compared to net cash used in financing activities of $1.2 billion for the same period in 2023, primarily due to:
•a decrease in payments on long-term debt, primarily due to our cash tender offer of $2.25 billion completed in August 2023, payment in full of delayed-draw term loans of $750 million and repayment at maturity of the 1.125% senior unsecured notes during the nine months ended September 30, 2023, that did not recur in the current year, partially offset by repayments at maturity of the 5.900% and 3.500% senior unsecured notes during the nine months ended September 30, 2024; and
•a decrease in net payments on short-term debt, primarily driven by a payment of $500 million on our March 2022 U.S. Term Loan Credit Agreement (defined below) during the nine months ended September 30, 2023, which did not recur in the current year and an increase in net proceeds on our revolving credit facilities of $46 million;
partially offset by:
•a decrease in proceeds of long-term debt, primarily due to the issuance of certain senior unsecured notes of $3.0 billion during the nine months ended September 30, 2023, that did not recur in the current year partially offset by current year borrowings on working capital loan facilities in China; and
•an increase in net payments on our China Working Capital Term Loan Agreement (defined below).
Debt and Other Obligations
•Senior Credit Facilities
In March 2022, we entered into a term loan credit agreement (as amended to date, the "March 2022 U.S. Term Loan Credit Agreement"), pursuant to which lenders provided a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion (the "5-year Term Loans").

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
On November 1, 2024, February 16, 2024 and February 21, 2023, we amended certain covenants in the U.S. Credit Agreements, including financial ratio maintenance covenants.
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
Also in January 2023, CSIT entered into a senior unsecured working capital loan contract for CNY800 million (the "China Working Capital Term Loan Agreement"), payable 12 months from withdrawal date and bearing interest at 0.5% less than certain interbank rates. The loan under the China Working Capital Term Loan Agreement was fully drawn in January 2023 and was fully repaid during the three months ended March 31, 2024.
In December 2023, Celanese (Nanjing) Chemical Co., Ltd. ("CNC") entered into a senior unsecured working capital loan agreement for CNY800 million, payable on December 25, 2026 and bearing interest at 2.8% (the "CNC Working Capital Loan Agreement"). The loan under the CNC Working Capital Loan Agreement was fully drawn during the three months ended March 31, 2024.
On June 28, 2024, CNC entered into a senior unsecured working capital loan agreement for CNY800 million, payable in installments until June 28, 2027 and bearing interest at 2.75% (the "CNC Three Year Working Capital Loan Agreement," together with the China Revolving Credit Agreement, the China Working Capital Term Loan Agreement and the CNC Working Capital Loan Agreement, the "China Credit Agreements," and the China Credit Agreements together with the U.S. Credit Agreements, the "Global Credit Agreements"). The CNC Three Year Working Capital Loan Agreement was partially drawn during the three months ended September 30, 2024. We expect the China Credit Agreements will continue to facilitate our efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of our U.S. debt to China at a lower average interest rate.
On November 1, 2024, we entered into a senior unsecured term loan credit agreement (the "November 2024 U.S. Term Loan Credit Agreement"), pursuant to which the lenders provided a delayed-draw term loan due 364 days from the date of borrowing in an amount up to $1.0 billion. Amounts outstanding under the November 2024 U.S. Term Loan Credit Agreement will accrue interest at a rate equal to the Secured Overnight Financing Rate with an interest period of one or three months ("Term SOFR") plus a margin of 1.300% to 2.250% per annum, or the base rate plus a margin of 0.300% to 1.250%, in each case, based on our senior unsecured debt rating, subject to further changes based on such ratings. The commitments under the November 2024 U.S. Term Loan Credit Agreement will terminate by March 15, 2025. The loan under the November 2024 U.S. Term Loan Credit Agreement was not drawn prior to issuance date of this Form 10-Q.
There have been no material changes to our debt or other obligations described in our 2023 Form 10-K other than those disclosed above and in Note 7 - Debt in the accompanying unaudited interim consolidated financial statements.

•Accounts Receivable Purchasing Facility
In June 2023, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $1.2 billion and $1.4 billion of accounts receivable under this agreement for the nine months ended September 30, 2024 and year ended December 31, 2023, respectively, and collected $1.1 billion and $1.3 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $155 million were pledged by the SPE as collateral to the Purchasers as of September 30, 2024.
•Factoring and Discounting Agreements
We have factoring agreements in Europe, Singapore and China with financial institutions. We de-recognized $508 million and $423 million of accounts receivable under these factoring agreements for the nine months ended September 30, 2024 and year ended December 31, 2023, respectively, and collected $481 million and $407 million of accounts receivable sold under these factoring agreements during the same periods.
We have master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts, classified as accounts receivable. We received $83 million and $45 million from the accounts receivable transferred under the Master Discounting Agreements as of September 30, 2024 and December 31, 2023, respectively.
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
We are in compliance with the covenants in our material financing arrangements as of September 30, 2024.
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

Nine Months Ended September 30, 2024
(In $ millions)
(unaudited)
Net sales to third parties	1,388
Net sales to non-guarantor subsidiaries	854
Total net sales	2,242
Gross profit	421
Earnings (loss) from continuing operations	(498)
Net earnings (loss)	(501)
Net earnings (loss) attributable to the Obligor Group	(501)

	As of September 30, 2024	As of December 31, 2023
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	558	787
Other current assets	2,064	2,245
Total current assets	2,622	3,032
Goodwill	536	536
Other noncurrent assets	3,195	3,289
Total noncurrent assets	3,731	3,825
Current liabilities due to non-guarantor subsidiaries	4,302	2,993
Current liabilities due to affiliates	9	6
Other current liabilities	2,276	1,940
Total current liabilities	6,587	4,939
Noncurrent liabilities due to non-guarantor subsidiaries	3,338	3,365
Other noncurrent liabilities	11,710	13,007
Total noncurrent liabilities	15,048	16,372
Share Capital
On October 17, 2024, we declared a quarterly cash dividend of $0.70 per share on our Common Stock amounting to $76 million. The cash dividend will be paid on November 13, 2024 to holders of record as of October 30, 2024. As disclosed above, on November 4, 2024, we announced our intent to reduce our quarterly dividend by approximately 95 percent beginning in the first quarter of 2025.
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
Tax Return Audits
Our tax returns have been under joint audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). The Company and the Authorities were unable to reach an agreement jointly and therefore the audits continued on a separate jurisdictional basis. In the fourth quarter of 2022, we concluded settlement discussions with the Dutch tax authority. In the third quarter of 2024, we concluded settlement discussions with the German tax authority related to the German transfer pricing audit. In addition, our income tax returns in Mexico are under audit for the year 2018, in Canada for the years 2016 through 2022, and in the United States for the years 2016 through 2020. In August 2023, we negotiated a partial settlement with the Mexico tax authority for its audit for the year 2018. The partial settlement did not have a material impact on income tax expense in the consolidated statements of operations for the year ended December 31, 2023. In September 2023, the Canadian tax authority opened tax audits for the years 2019 through 2022, and the audits are in the preliminary stages. The audit in the United States for the years 2016 through 2020 is in the data gathering phase.
As of September 30, 2024, we believe that an adequate provision for income taxes has been made for all open tax years related to the examinations by governmental authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the government authorities are resolved in a manner inconsistent with our expectations or we are unsuccessful in defending our positions, we could be required to adjust our provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Environment
During the third quarter of 2024, we experienced challenging demand conditions across several end-markets, including rapid and acute downturns in the Western Hemisphere automotive and industrial end-markets, impacting our Engineering Materials segment, as well as persistent demand weakness in paints, coatings, and construction, impacting our Acetyl Chain segment. Demand conditions and incremental industry production capacity resulted in elevated industry competitive dynamics and continuing pricing pressure across end-markets. While the macroeconomic challenges we are facing are not unique to Celanese, we remain committed to identifying and implementing actions to improve long-term growth and value creation.
We expect demand conditions to temporarily worsen in the fourth quarter of 2024, as automotive and industrial end-markets react to recent dynamics by destocking, which we expect to be largely contained to the fourth quarter of 2024. We will also continue to closely monitor the impact of, and responses to, geopolitical effects on demand conditions and the supply chain.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2024, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any Common Stock during the three months ended September 30, 2024. As of September 30, 2024, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008, with approximately $1.1 billion value of shares remaining that may be purchased under the program. See Note 10 - Shareholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(c) Trading Plans
During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans or "non-Rule 10b5-1 trading arrangements" as defined in Item 408 of Regulation S-K.

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

10.1
Term Loan Credit Agreement, dated as of November 1, 2024, by and among Celanese Corporation, Celanese US Holdings LLC, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 4, 2024).

10.2
Third Amendment to Credit Agreement, dated as of November 1, 2024, by and among Celanese Corporation, Celanese US Holdings LLC, Celanese Europe B.V., the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Credit Agreement dated as of March 18, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 4, 2024).

10.3
Fourth Amendment to Credit Agreement, dated as of November 1, 2024, by and among Celanese Corporation, Celanese US Holdings LLC, the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Term Loan Credit Agreement dated as of March 18, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 4, 2024).

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL.

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

CELANESE CORPORATION

By:	/s/ LORI J. RYERKERK
Lori J. Ryerkerk
Chair of the Board of Directors,
Chief Executive Officer and President

	Date:	November 12, 2024

By:	/s/ CHUCK B. KYRISH
Chuck B. Kyrish
Senior Vice President and
Chief Financial Officer

	Date:	November 12, 2024