Form 10-K
period 2024-12-31
Celanese Corp
filed 2025-02-21
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2024
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
Large accelerated Filer   ☑ Accelerated filer   ☐ Non-accelerated filer   ☐ Smaller reporting company   ☐ Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2024 (the last business day of the registrants' most recently completed second fiscal quarter) was $14,686,088,441.
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of February 17, 2025 was 109,332,326.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Definitive Proxy Statement relating to the 2025 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

CELANESE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2024

Special Note Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K ("Annual Report") or in other materials we have filed or will file with the Securities and Exchange Commission ("SEC"), and incorporated herein by reference, are forward-looking in nature as defined in Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "plan," "may," "can," "could," "might," "will" and similar expressions identify forward-looking statements, including statements that relate to such matters as planned and expected capacity increases and utilization rates; anticipated capital spending; environmental matters; legal proceedings; sources of raw materials and exposure to, and effects of hedging of raw material and energy costs and foreign currencies; interest rate fluctuations; global and regional economic, political, business and regulatory conditions; expectations, strategies, and plans for individual assets and products, business segments, as well as for the whole Company; cash requirements and uses of available cash; financing plans; deleveraging efforts; future revenues and financial performance; pension expenses and funding; dividend policy; anticipated restructuring, divestiture, and consolidation activities; planned construction or operation of facilities; cost reduction and control efforts and targets and integration and expected synergies of acquired businesses.
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
Overview
We are a global chemical and specialty materials company. We are a global producer of high performance engineered polymers that are used in a variety of high-value applications, as well as one of the world's largest producers of acetyl products, which are intermediate chemicals for nearly all major industries. As a recognized innovator in the chemicals industry, we engineer and manufacture a wide variety of products essential to everyday living. Our broad product portfolio serves a diverse set of end-use applications including automotive, chemical additives, construction, consumer and industrial adhesives, medical, consumer electronics, energy storage, filtration, paints and coatings, paper and packaging, industrial applications and textiles. Our products enjoy leading global positions due to our differentiated business models, large global production capacity, operating efficiencies, proprietary technology and competitive cost structures.
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
Headquartered in Irving, Texas, our operations are primarily located in North America, Europe and Asia and consist of 56 global production facilities and an additional 20 strategic affiliate production facilities. As of December 31, 2024, we employed 12,163 people worldwide.
Business Segment Overview
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
•Nylon compounds or formulations
•High temperature nylons ("HTN")
•Polyoxymethylene ("POM")
•Polyethylene terephthalate ("PET")
•Polybutylene terephthalate ("PBT")
•Ultra-high molecular weight polyethylene ("UHMW-PE")
•Long-chain polyamides ("LCPA")
•Long-fiber reinforced thermoplastics ("LFRT")
•Liquid crystal polymers ("LCP")
•Thermoplastic elastomers ("TPE")
•Thermoplastic vulcanizates ("TPV")
•Polypropylene compounds or formulations
•Polyphenylene sulfide ("PPS")
•Ethylene vinyl acetate ("EVA") pharmaceutical grade copolymers
•Ethylene acrylic elastomers ("EAE")
•Automotive •Medical •Industrial •Energy storage •Consumer electronics •Appliances •Construction •Filtration equipment •Telecommunications •Beverages •Electrical •Consumer apparel
•Anhui Jinhe Industrial Co., Ltd.
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
Our broad marketplace presence reflects our deep understanding of global and customer trends, including the growing global demand for more sophisticated vehicles, evolving environmental considerations, increased global connectivity, and improved health and wellness. These global trends drive a range of needed customer solutions, such as vehicle lightweighting, precise components, aesthetics and appearance, low emissions, heat resistance and low-friction for medical applications, that we are uniquely positioned to address with our materials portfolio. In addition, the opportunity pipeline process identifies a number of emerging trends early, enabling faster growth.
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
Our differentiated capabilities are highlighted in our intimate and unique customer engagement which allows us to work across the entirety of our customers' value chain. For example, in the automotive industry we work with original equipment manufacturers as well as system and tier suppliers and injection molders in numerous areas, including polymer formulation and functionality, part and structural design, mold design, color development, part testing and part processing. This broad access allows us to create a demand pull for our solutions. This business segment also includes 17 strategic affiliates that complement our global reach, improve our ability to capture growth opportunities in emerging economies.
In November 2022, we acquired a majority of the Mobility & Materials business (the "M&M Business") of DuPont de Nemours, Inc. ("DuPont") pursuant to a definitive transaction agreement entered into in February 2022 by us, DuPont and an affiliate of DuPont (the "M&M Acquisition"). The M&M Acquisition was completed for a purchase price of $11.0 billion, subject to transaction adjustments. The M&M Business is a global producer of engineering thermoplastics and elastomers serving a variety of end-uses including automotive, electrical and electronics, consumer goods and industrial applications. The acquired M&M Business product portfolio includes numerous specialty materials with global leadership positions in nylons, specialty nylons polyesters and elastomers. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
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
•Key Products
Nylon. Our nylon products include Celanyl® (PA 6, PA 6.6), FRIANYL® (flame retardant PA 6, PA 66, PPA compounds), ECOMID® (recycled polyamide), Zytel® (PA, PA 6, PA 66, PA 610, PA 612), Zytel® HTN (PPA) and Zytel® LCPA and are used in automotive, appliances, electrical, medical, industrial and consumer applications due to their mechanical properties, dimensional stability, high impact resistance, resistance to organic solvents, high wear and fatigue resistance even at high temperatures, and easy processing and molding.
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
We continue to innovate and broaden the portfolio of Celcon® and Hostaform® in order to support the industry needs for higher performing polyacetal. We have expanded our portfolio to include products with higher impact resistance and stiffness, low emissions, improved wear resistance and enhanced appearance such as laser marking and metallic effects. Our sustainable polyacetal, POM ECO-B, allows customers to realize reduction in carbon dioxide emissions in their end-use products and advance toward their renewable content goals.

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
Polyesters. Our products include a series of thermoplastic polyesters including Celanex® PBT, Crastin® PBT and Thermx® PCT (polycyclohexylene-dimethylene terephthalate), as well as Rynite® PET, a polyester resin. These products are used in a wide variety of automotive, electrical, medical, industrial and consumer applications, including ignition system parts, radiator grilles, electrical switches, medical devices, insulation, photovoltaic panels, critical energy components, appliance and sensor housings, light emitting diodes and technical fibers.
UHMW-PE. GUR®, our UHMW-PE trademark, is a highly engineered thermoplastic designed for a variety of industrial, consumer and medical applications. Primary applications for the material include lead acid battery separators, heavy machine components, lithium ion separator membranes, and noise and vibration dampening tapes. Several specialty grades are also produced for applications in high performance filtration equipment, ballistic fibers, thermoplastic and elastomeric additives, as well as medical implants.
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
•Food and beverage
•Consumer goods
•Food packaging

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
Our emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. Our emulsion polymers products are sold under globally and regionally recognized brands including EcoVAE®, Mowilith®, Vinamul®, Celvolit®, Dur-O-Set®, Avicor®, Flexbond® and Resyn®.
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
Acetic acid and VAM leverage global supply and demand fundamentals. The principal raw materials in these products are carbon monoxide, methanol and ethylene. We generally purchase carbon monoxide under long-term contracts. We generally purchase methanol and ethylene under both annual and multi-year contracts. Methanol and ethylene are commodity products and generally available from a wide variety of sources, while carbon monoxide is typically purpose-made in close proximity.
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
In December 2023, we began carbon capture and utilization ("CCU") operations at our Clear Lake site as part of our Fairway joint venture. The unit is capable of capturing CO2 industrial emissions and producing low-carbon methanol which would help our global customers meet the growing demand for more sustainable and circular solutions. The products will be launched under the ECO-CC name and be supported through third-party mass balance tracking and life cycle assessment processes.
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
Strategic Affiliates
Our strategic affiliates represent an important component of our strategy. During 2022, we acquired interests in several global strategic affiliates as part of the M&M Acquisition, described further below. In September 2023, we formed a food ingredients joint venture with Mitsui under the name Nutrinova, also described below.
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
Our strategic affiliates contribute substantial earnings and cash flows to us. During the year ended December 31, 2024, our equity method strategic affiliates generated combined sales of $2.2 billion, resulting in our recording $149 million of equity in net earnings of affiliates and $130 million of dividends.

Our strategic affiliates as of December 31, 2024 are as follows:

	Location of Headquarters	Ownership	Partner(s)	Year Entered
Equity Investments
Engineered Materials
National Methanol Company	Saudi Arabia	25%	Saudi Basic Industries Corporation (50%); Duke Energy Arabian Ltd. (25%)	1981
Nutrinova Netherlands B.V.	Netherlands	30%	Mitsui & Co., Ltd. (70%)	2023
Korea Engineering Plastics Co., Ltd.	South Korea	50%	Mitsubishi Gas Chemical Company, Inc. (40%); Mitsubishi Corporation (10%)	1999
Fortron Industries, LLC	U.S.	50%	Kureha America Inc. (50%)	1992
Toray Celanese Co., Ltd.	Japan	50%	Toray (50%)	2022
DuBay Polymer GmbH	Germany	50%	Lanxess AG (50%)	2022
Mylar Specialty Films UK Limited	United Kingdom	50%	Teijin Limited (50%)	2022
Mylar Specialty Films Netherlands B.V.	Netherlands	50%	Teijin Limited (50%)	2022
Mylar Specialty Films Luxembourg S.A.	Luxembourg	50%	Teijin Limited (50%)	2022
Mylar Specialty Films U.S. Limited Partnership	U.S.	50%	Teijin Limited (50%)	2022
Mylar Specialty Films Incorporated	U.S.	50%	Teijin Limited (50%)	2022
Consolidated Investments
Engineered Materials
Mylar Specialty Films China Limited	China	51%	Teijin Limited (49%)	2022
DuPont Teijin Hongji Films Ningbo Co. Ltd.	China	26%	Teijin Limited (73.99%)	2022
Mylar Hongji Films Foshan Co., Ltd.	China	26%	Teijin Limited (73.99%)	2022
Celanese Filaments-Americas, LLC	U.S.	70%	Xingda (30%)	2022
Celanese Filaments-Europe B.V.	Netherlands	70%	Xingda (30%)	2022
Celanese Xingda Filaments Co., Ltd.	China	70%	Xingda (30%)	2022
Acetyl Chain
Fairway Methanol LLC	U.S.	50%	Mitsui & Co., Ltd. (50%)	2014
Equity Investments Without Readily Determinable Fair Value
Acetyl Chain
Kunming Cellulose Fibers Company, Limited	China	30%	China National Tobacco Corporation (70%)	1993
Nantong Cellulose Fibers Company, Limited	China	31%	China National Tobacco Corporation (69%)	1986
Zhuhai Cellulose Fibers Company, Limited	China	30%	China National Tobacco Corporation (70%)	1993
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
Mylar Specialty Films. Mylar Specialty Films is a global producer of PET polyester films, which are used in a wide variety of end markets such as consumer, industrial, healthcare and electronics. Mylar® and Melinex® brand films, known for their wide range of performance capabilities, are used in a variety of applications.
Celanese Filaments. Celanese Filaments is a joint venture with Xingda for the production and sale of nylon and PBT-based filament products used in the personal care, construction and industrial end-markets.
Acetyl Chain strategic ventures. Our Acetyl Chain ventures generally fund their operations using operating cash flow and pay dividends based on each ventures' performance in the preceding year. In 2024, 2023 and 2022, we received cash dividends of $127 million, $125 million and $132 million, respectively.
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

As of December 31, 2024
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
We expect to incur approximately $20 million to $50 million in capital expenditures for environmental control measures in each of 2025 and 2026.
Climate Change
Climate change is a challenging issue. The nature of our operations is energy and fossil fuel intensive. We have therefore invested in capital projects to increase energy efficiency, improve reliability, recover and reuse waste heat, and increase our purchase of renewable energy as well as more sustainable raw materials. These include a combined heat and power unit at our Lanaken, Belgium facility, a waste-to-energy system in Nanjing, China, using solar energy at our Clear Lake, Texas facility designed for use by us and our onsite industrial partners, and a carbon dioxide capture and conversion to methanol project at our Clear Lake, Texas facility.
We are focused on developing products to help our customers meet their sustainability goals. Examples include products for improving the sustainability of building and construction materials, adhesives, fiber coatings, flexible packaging, stretch fabrics, vehicle lightweighting and powering electric vehicles. We are also focused on making our own products from more sustainable sources, including increasing our product offerings using bio-mass balanced, carbon capture and utilization, and recycled feedstocks. We believe these capabilities, together with trends such as the automobile industry's commitment towards improved energy efficiency and clean energy, present market opportunities for us.
With the fourth quarter 2024 publication of our 2023-2024 Sustainability Report, we have reported updated gross Scope 1 and Scope 2 greenhouse gas ("GHG") emissions for 2021, 2022, and 2023 using The Greenhouse Gas Protocol, A Corporate Accounting and Reporting Standard, as a guide. These emissions figures now include M&M facility manufacturing data. Updated 2024 emissions figures were not available at the time of this Form 10-K filing. We have announced a Scope 1 and 2 GHG emissions reduction target described in our 2023-2024 Sustainability Report, integrated the M&M Business into our GHG measurement and reporting process, obtained limited external assurance on our 2021-2023 environmental metrics, and are working to better understand where we can further reduce our GHG emissions sources.
For information on the risks we face related to climate change and other sustainability matters as well as, potential legislative and regulatory developments in this area that may increase our operating costs, potentially significantly, please see the risk factors in Item 1A. Risk Factors titled "We are subject to financial, regulatory, physical and transition risks associated with climate change or other sustainability matters as well as potential legislation, regulation and international accords to address climate change and other sustainability matters," "Changes in environmental, health and safety regulations in the jurisdictions where we manufacture or sell our products could lead to a decrease in demand for or significant restrictions on use and/or production of our products and raw materials" and "Our aspirations, goals, and initiatives related to sustainability, and our public statements and disclosures regarding them, expose us to risks." Climate-related regulatory risks are assessed as a part of our Enterprise Risk Management process. However, due to the level of uncertainty regarding what legislative or regulatory requirements may be enacted, it is not possible for us to estimate the impact of climate-related developments on our results of operations or financial condition.
Human Capital Resources
Workforce Composition
Our business is operated by a global workforce, with employees in the following key geographies:

Employees as of December 31, 2024
North America
U.S.	4,085
Other North America	863
Total	4,948
Europe
Germany	1,736
Other Europe	2,469
Total	4,205
Asia
China	1,831
Other Asia	1,058
Total	2,889
Rest of World	121
Total	12,163
We believe that providing a workplace that promotes mutual respect and equal opportunity for all employees is critical to our success and to driving innovation and growth. To that end, we continue to make progress in our efforts to promote inclusion and equal opportunity in our Company. As part of this, we invest in initiatives in order to enhance our visibility to a broad pipeline of talent and broaden our candidate pool.
As of December 31, 2024:
•globally, women represent approximately 33% of our senior leadership team and 26% of our overall workforce; and
•in the U.S., people of color represent approximately 11% of our senior leadership team and 28% of our overall workforce.
The following shows our attrition rate for the year ended December 31, 2024:

Attrition Rate
Employee Category
Global employees	9.1%
Women (globally)	9.3%
People of Color (U.S.)	10.8%
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
For the year ended December 31, 2024, we had a TRIR of 0.15 and an LTIR of 0.02. These rates continue to reflect world class safety performance as compared to our industry peers. We remain committed to the value we have established for safety.
Rounding out our Stewardship performance in 2024, we had 12 Tier 1 and Tier 2 process safety incidents and 5 environmental incidents. Any other loss of primary containment incidents, challenges to pressure relief systems, safety instrumented systems and safe operating limits are tracked as Tier 3 leading indicators. Our expanded tracking of leading indicator events helps identify potential emerging deficiencies that enables us to take continuous improvement actions. For example, we concentrated heavily on improving our hazard identification and risk assessment and migration systems, which included expanding these concepts beyond process safety. We are also working to strengthen and fully integrate our stewardship management systems and developing new ways to establish and maintain an effective stewardship culture in a changing and evolving world around us so that all members of our workforce understand and act on their responsibilities seriously, leaders lead, and the entire workforce is fully involved and engaged. We continue to strive to create a workplace where every worker can return home safely every day.
Talent Development
We are committed to fostering an engaging and inclusive workplace with opportunities for collaboration, development and leadership. Our Talent Management strategies provide a consistent and efficient approach to how we acquire talent, manage performance, develop bench strength, support development and help employees reach their fullest potential.
We have a structured approach to reviewing talent with management, as well as with the Board of Directors. This includes discussions of employee development, executive succession, talent pipelines and workforce planning requirements. We regularly report to the Board of Directors on talent management strategies across functional areas, and annually review executive succession with the Board of Directors.
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

Item 1A.  Risk Factors
The following risks could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock or outstanding senior notes could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Additionally, some of the factors, events, and contingencies discussed below may have occurred in the past, and the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, but are provided because future occurrences of such factors, events, or contingencies could have a material adverse effect. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Form 10-K, including in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and notes thereto.
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
Our operations are also subject to global political conditions, which may be subject to heightened uncertainty as a result of changes in governmental administration in the jurisdictions in which we operate and elsewhere. For example, any future withdrawal or renegotiation of trade agreements, or the failure to reach agreement over trade agreements, or the imposition of new or increased tariffs, including, but not limited to, anti-dumping and countervailing duties, on our products or raw materials, or the more aggressive prosecution of trade disputes with countries like China, may increase costs or reduce profitability, or adversely affect our ability to operate our business and execute our growth strategy. In addition, it may be more difficult for us to enforce agreements, collect receivables, receive dividends and repatriate earnings through foreign legal systems. In certain foreign jurisdictions our operations are subject to nationalization and expropriation risk and some of our contractual relationships within these jurisdictions are subject to cancellation without full compensation for loss. Furthermore, in certain cases where we benefit from local government subsidies or other undertakings, such benefits are subject to the solvency of local government entities and are subject to termination without meaningful recourse or remedies.
We have invested significant resources in China and other Asian countries. This region's growth may continue to slow, or trade flows could be negatively impacted, and we may fail to realize the anticipated benefits associated with our investment there and, consequently, our financial results may be adversely impacted.
In addition, we have significant operations and financial relationships based in Europe. Historically, sales originating in Europe have accounted for approximately one-third of our net sales annually, and accounted for approximately 31% of our Net sales in 2024. Adverse conditions in the European economy are expected to continue to negatively impact our overall financial results and liquidity due to reduced economic growth, trade disruptions, decreased end-use customer demand or other factors.
We are subject to risks associated with the volatility in the prices and availability of key raw materials and energy, which could have a significant adverse effect on the margins of our products and our financial results.
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
The prices and availability of many of these items are dependent on supply and logistics considerations. Prices can increase significantly as a result of uncertainties associated with inflationary pressures, transportation or logistics disruptions, weather, natural disasters, epidemics, pandemics, the effects of climate change or political instability, plant or production disruptions, war or conflicts, strikes or other labor unrest, breakdown or degradation of transportation infrastructure used in the delivery of raw materials and energy commodities, terrorist activities, civil unrest, or changes in laws, regulations, or tariffs in any of the countries in which we have significant suppliers. In particular, to the extent of our vertical integration in the production of chemicals, shortages in the availability of raw material chemicals, such as natural gas, ethylene and methanol or the loss of our dedicated supplies of carbon monoxide, may have an increased adverse impact on us as it can cause a shortage in intermediate and finished products. Such shortages would adversely impact our ability to produce certain products and increase our costs resulting in reduced margins and adverse impacts to our financial results.
Like many companies, we have experienced significant supply disruptions and increased costs of inputs. These trends have impacted, and may in the future impact, our operating costs. We have previously undertaken efforts to offset these costs through pricing actions, alternative supply arrangements, and hedging strategies, however, these have not eliminated all exposure to inflationary pressure. We cannot always successfully pass increased costs to customers, and even where we are successful, increased prices have led to and could lead to reduced demand for our products or could result in competitive disadvantages.
Although we generally have long-term supply agreements, multi-year purchasing and sales agreements and forward purchase contracts providing for the supply of ethylene, methanol, carbon monoxide, wood pulp, hexamethylene diamine, PA66, PBT, ethanol, natural gas, fuel oil, and electricity, the contractual prices for these raw materials and energy can vary with economic conditions and may be highly volatile. In addition to the factors noted above that may impact supply or price, factors that have caused volatility in our raw material prices in the past and which may do so in the future include:
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
A disruption in production at one or more of our manufacturing facilities, or our suppliers, could have a material adverse effect on our business. Disruptions or interruptions of operations could occur for many reasons, including fire, natural disasters, severe weather, unplanned maintenance or other manufacturing problems, public health crises, disease, geopolitical events, strikes or other labor unrest, transportation interruption, government regulation, political unrest or terrorism, accidents, interruptions in sources of raw materials, cybersecurity incidents, the direct or indirect consequences of acts of war or conflict (such as the Russia-Ukraine conflict or conflicts in the Middle East), or other unforeseen events or delays in construction or operation of facilities. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance.
We have experienced disruptions of the type described above in recent years. For example, in 2024, concurrent outages by two of our suppliers of critical raw materials for production of acetic acid and subsequent production of VAM at our U.S. gulf coast sites led to the declaration of force majeure for these products sold in the Western Hemisphere. Additionally, we proactively and temporarily shut down one or more of our Texas production facilities during Winter Storm Uri in February 2021 and Hurricane Laura in August 2020, each of which instances resulted in lost sales and impacted our financial results for the relevant quarter.
If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our customers' needs, which could cause them to seek other suppliers. In particular, production disruptions at our manufacturing facilities that produce chemicals used as inputs in the production of chemicals in other business segments, such as acetic acid, VAM and formaldehyde, had in the past and could have a more significant adverse effect on our business and financial performance and results of operations to the extent of such vertical integration. Furthermore, to the extent a production disruption occurs at a manufacturing facility that has been operating at or near full capacity, the resulting shortage of our product could be particularly harmful because production at such manufacturing facility may not be able to reach levels achieved prior to the disruption.
We may experience difficulties or delays achieving the intended benefits from acquiring the M&M Business.
In November 2022, we completed the acquisition of the M&M Business of DuPont. Since closing, we have actively worked, and continue to actively work, to integrate the M&M Business and its systems into our own and improve the performance of the M&M Business. The benefits of the M&M Acquisition, including the anticipated financial benefits and the synergies and growth opportunities, may not be realized as expected or may not be achieved within the anticipated timeframe, or at all. Since closing we have also worked, and continue to actively work, to integrate the M&M Business and its systems into our own. For example, in February 2024 we incorporated the M&M Business into the new enterprise resource planning ("ERP") system used by the Company. As we work to further integrate technology, information and ERP systems, financial reporting and commercial activities, it is possible that we may encounter unanticipated delays, costs or inefficiencies in connection with our continuing efforts to integrate the M&M Business.
If the potential financial and other benefits and synergies of the M&M Business going forward do not materialize in the amounts or on the timing we expect, or if we are not as successful as we plan at aligning our and the M&M Business's practices and operations, then our business, financial performance and operating results could be adversely affected.
Failure to develop new products and production technologies, or to implement productivity and cost reduction initiatives successfully, may harm our competitive position.
Our operating results depend significantly on the development of commercially viable new products, product grades and applications, as well as improving process technologies. If we are unsuccessful in developing new products, applications and improved production processes in the future, including failing to leverage our opportunity pipeline in our Engineered Materials segment, our competitive position and operating results may be negatively affected. However, as we invest in new technology, we face the risk of unanticipated operational or commercialization difficulties, including an inability to obtain necessary permits or governmental approvals, the development of competing technologies, failure of facilities or processes to operate in accordance with specifications or expectations, construction delays, cost overruns, the unavailability of financing, required materials or equipment and various other factors. Likewise, we have undertaken and are continuing to undertake initiatives in all of our business segments to improve productivity and performance and to generate cost savings. These initiatives, which may be limited or offset by, among other things, contractual obligations, may not be completed or beneficial or the estimated cost savings from such activities may not be realized.
We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications.
Our products provide important performance attributes to our customers' products. If one of our products fails to perform in a manner consistent with applicable quality specifications, a customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as specified. A successful claim or series of claims against us could have a material adverse effect on our reputation, financial condition and results of operations and could result in a loss of one or more key customers.
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
We rely on our patents, trademarks, copyrights, know-how and trade secrets, and patents and other technology licensed from third parties, to protect our investment in research and development and our competitive commercial positions in manufacturing and marketing our products. We have adopted internal policies and practices for protecting our know-how and trade secrets. In addition, our practice is to seek patent or trade secret protection for significant developments that provide us competitive advantages and freedom to practice for our businesses. Patents may cover catalysts, processes, products, intermediate products and product uses. These patents are usually filed in strategic countries throughout the world and provide varying periods and scopes of protection based on the filing date and the type of patent application. The legal life and scope of protection provided by a patent may vary among those countries in which we seek protection. As patents expire, the catalysts, processes, products, intermediate products and product uses described and claimed in those patents generally may become available for use by the public subject to our continued protection for associated know-how and trade secrets. We also monitor intellectual property of others, especially patents that could impact our rights to commercially implement research and development, our rights to manufacture and market our products, and our rights to use know-how and trade secrets. We will not intentionally infringe upon the valid intellectual property rights of others, and we will continue to assess and take actions as necessary to protect our positions. We also seek to register trademarks as a means of protecting the brand names of our products, which brand names become more important once the corresponding product or process patents have expired. We operate in regions of the world where intellectual property protection may be limited and difficult to enforce and our continued growth strategy may result in us seeking intellectual property protection in additional regions with similar challenges. We also monitor the trademarks of others and take action when our trademark rights are being infringed upon. If we are not successful in protecting or maintaining our patent, license, trademark or other intellectual property rights, or protecting our rights to commercially make, market and sell our products, our net sales, results of operations and cash flows may be adversely affected.
We have recognized goodwill and indefinite-lived intangible asset impairment losses and may be required to recognize goodwill and indefinite-lived intangible asset impairment losses in the future.
At December 31, 2024, the Company has $5.4 billion of goodwill and $1.5 billion of indefinite-lived intangible assets recorded on its balance sheet. We test goodwill and indefinite-lived intangibles for impairment at least annually and more frequently if the Company believes indicators of impairment exist. The valuation models used to determine the fair value of goodwill or indefinite-lived intangible assets are dependent upon various assumptions and reflect management's best estimates.
The goodwill and indefinite-lived intangible asset impairment analyses are sensitive to changes in key assumptions used, such as discount rate, revenue growth rate, tax rate, cash flow projections and terminal value rate. Such key assumptions may be adversely impacted by significant negative industry or economic trends and forecasts, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant change or planned changes in use of our assets, changes in the structure of our business, divestitures, or market capitalization declines. Changes in market conditions or key assumptions made in future quantitative tests could negatively impact the results of future impairment testing for any of the Company's reporting units and could result in the recognition of an impairment charge. Because of the significance of our goodwill and indefinite-lived intangible assets, any future impairment of these assets could require material noncash impairment losses, which also could be material to our statements of operations.
During the three months ended December 31, 2024, we recognized a non-cash goodwill impairment loss of $1.5 billion in our Engineered Materials segment. Additionally, we recognized aggregate non-cash impairment losses of $117 million for the year ended December 31, 2024 related to certain trade names, primarily Zytel®, included in the Engineered Materials segment. See Note 9 - Goodwill and Intangible Assets, Net in the accompanying consolidated financial statements for further information.
There can be no assurance that future events or conditions may not result in additional impairments in our engineered materials reporting unit or impairment to any of our other reporting units' goodwill or to any of our indefinite-lived intangible or long-lived assets.
Our business is exposed to risks associated with the creditworthiness of our suppliers, customers and business partners and the industries in which our suppliers, customers and business partners participate are cyclical in nature, both of which may adversely affect our business and results of operations.
Our business is exposed to risks associated with the creditworthiness of our key suppliers, customers and business partners and reductions in demand for our customers' products. These risks include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, delays in or interruptions of the supply of raw materials we purchase and bankruptcy of customers, suppliers or other creditors. Furthermore, some of the industries in which our end-use customers participate, such as the automotive, electrical, construction and textile industries, are highly competitive, to a large extent driven by end-use applications, and may experience overcapacity, all of which may affect demand for and the pricing of our products. In addition, many of these industries are highly cyclical in nature, thus posing risks to us that vary throughout the year, including, but not limited to, accurately forecasting demand and other trends affecting our ability to accurately forecast revenues and operating results, and vary according to macroeconomic factors. The occurrence of any of these events may adversely affect our cash flow, profitability and financial condition.
We may incur significant charges in the event we close or divest all or part of a manufacturing plant or facility and engage in other divestitures that introduce significant risks and uncertainties.
We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close or divest all or part of a manufacturing plant or facility. We also have shared services agreements at several of our plants and if such agreements are terminated or revised, we would assess and potentially adjust our manufacturing operations. The closure of our facility in Mechelen, Belgium, resulted in charges during fiscal 2024 and is expected to result in charges through fiscal 2028. The closure or divestiture of all or part of a manufacturing plant or facility could result in future charges that could be significant. Additionally, as part of our deleveraging efforts, we may engage in opportunistic dispositions or monetization of product or business lines or other assets. Divestitures involve significant risks and uncertainties that could adversely affect our business, results of operations and financial condition. These include, among others, the inability to find potential buyers on favorable terms, disruption to our business and/or diversion of management attention from other business concerns, loss of key employees, renegotiation or termination of key business relationships, retention of certain liabilities related to the divested business and indemnification or other post-closing claims. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.

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
We have been and will continue to be subject to advanced and persistent threats in the areas of information and operational technology security and fraud. We rely on information and operational technology systems, including tools that utilize artificial intelligence, to conduct our business. We seek to prevent unauthorized access, maintain the confidentiality and the integrity of our information and operational technology systems and strive to detect and investigate any cybersecurity incidents that may occur, however in some cases we might be unaware of a particular incident or its magnitude and effects. We may face increased information technology security, continuity and fraud risks due in part to our business efforts to digitize certain operations at our manufacturing sites to increase efficiencies and to our continued reliance on many employees working remotely part of the time, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Many tools and resources we use integrate or will integrate some form of artificial intelligence, which has the potential to result in bias, miscalculations, data errors, intellectual property infringement and other unintended consequences. Artificial intelligence technologies may also be used by adversaries to enable new or augment existing attack techniques, tactics and protocols. Additionally, we may be exposed to unauthorized access or operational interruptions to our information or operational technology systems through undetected vulnerabilities in our service providers' information systems or software. These risks may be heightened as a result of our ongoing efforts to integrate the M&M Business's technology environment with our own. It may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full, and reliable information about the incident to our customers, partners, regulators, and the public.
The theft, misuse or publication of our intellectual property and/or confidential business information or the compromising of our systems or networks (including through ransomware, unauthorized access or insider threats) could harm our competitive position, cause operational disruption (including the potential to disrupt or compromise our control of physical plant operations at our manufacturing sites), reduce the value of our investment in research and development of new products and other strategic initiatives or otherwise adversely affect our business or results of operations. To the extent that any security breach impacts operations at our manufacturing sites, we may experience production or shipping disruptions. To the extent that any security breach results in inappropriate disclosure of our employees', customers' or vendors' confidential or personally identifiable information, we may incur liability or suffer reputational damage in the marketplace as a result. We maintain cyber/information security insurance, but any losses may be beyond the limits, or outside the coverage, of our policy.
Information and operational security threats and methods of perpetrating fraud or misappropriating information are constantly evolving and becoming more complex, which increases the difficulty and expense of defending against these threats. Although we attempt to mitigate these risks by employing a number of measures, including insurance, monitoring of our systems and networks, implementation of security tools and processes, employee training, crisis simulations and maintenance of backup and protective systems, our systems, networks, products and services remain potentially vulnerable to increasingly sophisticated advanced persistent threats, including nation-state actors, that may have a material effect on our business. In addition, the devotion of additional resources to the security of our information or operational technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.
We cannot guarantee the timing or amount of our dividends and/or our share repurchases, which are subject to a number of uncertainties that may affect the price of our common stock.
The declaration, payment, and amount of any dividends, and/or the decision to purchase common stock under our share repurchase programs, are subject to the sole discretion of our Board of Directors and, in the context of our capital allocation strategy, will depend upon many factors, including our financial condition, operating results, cash flows, relevant prospects, our capital requirements and access to capital markets, covenants associated with certain of our debt obligations, legal requirements, and other factors that our Board of Directors may deem relevant, and there can be no assurances that we will continue to pay a dividend or repurchase shares of our common stock in the future. In furtherance of our deleveraging efforts, we have paused our share repurchase program and are in the process of evaluating additional cash generation or conservation opportunities. As part of this process, on November 4, 2024, we announced our intent to reduce our quarterly dividend by approximately 95 percent beginning in the first quarter of 2025. We plan to continue to evaluate our dividend policy, taking into account our ability to return to a balanced capital allocation strategy. Any further reduction or elimination of our dividends could adversely affect the price of our common stock.
Regulatory, Legal, Environmental and Tax Risks
Failure to comply with applicable laws or regulations and/or changes in applicable laws or regulations may adversely affect our business and financial results as a whole.
We are subject to extensive international, national, state, local and other laws and regulations. Failure to comply with these laws, including antitrust, anticorruption and sanctions laws, rules, regulations or court decisions, could expose us to fines, penalties and other costs. Although we have implemented policies, procedures and employee training designed to promote compliance with these laws, rules, regulations and court decisions, there can be no assurance that our employees and business partners and other third parties acting on our behalf will comply with these laws, rules, regulations and court decisions, which could result in fines, penalties and costs and damage to our business reputation. For example, in July 2020 we announced that we had reached a final settlement of $92 million with respect to a competition law investigation by the European Commission based on certain past ethylene purchases by certain subsidiaries of the Company. Shell Chemicals Europe, another group of corporate claimants, and, most recently, TotalEnergies Petrochemicals & Refining SA have filed claims for damages with the District Court of Amsterdam against four companies, including the Company, arising from those activities. BASF SE has filed a similar claim in the Court of Munich, Germany. See Note 19 - Commitments and Contingencies in the accompanying consolidated financial statements for further information.
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
The development, manufacture and sale of specialty materials and chemical products by us, including products produced for the medical device, pharmaceutical, automobile, construction, appliance, cigarette and aerospace end markets, involves a risk of exposure to product liability, warranty, toxic tort, public nuisance, and other tort claims, product recalls, product seizures and related adverse publicity. A product liability, warranty, toxic tort, public nuisance, or other tort claim or judgment against us that is larger than those typically experienced in the regular course of business could also result in substantial and unexpected expenditures, affect consumer or customer confidence in our products, and divert management's attention from other responsibilities. Although we maintain product liability insurance, there can be no assurance that this type or the level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a significant partially or completely uninsured judgment against us could have a material adverse effect on our results of operations or financial condition. Although we have standard contracting policies and controls, we may not always be able to contractually limit our exposure to third party claims should our failure to perform result in downstream supply disruptions or product recalls.
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
New or revised governmental regulations, independent studies or consumer or societal perceptions relating to the effect of our products on health, safety or the environment may affect demand for our products and the cost of producing our products. In addition, products we produce, including VAM, formaldehyde, polymers derived from formaldehyde and acetaldehyde, may be classified and labeled in a manner that would adversely affect demand for such products. For example, in 2019 the EPA designated formaldehyde as a high-priority substance under the Toxic Substances Control Act ("TSCA") and the substance is currently undergoing a multi-step review process. In December 2024, the EPA issued its final risk evaluation of certain uses of formaldehyde under the TSCA. We anticipate that, consistent with the TSCA, the EPA will develop a draft risk management plan that is expected to be released for public comment in approximately 12 months.
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
Physical impacts that could be associated with climate change, such as increased frequency and severity of hurricanes and floods and impact on sea levels, may also impact our facilities and operations and those of our key suppliers. A number of our sites are located in areas that are exposed to weather events and changing sea levels (such as the Texas Gulf Coast) and that have been impacted by hurricanes and other weather events in the past as described elsewhere in these risk factors. To the extent climate change exacerbates these threats, our operations and supply chains could experience increased levels of disruptions and added costs.
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
We may face increased scrutiny from the investment community, other stakeholders, regulators, and the media related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet regulator, investor or other stakeholder expectations and standards, which continue to evolve and may be conflicting, our reputation, ability to attract or retain employees, and attractiveness as an investment, business partner, or as an acquirer could be negatively impacted, which could in turn adversely impact our business and results of operations. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines that we announce, or at all, could have the same negative impacts, as well as expose us to government enforcement actions and private litigation. Even if we achieve the goals, targets, and objectives we set, we may not realize all of the benefits expected at the time they were established.
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

For example, the Organization of Economic Cooperation and Development (the "OECD"), which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting initiatives, which focus on a number of issues, including (i) the shifting of profits among affiliated entities located in different tax jurisdictions and (ii) a global minimum tax of at least 15% of adjusted financial statement income, applied on a country-by-country basis, applicable to multinational groups with annual revenue of EUR750 million or more. The adoption of such changes is contingent upon the independent actions of participating countries to enact implementing domestic legislation. Countries where we do business, including several EU member states, have either implemented, or are in the process of implementing, the 15% global minimum tax into domestic legislation.
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
Our tax returns have been under audit for the years 2013 through 2015 by the United States, the Netherlands and Germany. In September 2021, we received a draft joint audit report proposing adjustments to transfer pricing and the reallocation of income between the related jurisdictions. The relevant tax authorities also proposed to apply these adjustments to open tax years through 2019. We were unable to reach an agreement with the relevant tax authorities and therefore these audits continued on a separate jurisdictional basis. In the fourth quarter of 2022, we concluded settlement discussions with the Dutch tax authority, and in the third quarter of 2024, we concluded settlement discussions with the German tax authority related to the German transfer pricing audit. We engaged in continuing discussions with the tax authority in the United States, and we are currently evaluating all additional potential remedies regarding the ongoing examination.
In addition, we are under examination in certain jurisdictions for other matters for various years, including Mexico, Canada, the United States and Germany.
We cannot predict with certainty the outcome of tax examinations or audits. We regularly assess the likelihood of adverse outcomes resulting from these examinations or changes in laws, rules, regulations or interpretations to determine the adequacy of our provision for taxes. It is possible the outcomes from these examinations or audits will have a material adverse effect on our financial condition and operating results in future periods.
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
The cost of our pension plans is incurred over long periods of time and involves many uncertainties during those periods of time. Our funding policy for pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations. Our pension cost is materially affected by the discount rate used to measure pension obligations, the level and value of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets will likely result in corresponding increases and decreases in the valuation of plan assets and a change in the discount rate or mortality assumptions, which will likely result in an increase or decrease in the valuation of pension obligations. The combined impact of these changes will affect the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years. An extended duration strategy in the asset portfolio was implemented in some plans to reduce the influence of liability volatility due to changes in interest rates. If the funded status of a pension plan declines, we may be required to make unscheduled contributions in addition to those contributions for which we have already planned. See Note 12 - Benefit Obligations in the accompanying consolidated financial statements for further information.
Some of our employees are unionized, represented by workers councils or are subject to local laws that are less favorable to employers than the laws of the U.S.
As of December 31, 2024, we had 12,163 employees globally. Approximately 13% of our 4,085 U.S.-based employees are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other employment rights than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor agreements. Most of our employees in Europe are represented by workers councils and/or unions that must approve any changes in terms and conditions of employment, including potentially salaries and benefits. They may also impede efforts to restructure our workforce. Although we believe we have a good working relationship with our employees globally and their legal representatives, a strike, work stoppage, or slowdown by our employees, including in connection with renegotiation of labor contracts from time to time, could occur, resulting in a disruption of our operations or higher ongoing labor costs.
Risks Related to Our Indebtedness
Our indebtedness and interest expense, could adversely affect us, decrease our business flexibility, diminish our ability to raise additional capital to fund our operations or refinance our existing indebtedness when it matures, adversely affect our credit ratings, and limit our ability to react to changes in the economy or the chemicals industry.
See Note 11 - Debt in the accompanying consolidated financial statements for further information about our indebtedness. See Note 12 - Benefit Obligations, Note 13 - Environmental and Note 19 - Commitments and Contingencies in the accompanying consolidated financial statements for further information about our other obligations.
As of December 31, 2024, our total debt was $12.6 billion. Despite our level of indebtedness, we expect to continue to have the ability to borrow additional debt. There may be circumstances in which required payments of principal and/or interest on our debt could adversely affect our cash flows, our operating results or our ability to return capital to our shareholders. We have allocated, and intend to continue to allocate, capital to repay and reduce our outstanding debt using cash from operations and proceeds from asset sales or dispositions in cases where we are able to do so on favorable terms. Our ability to reduce our level of indebtedness over time in line with our strategic goals depends on a number of factors including our business performance, macroeconomic and industry conditions, commercial and financing market conditions, and other factors described in these risk factors, and our inability to achieve these objectives could delay or alter our deleveraging plan, or could negatively impact the trading prices of our securities or our credit ratings. In furtherance of our deleveraging efforts, we have paused our share repurchase program and are in the process of evaluating additional cash generation or conservation opportunities. As part of this process, on November 4, 2024, we announced our intent to reduce our quarterly dividend by approximately 95 percent beginning in the first quarter of 2025.
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
•Requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness and amounts payable in connection with the satisfaction of our other liabilities, therefore reducing our ability to use our cash flow to fund operations, capital expenditures and future business opportunities or pay dividends on or repurchase our common stock, par value $0.0001 per share ("Common Stock");
•Reducing our flexibility to respond to changing business and economic conditions;
•Exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•Exposing us to the risk of changes in currency exchange rates as certain of our borrowings are denominated in foreign currencies;
•Adversely affecting our ability to comply with restrictive covenants in our debt agreements, which could result in an event of default, including cross-defaults to other debt facilities, if not cured or waived;
•Adversely affecting our future credit ratings, which could increase our future costs of funding, liquidity and access to capital markets; and
•Limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes.
We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy obligations under our indebtedness, which may not be successful.
If our cash flows and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets on unfavorable terms, seek additional capital, restructure or refinance our indebtedness or delay capital expenditures. These alternative measures may not be successful and may not permit us to meet our scheduled debt service and other obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to complete those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.
Restrictive covenants in our debt agreements may limit our ability to engage in certain transactions and may diminish our ability to make payments on our indebtedness, pay dividends, or repurchase our Common Stock.
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
The Receivables Purchase Agreement also contains covenants including, but not limited to, restrictions on CE Receivables LLC's, a wholly-owned, "bankruptcy remote" special purpose subsidiary of the Company, and certain other Company subsidiaries' ability to incur indebtedness; grant liens on assets; merge, consolidate, or sell assets; pay dividends, repurchase our Common Stock or make other restricted payments; make investments; prepay or modify certain indebtedness; or engage in other businesses.
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
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our securities. These credit ratings may not reflect the potential impact of risks relating to our securities. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating. In November 2024, S&P Global Ratings downgraded our long-term credit rating from BBB- to BB+, with a stable outlook and in December 2024 Fitch Ratings affirmed our long-term credit rating of BBB- but revised our rating outlook to negative from stable. On February 12, 2025 Moody's Ratings downgraded our long-term and short-term credit ratings from Baa3 to Ba1 with a negative outlook. We cannot be assured that we will be able to maintain our current credit ratings, and any additional actual or anticipated negative changes or downgrades in our credit ratings or ratings outlook or watch, including any announcement that our ratings are under review for a downgrade, could further increase our corporate borrowing costs and affect the market value of our securities and may have a negative impact on our liquidity, capital position and access to capital markets.
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
Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Cybersecurity Risk Management and Oversight
Strategy for Management of Cybersecurity Risk
Cybersecurity, resilience and data privacy are important to maintaining our proprietary information and the trust of our customers, suppliers and employees, and we recognize the importance of working to secure our data and information systems from potential cybersecurity and data privacy incidents. We are a large global manufacturer with sites around the world, and we identify and assess our cybersecurity risk through that lens. Securing the execution and control of our manufacturing operations, to the extent implemented through digital technology, is a primary area of focus. We also face risks encountered by substantially all large global companies such as the risks of intellectual property and information being compromised, fraud, business interruption and violation of privacy or security laws.
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
Cybersecurity, resilience and data privacy risks are maintained and managed on an ongoing basis as part of our broader enterprise risk management program. Specifically, a risk management workstream focused on our information technology function (including cybersecurity, resilience and data privacy) is designed to assess, identify and manage cybersecurity- resilience and data privacy-related risks and mitigation measures.

Our cybersecurity risk program also includes a documented incident response plan to be used in the event of a cybersecurity incident. The incident response plan provides for certain responses based on various factors of a cybersecurity incident and integrates with our enterprise crisis management program.
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
At the Board level, the full Board and its Stewardship Committee (which oversees many of our operational risks related to manufacturing) are both involved in oversight of the Company's management of cybersecurity risk. Management, including the Chief Information Officer and Chief Information Security Officer, updates our Stewardship Committee and full Board on cybersecurity matters quarterly. We also have processes by which certain cybersecurity incidents are escalated within the Company and may be reviewed by a designated management committee and, where appropriate, reported in a timely manner to the Board.
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
Item 2.  Properties
Description of Property
Our corporate headquarters is located in Irving, Texas and we also have administrative offices in Amsterdam, Netherlands; Asturias, Spain; Budapest, Hungary; Hyderabad, India; Mexico City, Mexico; Meyrin, Switzerland; Nanjing, China; Shanghai, China; and Sulzbach, Germany. We own or lease numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth our principal production and other facilities throughout the world as of December 31, 2024. These facilities are well-maintained, in good operating condition, are suitable and adequate for their use and have sufficient capacity for our current needs and expected near-term growth.

Geographic Region	Engineered Materials(1)		Acetyl Chain(1)		Corporate
	Leased	Owned	Leased	Owned	Leased	Owned
North America	9	9	1	7	2	—
Europe and Africa	5	6	1	4	4	1
Asia-Pacific	4	8	3	—	3	—
South America	2	1	—	—	—	—
Total	20	24	5	11	9	1
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
Item 4.  Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
The names, ages and biographies of our executive officers as of February 21, 2025 are as follows:

Name	Age	Position
Scott A. Richardson	48	President, Chief Executive Officer and Director
Chuck B. Kyrish	53	Senior Vice President and Chief Financial Officer
Todd Elliott	59	Senior Vice President, Engineered Materials
Mark C. Murray	54	Senior Vice President, Acetyls
Ashley B. Duffie	50	Senior Vice President and General Counsel
Scott A. Richardson was named President and Chief Executive Officer and a member of our Board of Directors effective January 1, 2025. He served as Executive Vice President and Chief Operating Officer for Celanese Corporation from November 2023 until his current role. He had previously served as served as Executive Vice President and Chief Financial Officer for Celanese Corporation since February 2018 after serving as Senior Vice President of the Engineered Materials business since December 2015, where he had global responsibility for strategy, product and business management, planning and portfolio development, and pipeline management. He was promoted to Executive Vice President in March 2020. Previously, Mr. Richardson served as Vice President and General Manager of the Acetyl Chain since 2011. Mr. Richardson has progressed through several Celanese roles including global commercial director, Acetyls; manager of Investor Relations; business analysis manager, Acetyls; and business line controller, Polyols and Solvents. He joined Celanese in 2005. Prior to joining Celanese, Mr. Richardson held various finance, operational and leadership roles at American Airlines. He earned a Bachelor of Arts in Accounting from Westminster College and a Master of Business Administration from Texas Christian University.
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
Todd Elliott returned to Celanese to serve as Senior Vice President, Engineered Materials in February 2025. Mr. Elliott first joined Celanese in 1987 in a district sales role. He quickly rose through increasing leadership opportunities in regional sales, business analysis, investor relations, and corporate development. He led the Acetate Tow business before becoming Senior Vice President of global sales for both Acetyls and Engineered Materials in 2016. In 2017, he became Senior Vice President and global commercial leader for Engineered Materials and head of Celanese Europe until 2018. At that time, he was elevated to Senior Vice President of Acetyls and is credited with transforming the Acetyls operating model to a differentiated focus on downstream derivatives optionality that has redefined the value of the Acetyls business. He retired from Celanese in 2020 and had been an independent consultant to clients in the chemicals and polymers industry prior to rejoining the Company. Mr. Elliott earned his undergraduate degree at Westminster College and his Master of Business Administration at Fontbonne University.
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
Holders
As of February 17, 2025, there were 125 holders of record of our Common Stock. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
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
Celanese Purchases of its Equity Securities
We did not repurchase any Common Stock during the three months ended December 31, 2024. As of December 31, 2024, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008, with approximately $1.1 billion value of shares remaining that may be purchased under the program. See Note 14 - Shareholders' Equity in the accompanying consolidated financial statements for further information.

Performance Graph
The following performance graph compares the cumulative total return on Celanese Corporation Common Stock from December 31, 2019 through December 31, 2024 to that of the Standard & Poor's ("S&P") 500 Stock Index and the Dow Jones U.S. Chemicals Index. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of all dividends. The performance graph assumes an investment of $100 on December 31, 2019. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.
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
Forward-Looking Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Annual Report contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. Generally, words such as "believe," "expect," "intend," "estimate," "anticipate," "project," "plan," "may," "can," "could," "might," and "will," and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views and beliefs with respect to future events as of the date hereof, are not historical facts or guarantees of future performance and involve risks and uncertainties that are difficult to predict and many of which are outside of our control. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. See "Special Note Regarding Forward-Looking Statements" at the beginning of this Annual Report for further discussion. All forward-looking statements made in this Annual Report are made as of the date hereof, and the risk that actual results will differ materially from expectations expressed in this Annual Report will increase with the passage of time. We undertake no obligation, and disclaim any duty, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise.
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
•volatility or changes in the price and availability of raw materials and energy, particularly changes in the demand for, supply of, and market prices of ethylene, methanol, natural gas, carbon monoxide, wood pulp, hexamethylene diamine, Polyamide 66 ("PA66"), polybutylene terephthalate, ethanol, natural gas and fuel oil, and the prices for electricity and other energy sources;
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
•additional impairments of goodwill or intangible assets;

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
•compliance and other costs and potential disruption or interruption of production or operations due to accidents, interruptions in sources of raw materials, transportation, logistics or supply chain disruptions, cybersecurity incidents, terrorism or political unrest, public health crises, or other unforeseen events or delays in construction or operation of facilities, including as a result of geopolitical conditions, the direct or indirect consequences of acts of war or conflict (such as the Russia-Ukraine conflict or conflicts in the Middle East) or terrorist incidents or as a result of weather, natural disasters, or other crises;
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
•our level of indebtedness, which could diminish our ability to raise additional capital to fund operations or limit our ability to react to changes in the economy or the chemical industry, and the success of our deleveraging efforts, as well as any changes to our credit ratings.
•changes in currency exchange rates and interest rates;
•tax rates and changes thereto; and
•various other factors, both referenced and not referenced in this Annual Report.
Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, affect us in ways or to an extent that we currently do not expect or consider to be significant, or should underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from those described in this Annual Report as anticipated, believed, estimated, expected, intended, planned or projected. We neither intend nor assume any obligation to update these forward-looking statements, which speak only as of the dates hereof.

Results of Operations
Financial Highlights

	Year Ended December 31,
	2024	2023	Change
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	10,280	10,940	(660)
Gross profit	2,356	2,603	(247)
Selling, general and administrative ("SG&A") expenses	(1,030)	(1,075)	45
Other (charges) gains, net	(1,744)	(68)	(1,676)
Gain (loss) on disposition of businesses and assets, net	(14)	505	(519)
Operating profit (loss)	(697)	1,687	(2,384)
Equity in net earnings (loss) of affiliates	196	102	94
Non-operating pension and other postretirement employee benefit (expense) income	(20)	(69)	49
Interest expense	(676)	(720)	44
Interest income	33	39	(6)
Dividend income - equity investments	128	126	2
Earnings (loss) from continuing operations before tax	(996)	1,183	(2,179)
Earnings (loss) from continuing operations	(1,506)	1,973	(3,479)
Earnings (loss) from discontinued operations	(8)	(9)	1
Net earnings (loss)	(1,514)	1,964	(3,478)
Net earnings (loss) attributable to Celanese Corporation	(1,522)	1,960	(3,482)
Other Data
Depreciation and amortization	801	706	95
SG&A expenses as a percentage of Net sales	10.0%	9.8%
Operating margin(1)	(6.8)%	15.4%
Other (charges) gains, net
Restructuring	(107)	(52)	(55)
Asset impairments	(1,639)	(15)	(1,624)
Plant/office closures	2	(1)	3
Total Other (charges) gains, net	(1,744)	(68)	(1,676)
_____________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of December 31,
	2024	2023
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	962	1,805

Short-term borrowings and current installments of long-term debt - third party and affiliates	1,501	1,383
Long-term debt, net of unamortized deferred financing costs	11,078	12,301
Total debt	12,579	13,684

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	Volume	Price	Currency	Total
	(In percentages)
Engineered Materials	(5)	(3)	(1)	(9)
Acetyl Chain	4	(6)	—	(2)
Total Company	(1)	(4)	(1)	(6)
Consolidated Results
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net sales decreased $660 million, or 6%, for the year ended December 31, 2024 compared to the same period in 2023 primarily due to:
•lower pricing, driven by our Acetyl Chain segment due to an environment with greater supply than demand, as well as our Engineered Materials segment due to competitive market dynamics, product mix, and decreased energy surcharges;
•lower volume in our Engineered Materials segment primarily due to the formation of the Nutrinova joint venture (see Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information) and reduced demand for elastomers due to weaker automotive demand, partially offset by higher volume, principally for POM in Europe and Asia; and
•an unfavorable currency impact, primarily resulting from a weaker Chinese Yuan ("CNY") and Japanese Yen ("JPY") relative to the U.S. dollar;
partially offset by:
•higher volume in our Acetyl Chain segment for most of our products, primarily methanol, downstream derivative products, acid, and VAM.
Operating profit decreased $2.4 billion, or 141%, for the year ended December 31, 2024 compared to the same period in 2023 primarily due to:
•an unfavorable impact of $1.7 billion to Other (charges) gains, net primarily in our Engineered Materials segment related to an impairment loss on goodwill of $1.5 billion and impairment losses on certain trade names, primarily Zytel® (see Note 9 - Goodwill and Intangible Assets, Net and Note 24 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information);
•lower Net sales across our segments; and
•a gain of $515 million in our Engineered Materials segment recognized on the formation of the Nutrinova joint venture during the year ended December 31, 2023, which did not recur in the current year (see Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information);
partially offset by:
•lower raw material costs in our Engineered Materials and Acetyl Chain segments.
Non-operating pension and other postretirement employee expense decreased $49 million for the year ended December 31, 2024 compared to the same period in 2023 primarily due to a decrease in recognized actuarial loss of $29 million as a result of an increase in the weighted average discount rate used to determine benefit obligations from 4.5% to 4.8%, partially offset by lower than expected actual asset returns. See Note 12 - Benefit Obligations in the accompanying consolidated financial statements for further information.
Our effective income tax rate for the year ended December 31, 2024 was (51)% compared to (67)% for the year ended 2023. The change in the effective income tax rate for the year ended December 31, 2024 compared to the same period in 2023 was primarily due to:
•prior year impacts that did not recur in the current year, including the relocation of certain intangible assets to better align with the acquired M&M foreign operations, the realignment of our European headquarters and principal operations to Switzerland to achieve operational efficiencies, the release of valuation allowances on U.S. foreign tax credit carryforwards, and the excess of the U.S. GAAP gain over the tax gain from the formation of the Nutrinova joint venture; and
•current year impacts of a non-deductible goodwill impairment loss and recognition of a valuation allowance against certain local country, non-U.S. tax credit carryforwards due to reduced forecasts of earnings in future periods and capital gains tax arising from an internal integration-related restructuring of our acquired China operations to optimize our debt profile.
See Note 15 - Income Taxes in the accompanying consolidated financial statements for further information.
Discussion of our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 and for the year ended December 31, 2022 compared to the year ended December 31, 2021, can be found in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Reports for the years ended December 31, 2023 and December 31, 2022, respectively.
Business Segments
Engineered Materials

	Year Ended December 31,			%
	2024	2023	Change	Change
	(In $ millions, except percentages)
Net sales	5,607	6,149	(542)	(8.8)%
Net Sales Variance
Volume	(5)%
Price	(3)%
Currency	(1)%
Other (charges) gains, net	(1,724)	(56)	(1,668)	(2,978.6)%
Operating profit (loss)	(1,179)	1,083	(2,262)	(208.9)%
Operating margin	(21.0)%	17.6%
Equity in net earnings (loss) of affiliates	172	83	89	107.2%
Depreciation and amortization	510	462	48	10.4%
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net sales decreased for the year ended December 31, 2024 compared to the same period in 2023 primarily due to:
•lower volume, primarily driven by the formation of the Nutrinova joint venture (see Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information) and reduced demand for elastomers due to weaker automotive demand, partially offset by higher volume for certain products, principally for POM in Europe and Asia;
•lower pricing for most of our products, primarily due to competitive market dynamics, product mix, and decreased energy surcharges; and
•an unfavorable currency impact, primarily resulting from a weaker JPY and CNY relative to the U.S. dollar.

Operating profit decreased for the year ended December 31, 2024 compared to the same period in 2023 primarily due to:
•an unfavorable impact of $1.7 billion to Other (charges) gains, net primarily related to an impairment loss on goodwill of $1.5 billion and impairment losses on certain trade names, primarily Zytel® (see Note 9 - Goodwill and Intangible Assets, Net and Note 24 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information);
•a gain of $515 million recognized on the formation of the Nutrinova joint venture during the year ended December 31, 2023, which did not recur in the current year (see Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information); and
•lower Net sales;
partially offset by:
•lower raw materials costs for most of our products.
Equity in net earnings (loss) of affiliates increased for the year ended December 31, 2024 compared to the same period in 2023 primarily due to:
•an increase in earnings from our Mylar Specialty Films strategic affiliates of $61 million, primarily due to increased restructuring costs incurred in the year ended December 31, 2023, which did not recur in the current year.
Acetyl Chain

	Year Ended December 31,			%
	2024	2023	Change	Change
	(In $ millions, except percentages)
Net sales	4,763	4,884	(121)	(2.5)%
Net Sales Variance
Volume	4%
Price	(6)%
Currency	—%
Operating profit (loss)	951	1,109	(158)	(14.2)%
Operating margin	20.0%	22.7%
Dividend income - equity investments	127	124	3	2.4%
Depreciation and amortization	244	217	27	12.4%
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net sales decreased for the year ended December 31, 2024 compared to the same period in 2023 primarily due to:
•lower pricing for most of our products globally, due to an environment with greater supply than demand during the year ended December 31, 2024;
partially offset by:
•higher volume for most of our products, primarily methanol, downstream derivative products, acid, and VAM.
Operating profit decreased for the year ended December 31, 2024 compared to the same period in 2023 primarily due to:
•lower Net sales; and
•higher spending of $40 million, primarily as a result of increased plant operating and maintenance expenses, including costs at our new acetic acid unit at Clear Lake, Texas, and plant turnaround costs related to our joint venture, Fairway Methanol LLC;

partially offset by:
•lower raw material and sourcing costs, primarily for carbon monoxide and methanol.
Other Activities

	Year Ended December 31,			%
	2024	2023	Change	Change
	(In $ millions, except percentages)
Operating profit (loss)	(469)	(505)	36	7.1%
Non-operating pension and other postretirement employee benefit (expense) income	(28)	(68)	40	58.8%
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Operating loss decreased for the year ended December 31, 2024 compared to the same period in 2023 primarily due to:
•lower functional spending and incentive compensation cost of $33 million.
Non-operating pension and other postretirement employee expense decreased for the year ended December 31, 2024 compared to the same period in 2023 primarily due to:
•a decrease in the actuarial loss of $29 million as a result of an increase in the weighted average discount rate used to determine benefit obligations from 4.5% to 4.8%, partially offset by lower than expected actual asset returns. See Note 12 - Benefit Obligations in the accompanying consolidated financial statements for further information.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facilities. As of December 31, 2024, we have $1.75 billion available for borrowing under our senior U.S. unsecured revolving credit facility, $171 million available for borrowing under our separate China Revolving Credit Facilities (defined below) and up to $1.0 billion under the November 2024 U.S. Term Loan Credit Agreement (defined below), if required, in meeting our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $962 million as of December 31, 2024. We are actively managing our business to maintain cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
On February 29, 2024, we announced the intended closure of our facility in Mechelen, Belgium to optimize production costs across our global network. This operation is included in the Engineered Materials segment. We fully ceased operations during the three months ended December 31, 2024. We expect to incur additional exit and shutdown costs related to the closure of the facility of approximately $20 million, inclusive of estimated employee termination costs, through 2028. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements.
In October 2023, we announced the intended closure of our PA66 and High-Performance Nylon ("HPN") polymerization units at our facility in Uentrop, Germany to optimize production costs across our global network. These operations are included in the Engineered Materials segment. We fully ceased operation of the PA66 polymerization unit and partially ceased operation of the HPN polymerization units during the year ended December 31, 2024. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements.
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
While our contractual obligations, commitments and debt service requirements over the next several years are significant, we continue to believe we will have available resources to meet our liquidity requirements, including debt service, for the next twelve months. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as increasing our borrowings, reducing or delaying capital expenditures, seeking additional capital, further reducing or pausing dividend payments, or seeking to restructure or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels.
Total capital expenditures were $435 million for the year ended December 31, 2024. We continue to focus our near-term capital expenditures on required maintenance projects and productivity improvements, as we continue to prioritize deleveraging and expect total capital expenditures to be approximately $300 million to $350 million in 2025. In Engineered Materials, at our Nanjing, China facility, our expansions of (1) the compounding plant is in construction and we are accelerating completion to meet demand and (2) the new liquid crystal polymer ("LCP") plant is in construction and remains on schedule under a delayed timeline. At our Bishop, Texas facility, our debottleneck of the ultra-high molecular weight polyethylene ("UHMW-PE") unit is on schedule and in detailed engineering design while construction is delayed in line with expected demand growth. Our energy optimization productivity and greenhouse gas reduction project at our polyoxymethylene ("POM") unit in Frankfurt, Germany is on schedule and in detailed engineering design. In the Acetyl Chain, our planned expansion of our vinyl acetate ethylene ("VAE") emulsion plant in Frankfurt, Germany is in construction and on schedule for start-up in the second half of 2025. We continue to see the investments made in recent years strengthen the growth and reliability, while lowering the carbon footprint, of our manufacturing network to best serve our customers.
We did not repurchase any Common Stock during the year ended December 31, 2024.
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

Cash Flows
Cash and cash equivalents decreased $843 million to $962 million as of December 31, 2024 compared to December 31, 2023. As of December 31, 2024, $627 million of the $962 million of cash and cash equivalents was held by our foreign subsidiaries. Under the Tax Cuts and Jobs Act, we have incurred a prior year charge associated with the deemed repatriation of foreign earnings. These funds are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations. See Note 15 - Income Taxes in the accompanying consolidated financial statements for further information.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $933 million to $966 million for the year ended December 31, 2024 compared to $1.9 billion for the same period in 2023, primarily due to:
•unfavorable trade working capital of $654 million, primarily due to inventory reductions compared to those in the prior year driven by balancing production with demand and the timing of settlement of trade payables during the year ended December 31, 2024;
•a decrease in Net earnings, excluding the non-cash impacts of impairment losses, primarily due to the goodwill impairment loss of $1.5 billion in the Engineered Materials segment, (see Note 9 - Goodwill and Intangible Assets, Net in the accompanying consolidated financial statements for further information), deferred income taxes of $1.2 billion and the gain of $515 million recognized on the formation of the Nutrinova joint venture during the year ended December 31, 2023, which did not recur in the current year (see Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information); and
•an increase in cash taxes paid of $112 million.
•Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities increased $336 million to $470 million for the year ended December 31, 2024 compared to $134 million for the same period in 2023, primarily due to:
•a cash inflow of $461 million recognized during the year ended December 31, 2023 related to the formation of the Nutrinova joint venture (see Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information), which did not recur in the current year.
partially offset by:
•a decrease of $133 million in capital expenditures during the year ended December 31, 2024.
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities decreased $143 million to $1.3 billion for the year ended December 31, 2024 compared to $1.5 billion for the same period in 2023, primarily due to:
•a decrease in payments on long-term debt, primarily due to our cash tender offer of $2.25 billion completed in August 2023, payment in full of delayed-draw term loans of $870 million and repayment at maturity of the 1.125% senior unsecured notes during the year ended December 31, 2023, that did not recur in the current year, partially offset by repayments at maturity of the 5.900% and 3.500% senior unsecured notes during the year ended December 31, 2024; and
•a decrease in net payments on short-term debt, primarily driven by a payment of $500 million on our March 2022 U.S. Term Loan Credit Agreement (defined below) during the year ended December 31, 2023, which did not recur in the current year, partially offset by an increase in net payments on our revolving credit facilities of $74 million;

partially offset by:
•a decrease in proceeds of long-term debt, primarily due to the issuance of certain senior unsecured notes of $3.0 billion during the year ended December 31, 2023, that did not recur in the current year, partially offset by current year borrowings on working capital loan facilities in China; and
•an increase in net payments on our China Working Capital Term Loan Agreement (defined below).
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
On February 21, 2023, August 9, 2023, February 16, 2024, November 1, 2024 and February 17, 2025, we amended certain covenants in certain of the U.S. Credit Agreements, including financial ratio maintenance covenants.
The U.S. Credit Agreements are guaranteed by Celanese, Celanese U.S. and domestic subsidiaries together representing substantially all of our U.S. assets and business operations (the "Subsidiary Guarantors").
In January 2023, Celanese (Shanghai) International Trading Co., Ltd ("CSIT"), a fully consolidated subsidiary, entered into a restatement of an existing credit facility agreement (the "CSIT Revolving Credit Agreement") to upsize and modify the facility thereunder to consist of an aggregate CNY1.75 billion uncommitted senior unsecured revolving credit facility available under two tranches (with overdraft, bank guarantee and documentary credit sublimits) (the "CSIT January 2023 Facility"). Obligations bear interest at certain fixed and floating rates. On April 7, 2024, the CSIT January 2023 Facility was reduced to CNY750 million and on December 19, 2024, the CSIT January 2023 Facility was reduced to CNY550 million. The CSIT Revolving Credit Agreement is guaranteed by Celanese U.S.
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
On June 28, 2024, CNC entered into a senior unsecured working capital loan agreement for CNY800 million, payable in installments until June 28, 2027 and bearing interest at 2.75% (the "CNC Three Year Working Capital Loan Agreement"). The CNC Three Year Working Capital Loan Agreement was partially drawn during the year ended December 31, 2024.
On November 1, 2024, we entered into a senior unsecured term loan credit agreement (the "November 2024 U.S. Term Loan Credit Agreement"), pursuant to which the lenders provided a delayed-draw term loan due 364 days from the date of borrowing in an amount up to $1.0 billion. Amounts outstanding under the November 2024 U.S. Term Loan Credit Agreement will accrue interest at a rate equal to the Secured Overnight Financing Rate with an interest period of one or three months ("Term SOFR") plus a margin of 1.300% to 2.250% per annum, or the base rate plus a margin of 0.300% to 1.250%, in each case, based on the Company's senior unsecured debt rating, subject to further changes based on such ratings. The commitments under the November 2024 U.S. Term Loan Credit Agreement will terminate by March 15, 2025. The loan under the November 2024 U.S. Term Loan Credit Agreement was not drawn during the year ended December 31, 2024.

On December 10, 2024, CNC entered into a credit facility agreement (the "CNC Revolving Credit Agreement," together with the CNC Three Year Working Capital Loan Agreement, the CSIT Revolving Credit Agreement, the China Working Capital Term Loan Agreement and the CNC Working Capital Loan Agreement, the "China Credit Agreements," and the China Credit Agreements together with the U.S. Credit Agreements, the "Global Credit Agreements")) for a CNY1.0 billion uncommitted senior unsecured revolving credit facility (the "CNC December 2024 Facility", and together with the CSIT January 2023 Facility and any other revolving credit facilities available to the Company's subsidiaries in China, the "China Revolving Credit Facilities"). Obligations bear interest at certain floating rates. We expect the China Credit Agreements will facilitate our efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of our U.S. debt to China at a lower average interest rate.
On February 6, 2025, we drew $300 million from our U.S. Revolving Credit Facility. This borrowing and cash on hand were used primarily to repay in full our senior unsecured notes due 2025, with an interest rate of 1.250%, due on February 11, 2025, and for general corporate purposes.
•Senior Notes
We have outstanding senior unsecured notes, issued in public offerings registered under the Securities Act of 1933 ("Securities Act"), as amended, as follows (collectively, the "Senior Notes"):

Senior Notes	Issue Date	Principal	Interest Rate		Interest Pay Dates		Maturity Date
		(In millions)	(In percentages)
1.250% Notes	December 2017	€300	1.250	(1)	February 11		February 11, 2025
6.050% Notes	July 2022	$1,000	6.050		March 15	September 15	March 15, 2025
4.777% Notes	July 2022	€1,000	4.777		July 19		July 19, 2026
1.400% Notes	August 2021	$400	1.400		February 5	August 5	August 5, 2026
2.125% Notes	November 2018	€500	2.125		March 1		March 1, 2027
6.165% Notes	July 2022	$2,000	6.165		January 15	July 15	July 15, 2027
0.625% Notes	September 2021	€500	0.625		September 10		September 10, 2028
6.350% Notes	August 2023	$1,000	6.350	(2)	May 15	November 15	November 15, 2028
5.337% Notes	July 2022	€500	5.337		January 19		January 19, 2029
6.330% Notes	July 2022	$750	6.330		January 15	July 15	July 15, 2029
6.550% Notes	August 2023	$999	6.550	(2)	May 15	November 15	November 15, 2030
6.379% Notes	July 2022	$1,000	6.379		January 15	July 15	July 15, 2032
6.700% Notes	August 2023	$1,000	6.700	(2)	May 15	November 15	November 15, 2033
______________________________
(1)The 1.250% Notes were repaid in full on February 11, 2025.
(2)On November 14, 2024, S&P Global Ratings downgraded our credit rating to BB+, which had the effect of increasing the interest rates by 25 basis points on the senior unsecured notes due 2028, senior unsecured notes due 2030 and senior unsecured notes due 2033 to 6.600%, 6.800% and 6.950%, respectively, effective November 15, 2024.
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

Also in August 2023, Celanese U.S. completed a cash tender offer for $2.25 billion in aggregate principal amount (the "Tender Offer") as follows:

Maturity Date	Aggregate Principal Amount Tendered	Purchase price per $1,000 principal amount	Total Tender Offer Consideration	Accrued and Unpaid Interest
	(In $ millions)		(In $ millions)
July 5, 2024	1,473	$999.92	1,473	12
March 15, 2025	750	$1,002.85	752	20
May 8, 2024	27	$983.95	27	—
The net proceeds from the 2023 Offering were used (i) to fund the Tender Offer and (ii) for the repayment of other outstanding indebtedness.
•Accounts Receivable Purchasing Facility
In June 2023, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $1.5 billion and $1.4 billion of accounts receivable under this agreement for the years ended December 31, 2024 and 2023, respectively, and collected $1.5 billion and $1.3 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $139 million were pledged by the SPE as collateral to the Purchasers as of December 31, 2024.
•Factoring and Discounting Agreements
We have factoring agreements in Europe, Japan, Singapore and China with financial institutions. We de-recognized $700 million and $423 million of accounts receivable under these factoring agreements for the years ended December 31, 2024 and 2023, respectively, and collected $640 million and $407 million of accounts receivable sold under these factoring agreements during the same periods.
We have master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts ("BADs"), classified as accounts receivable. We received $100 million and $45 million from the accounts receivable transferred under the Master Discounting Agreements as of December 31, 2024 and 2023.
Covenants
Our material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations. We are in compliance with all of the covenants related to our debt agreements as of December 31, 2024. On February 17, 2025, November 1, 2024, February 16, 2024, August 9, 2023 and February 21, 2023, we amended certain covenants in the U.S. Credit Agreements, including financial ratio maintenance covenants.
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

Year Ended December 31, 2024
(In $ millions)
Net sales to third parties	1,819
Net sales to non-guarantor subsidiaries	1,140
Total net sales	2,959
Gross profit	558
Earnings (loss) from continuing operations	(367)
Net earnings (loss)	(374)
Net earnings (loss) attributable to the Obligor Group	(374)

	As of December 31,
	2024	2023
	(In $ millions)
Receivables from non-guarantor subsidiaries	1,138	787
Other current assets	2,372	2,245
Total current assets	3,510	3,032
Goodwill	536	536
Other noncurrent assets	6,386	3,289
Total noncurrent assets	6,922	3,825
Current liabilities due to non-guarantor subsidiaries	5,258	2,993
Current liabilities due to affiliates	5	6
Other current liabilities	2,212	1,940
Total current liabilities	7,475	4,939
Noncurrent liabilities due to non-guarantor subsidiaries	3,371	3,365
Other noncurrent liabilities	11,241	13,007
Total noncurrent liabilities	14,612	16,372

Share Capital
On February 12, 2025, we declared a quarterly cash dividend of $0.03 per share on our Common Stock amounting to approximately $3 million. The cash dividend will be paid on March 11, 2025 to holders of record as of February 25, 2025. As disclosed above, as part of our deleveraging efforts, we announced our intent to reduce our quarterly dividend by approximately 95 percent beginning in the first quarter of 2025. We will continue to evaluate our dividend policy, taking into account our ability to return to a balanced capital allocation policy.
Our Board of Directors has authorized the aggregate repurchase of $6.9 billion of our Common Stock since February 2008. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date. During the year ended December 31, 2024, we did not repurchase any shares of our Common Stock. As of December 31, 2024, we had $1.1 billion remaining under authorizations by our Board of Directors. As discussed above, as part of our deleveraging efforts, we have paused our share repurchase program.
See Note 14 - Shareholders' Equity in the accompanying consolidated financial statements for further information.
Contractual Obligations, Guarantees and Commitments
We calculated $2.5 billion of all future interest payments on debt and other obligations using the rate in effect on December 31, 2024 and $493 million of all future pension and other postretirement funding obligations. We have directly guaranteed various debt obligations under agreements with third parties related to certain equity affiliates. As of December 31, 2024, we have directly guaranteed $145 million and €31 million of such obligations.
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
Market Risks
See Item 7A. Quantitative and Qualitative Disclosure about Market Risk for further information.
Business Environment
During the three months ended December 31, 2024, we experienced a sustained decrease in our share price, following downward revisions in forecast earnings and our announcement to reduce our quarterly dividend by approximately 95% beginning in the first quarter of 2025 to redeploy cash toward debt reduction, and a challenging demand environment. We faced extended weakness in the macroeconomic environment, with downturns in the Western Hemisphere automotive and industrial end-markets, impacting our Engineering Materials segment, as well as persistent demand weakness in paints, coatings, and construction, impacting our Acetyl Chain segment, which deepened general demand softness. We are committed to taking actions that are expected to improve our earnings, accelerate deleveraging, and increase shareholder returns in this challenging, and any, environment. We also intend to continue to closely monitor the impact of, and responses to, geopolitical effects on demand conditions and the supply chain.
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

•Recoverability of Long-Lived Assets
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
We assess the recoverability of the carrying amount of our goodwill and other indefinite-lived intangible assets annually during the third quarter of our fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.
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
In performing a quantitative analysis of goodwill, recoverability of goodwill for each reporting unit is measured using the income approach based on a discounted cash flow model incorporating discount rates commensurate with the risks involved or a combination of the income approach and the market approach using the guideline public company method. The key assumptions used in the discounted cash flow valuation model include discount rates, revenue growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, revenue growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the weighted average cost of capital ("WACC") considering any differences in company-specific risk factors. Revenue growth rates and cash flow projections are based on historical trends and expected growth drivers such as macroeconomic trends in the industries and territories in which the reporting units operate.
Management tests other indefinite-lived intangible assets quantitatively utilizing the relief from royalty method under the income approach to determine the estimated fair value for each indefinite-lived intangible asset. Key assumptions used in this model include discount rates, royalty rates, revenue growth rates, tax rates, sales projections and terminal value rates. Discount rates, royalty rates, revenue growth rates, tax rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the WACC considering any differences in company-specific risk factors. Royalty rates are established by management using the most recent third party valuations and are periodically substantiated by third-party valuation consultants. Revenue growth rates and sales projections are based on historical trends and expected growth drivers such as macroeconomic trends in the industries and territories in which the indefinite-lived intangible assets operate. Tax rates consider the operating structure of the Company and tax rates in jurisdictions in which the indefinite-lived intangible assets operate.
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
During the three months ended September 30, 2024, the Company completed its annual goodwill impairment test. The results of the test indicated the estimated fair value for each of the Company's reporting units exceeded the carrying amount of the underlying assets. Although no impairment of the engineered materials reporting unit was identified during the nine months ended September 30, 2024, the estimated fair value exceeded its carrying value by less than 10% as of September 30, 2024.
During the three months ended December 31, 2024, the Company experienced a significant and sustained decrease in the Company's share price. Further, due to extended weakness in the macroeconomic environment, specifically the auto and industrial end-markets, which deepened general demand softness during the three months ended December 31, 2024, thereby impacting pricing and volume, the Company updated its engineered materials reporting unit forecast model for the 2025 fiscal year which showed additional deterioration in the projected financial results for the 2025 fiscal year compared to the analyses prepared during the three months ended September 30, 2024. While the long-term projections beyond 2025 include recovery, the lower projections in 2025 do have an impact on the forecast model beyond 2025 by applying forecasted growth rates to a lower anticipated 2025 base revenue. The updated 2025 projections continue to reflect industry wide challenges including demand softness across the majority of end uses resulting in lower pricing. Based on the sustained decrease in the share price and the downward revisions to projections, the Company determined that there were indicators that the engineered materials reporting unit's goodwill may be impaired. As a result, the Company performed an interim quantitative test of the engineered materials reporting unit during the three months ended December 31, 2024. The results of the test determined that the carrying amount of the engineered materials reporting unit exceeded its estimated fair value primarily due to the downward adjustments in the forecast model, as well as an increase in the discount rate. As such, the Company recorded a non-cash goodwill impairment loss of $1.5 billion in the Engineered Materials segment. As of December 31, 2024, the engineered materials reporting unit had goodwill of $5.0 billion.
In connection with the Company's annual indefinite-lived intangible assets impairment test during the three months ended September 30, 2024, the Company recorded a non-cash impairment loss of $34 million to impair the net book value of certain trade names, primarily Zytel®, included in the Engineered Materials segment.
Additionally, in conjunction with the goodwill impairment test in the three months ended December 31, 2024, the Company performed an interim impairment test of the indefinite-lived intangible assets assigned to the engineered materials reporting unit and determined certain trade names were impaired. As a result, the Company recorded a non-cash impairment loss of $83 million to impair the net book value of certain trade names, primarily Zytel®, included in the Engineered Materials segment.
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
The estimated change in pension net periodic benefit cost and projected benefit obligations that would occur in 2025 from a change in the indicated assumptions are as follows:

	Change in Rate	Impact on Net Periodic Benefit Cost	Impact on Projected Benefit Obligations
		(In $ millions)
U.S. Pension Benefits
Decrease in the discount rate	0.5%	(5)	74
Decrease in the long-term expected rate of return on plan assets(1)	0.5%	9	N/A
Non-U.S. Pension Benefits
Decrease in the discount rate	0.5%	(1)	55
Decrease in the long-term expected rate of return on plan assets	0.5%	3	N/A
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
•Foreign Currency Forwards and Swaps
A portion of our assets, liabilities, net sales and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in the value of these currencies against the U.S. dollar can have a direct and material impact on the business and financial results. Our largest exposures are to the euro and Chinese yuan ("CNY"). A decline in the value of the euro and CNY versus the U.S. dollar results in a decline in the U.S. dollar value of our sales and earnings denominated in euro and CNY. Likewise, an increase in the value of the euro and CNY versus the U.S. dollar would result in an opposite effect. We estimate that a 10% change in the euro/U.S. dollar and CNY/U.S. dollar exchange rates would impact our earnings for the year ended December 31, 2024 by $26 million and $55 million, respectively.
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
Item 9A.  Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report. Based on that evaluation, as of December 31, 2024, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows on page 64.
Item 9B.  Other Information
(c) Trading Plans
During the three months ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans or "non-Rule 10b5-1 trading arrangements" as defined in Item 408 of Regulation S-K.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference from the subsections of "Governance," captioned "Item 1: Election of Directors," "Director Nominees," "Board and Committee Governance," "Additional Governance Matters" and the sections "Stock Ownership Information" and "Questions and Answers — Company Documents, Communications and Shareholder Proposals" sections of the Company's definitive proxy statement for the 2025 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2025 Proxy Statement"). With regard to the information required by this Item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in the 2025 Proxy Statement under "Delinquent Section 16(a) Reports" and such disclosure, if any, is incorporated herein by reference. Information about executive officers of the Company is contained in Part I of this Annual Report. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
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
Item 11.  Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the section "Governance – Director Compensation" and the subsections of "Executive Compensation" captioned "Compensation Discussion and Analysis," "Compensation Risk Assessment," "Compensation and Management Development Committee Report," "Compensation Tables," "CEO Pay Ratio" and "Pay Versus Performance" of the 2025 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information with respect to beneficial ownership and equity compensation plans required by this Item 12 is incorporated herein by reference from the subsections of "Stock Ownership Information" captioned "Principal Shareholders and Beneficial Owners" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2025 Proxy Statement.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the "Governance — Director Independence and Related Person Transactions" section of the 2025 Proxy Statement.
Item 14.  Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor Firm ID: 185.
The information required by this Item 14 is incorporated herein by reference from the "Audit Matters — Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm" section of the 2025 Proxy Statement.

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

3.1(d)
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Celanese Corporation dated as of May 13, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 15, 2024).

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

4.5
Tenth Supplemental Indenture, dated as of August 5, 2021, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.6
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

4.7
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

4.8
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

4.9
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

10.1(c)
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

10.1(d)
Fourth Amendment to Credit Agreement, dated as of February 17, 2025, by and among Celanese Corporation, Celanese US Holdings LLC, Celanese Europe B.V., the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Credit Agreement dated as of March 18, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 18, 2025).

Exhibit Number
Description

10.2
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

10.2(d)
Fourth Amendment to Credit Agreement, dated as of November 1, 2024, by and among Celanese Corporation, Celanese US Holdings LLC, the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Term Loan Credit Agreement dated as of March 18, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 4, 2024).

10.2(e)
Fifth Amendment to Credit Agreement, dated as of February 17, 2025, by and among Celanese Corporation, Celanese US Holdings LLC, the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Term Loan Credit Agreement dated as of March 18, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 18, 2025).

10.3
Term Loan Credit Agreement, date as of November 1, 2024, by and among Celanese Corporation, Celanese US Holdings LLC, each lender from time to time party thereto, and Bank of America N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 4, 2024).

10.3(a)
First Amendment to Credit Agreement, dated as of February 17, 2025, by and among Celanese Corporation, Celanese US Holdings LLC, each lender party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Term Loan Credit Agreement dated as of November 1, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 18, 2025).

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

Exhibit Number
Description

10.6‡	Celanese Corporation 2009 Employee Stock Purchase Program (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on April 23, 2009).

10.7‡
Celanese Corporation Amended and Restated 2018 Global Incentive Plan, effective as of April 20, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 25, 2023).

10.8(a)‡	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2022).

10.8(b)‡
Form of 2022 Performance-Based Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2022).

10.8(c)‡	Form of 2022 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2022).

10.8(d)‡
Form of 2022 Time-Based Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2022).

10.8(e)‡
Form of 2022 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on July 29, 2022).

10.8(f)‡	Form of 2023 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023).

10.8(g)‡
Form of 2023 Performance-Based Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023).

10.8(h)‡	Form of 2023 Time-Based Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023).

10.8(i)‡	Form of 2023 Time-Based Stock Option Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023).

10.8(j)‡
Form of 2023 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 8, 2023).

10.8(k)‡	Form of 2024 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2024).

10.8(l)‡
Form of 2024 Performance-Based Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2024).

10.8(m)‡	Form of 2024 Time-Based Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2024).

10.8(n)‡	Form of 2024 Time-Based Stock Option Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2024).

10.8(o)‡
Form of 2024 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024).

10.9(a)‡	Executive Severance Benefits Plan, amended effective February 6, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 12, 2013).

10.9(b)‡	Executive Severance Benefits Plan, amended effective October 18, 2017 (incorporated by reference to Exhibit 10.9(b) the Annual Report on Form 10-K filed with the SEC on February 9, 2018).

10.9(c)‡	Executive Severance Benefits Plan, amended effective February 5, 2020 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.10‡	Designated Roles Member Severance Benefits Plan dated December 9, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 12, 2024).

10.11(a)*‡	Agreement and General Release, dated December 27, 2024 between Celanese Corporation and Lori J. Ryerkerk.

10.11(b)‡
Offer Letter, dated December 9, 2024, between Celanese Corporation and Scott A. Richardson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2024).

Exhibit Number
Description

10.12(a)‡
Form of Amended and Restated Change in Control Agreement between Celanese Corporation and Lori J. Ryerkerk (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.12(b)‡
Amended and Restated Change in Control Agreement between Celanese Corporation and Scott A. Richardson (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 9, 2024).

10.12(c)‡
Form of Amended and Restated Change in Control Agreement between Celanese Corporation and participant, together with a schedule identifying each of the executive officers with substantially identical agreements (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.12(c).1*‡	Amended Schedule of Participants to Form of Non-CEO Amended and Restated Change in Control Agreement.

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

10.14(a)‡
Amendment Number One to the Celanese Americas Supplemental Retirement Savings Plan, as amended and restated effective January 1, 2014, dated December 28, 2020 (incorporated by reference to Exhibit 10.11(a) to the Annual Report on Form 10-K filed with the SEC on February 11, 2021).

10.15‡
Celanese Americas Supplemental Retirement Pension Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the SEC on February 6, 2020).

10.15(a)‡
First Amendment to the Celanese Americas Supplemental Retirement Pension Plan, as amended and restated effective January 1, 2009, dated as of July 22, 2013 (incorporated by reference to Exhibit 10.15(a) to the Annual Report on Form 10-K filed with the SEC on February 6, 2020).

10.15(b)‡
Amendment Number Two to the Celanese Americas Supplemental Retirement Pension Plan, as amended and restated effective January 1, 2009, dated as of February 5, 2020 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020).

10.16*‡	Summary of Non-Employee Director Compensation.

19.1*	Insider Trading Policy and Procedures.

21.1*	List of Subsidiaries of Celanese Corporation.

22.1*	List of Guarantor Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm of Celanese Corporation, KPMG LLP.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Celanese Corporation Incentive-Based Compensation Recoupment (Clawback) Policy.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

Exhibit Number
Description

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ SCOTT A. RICHARDSON
Name:	Scott A. Richardson
Title:	President, Chief Executive Officer and Director

Date:	February 21, 2025
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chuck B. Kyrish and Aaron M. McGilvray, and each of them, his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that any such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that such said attorney-in-fact, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT A. RICHARDSON	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2025
Scott A. Richardson

/s/ CHUCK B. KYRISH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2025
Chuck B. Kyrish

/s/ AARON M. MCGILVRAY	Vice President, Finance, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2025
Aaron M. McGilvray

/s/ BRUCE E. CHINN	Director	February 21, 2025
Bruce E. Chinn

/s/ EDWARD G. GALANTE	Chairman of the Board of Directors	February 21, 2025
Edward G. Galante

/s/ TIMOTHY GO	Director	February 21, 2025
Timothy Go

/s/ KATHRYN M. HILL	Director	February 21, 2025
Kathryn M. Hill

/s/ DAVID F. HOFFMEISTER	Director	February 21, 2025
David F. Hoffmeister

Signature	Title	Date

/s/ JAY V. IHLENFELD	Director	February 21, 2025
Jay V. Ihlenfeld

/s/ DEBORAH J. KISSIRE	Director	February 21, 2025
Deborah J. Kissire

/s/ CHRISTOPHER KUEHN	Director	February 21, 2025
Christopher Kuehn

/s/ MICHAEL KOENIG	Director	February 21, 2025
Michael Koenig

/s/ GANESH MOORTHY	Director	February 21, 2025
Ganesh Moorthy

/s/ KIM K.W. RUCKER	Director	February 21, 2025
Kim K.W. Rucker

CELANESE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Celanese Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Celanese Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of the Company's application of multinational income tax regulations
As discussed in Note 15 to the consolidated financial statements, the Company recorded $510 million of income tax provision for the year ended December 31, 2024. Because of its multinational presence, the Company's effective income tax rate and related income tax attributes are significantly impacted by tax regulations in certain operating locations. As a result, the Company continuously monitors, evaluates, and responds to these impacts.
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
Assessment of goodwill for impairment
As discussed in Notes 2 and 9 to the consolidated financial statements, the Company tests goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may not be fully recoverable. The Company's goodwill impairment test uses a weighting of the income and market approach to estimate a reporting unit's fair value. The income approach is based on a discounted cash flow analysis and involves the use of assumptions, including projections of revenues and expenses, revenue growth rates, and the selection of discount rates. In the fourth quarter of 2024, the Company recorded an impairment of goodwill in the engineered materials reporting unit of $1,517 million. The total goodwill balance as of December 31, 2024 was $5,387 million, of which $5,025 million relates to the engineered materials reporting unit.
We identified the evaluation of the fair value of the engineered materials reporting unit as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the key assumptions used in the discounted cash flow analysis used to estimate the fair value of the engineered materials reporting unit. Specifically, minor changes to key assumptions, including projected revenue, revenue growth rates and the discount rate, could have had a significant effect on the Company's assessment of the fair value of the reporting unit. Additionally, the use of professionals with specialized skills and knowledge was required to assess these key assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's goodwill impairment process. This included controls related to the determination of the estimated fair value of the reporting unit and the development of the key assumptions. We evaluated the projected revenue by comparing it to the historical results of the reporting unit and assessing the impacts of internal and/or external economic factors. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the revenue growth rates by comparing them with projected revenue growth rates of peer companies based on publicly available market data
•evaluating the discount rate by comparing it to a discount rate that was independently developed using publicly available market data for comparable companies.
/s/ KPMG LLP
We have served as the Company's auditor since 2004.
Dallas, Texas
February 21, 2025

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(In $ millions, except share and per share data)
Net sales	10,280	10,940	9,673
Cost of sales	(7,924)	(8,337)	(7,293)
Gross profit	2,356	2,603	2,380
Selling, general and administrative expenses	(1,030)	(1,075)	(824)
Amortization of intangible assets	(159)	(164)	(62)
Research and development expenses	(130)	(146)	(112)
Other (charges) gains, net	(1,744)	(68)	(8)
Foreign exchange gain (loss), net	24	32	(1)
Gain (loss) on disposition of businesses and assets, net	(14)	505	5
Operating profit (loss)	(697)	1,687	1,378
Equity in net earnings (loss) of affiliates	196	102	220
Non-operating pension and other postretirement employee benefit (expense) income	(20)	(69)	17
Interest expense	(676)	(720)	(405)
Refinancing expense	—	(7)	—
Interest income	33	39	69
Dividend income - equity investments	128	126	133
Other income (expense), net	40	25	9
Earnings (loss) from continuing operations before tax	(996)	1,183	1,421
Income tax (provision) benefit	(510)	790	489
Earnings (loss) from continuing operations	(1,506)	1,973	1,910
Earnings (loss) from operation of discontinued operations	(10)	(12)	(9)
Income tax (provision) benefit from discontinued operations	2	3	1
Earnings (loss) from discontinued operations	(8)	(9)	(8)
Net earnings (loss)	(1,514)	1,964	1,902
Net (earnings) loss attributable to noncontrolling interests	(8)	(4)	(8)
Net earnings (loss) available to Celanese Corporation	(1,522)	1,960	1,894
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	(1,514)	1,969	1,902
Earnings (loss) from discontinued operations	(8)	(9)	(8)
Net earnings (loss)	(1,522)	1,960	1,894
Earnings (loss) per common share - basic
Continuing operations	(13.86)	18.09	17.55
Discontinued operations	(0.07)	(0.08)	(0.07)
Net earnings (loss) - basic	(13.93)	18.01	17.48
Earnings (loss) per common share - diluted
Continuing operations	(13.86)	18.00	17.41
Discontinued operations	(0.07)	(0.08)	(0.07)
Net earnings (loss) - diluted	(13.93)	17.92	17.34
Weighted average shares - basic	109,273,779	108,848,962	108,380,082
Weighted average shares - diluted	109,273,779	109,379,664	109,235,376
See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022
	(In $ millions)
Net earnings (loss)	(1,514)	1,964	1,902
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(99)	(213)	(217)
Gain (loss) on derivative hedges	—	(6)	21
Pension and postretirement benefits	(5)	(7)	7
Total other comprehensive income (loss), net of tax	(104)	(226)	(189)
Total comprehensive income (loss), net of tax	(1,618)	1,738	1,713
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(4)	(8)
Comprehensive income (loss) attributable to Celanese Corporation	(1,624)	1,734	1,705
See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	962	1,805
Trade receivables - third party and affiliates	1,121	1,243
Non-trade receivables, net	493	541
Inventories	2,284	2,357
Other assets	285	272
Total current assets	5,145	6,218
Investments in affiliates	1,217	1,220
Property, plant and equipment (net of accumulated depreciation - 2024: $4,562; 2023: $4,080)	5,273	5,584
Operating lease right-of-use assets	388	422
Deferred income taxes	1,251	1,677
Other assets	555	524
Goodwill	5,387	6,977
Intangible assets, net	3,641	3,975
Total assets	22,857	26,597
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,501	1,383
Trade payables - third party and affiliates	1,228	1,510
Other liabilities	1,120	1,154
Income taxes payable	4	25
Total current liabilities	3,853	4,072
Long-term debt, net of unamortized deferred financing costs	11,078	12,301
Deferred income taxes	933	999
Uncertain tax positions	286	300
Benefit obligations	396	457
Operating lease liabilities	294	325
Other liabilities	408	591
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2024 and 2023: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2024: 170,827,196 issued and 109,327,556 outstanding; 2023: 170,476,740 issued and 108,906,426 outstanding)	—	—
Treasury stock, at cost (2024: 61,499,640 shares; 2023: 61,570,314 shares)	(5,486)	(5,488)
Additional paid-in capital	409	394
Retained earnings	11,100	12,929
Accumulated other comprehensive income (loss), net	(848)	(744)
Total Celanese Corporation shareholders' equity	5,175	7,091
Noncontrolling interests	434	461
Total equity	5,609	7,552
Total liabilities and equity	22,857	26,597
See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	108,906,426	—	108,473,932	—	108,023,735	—
Stock option exercises	10,088	—	968	—	—	—
Stock awards	411,042	—	431,526	—	450,197	—
Balance as of the end of the period	109,327,556	—	108,906,426	—	108,473,932	—
Treasury Stock
Balance as of the beginning of the period	61,570,314	(5,488)	61,661,493	(5,491)	61,736,289	(5,492)
Issuance of treasury stock under stock plans	(70,674)	2	(91,179)	3	(74,796)	1
Balance as of the end of the period	61,499,640	(5,486)	61,570,314	(5,488)	61,661,493	(5,491)
Additional Paid-In Capital
Balance as of the beginning of the period		394		372		333
Stock-based compensation, net of tax		14		22		39
Stock option exercises, net of tax		1		—		—
Balance as of the end of the period		409		394		372
Retained Earnings
Balance as of the beginning of the period		12,929		11,274		9,677
Net earnings (loss) attributable to Celanese Corporation		(1,522)		1,960		1,894
Common stock dividends		(307)		(305)		(297)
Balance as of the end of the period		11,100		12,929		11,274
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(744)		(518)		(329)
Other comprehensive income (loss), net of tax		(104)		(226)		(189)
Balance as of the end of the period		(848)		(744)		(518)
Total Celanese Corporation shareholders' equity		5,175		7,091		5,637
Noncontrolling Interests
Balance as of the beginning of the period		461		468		348
Net earnings (loss) attributable to noncontrolling interests		8		4		8
Other comprehensive income (loss), net of tax		(2)		—		—
Distributions/dividends to noncontrolling interests		(33)		(11)		(13)
Acquisition of noncontrolling interests		—		—		125
Balance as of the end of the period		434		461		468
Total equity		5,609		7,552		6,105
See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In $ millions)
Operating Activities
Net earnings (loss)	(1,514)	1,964	1,902
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	1,639	15	14
Depreciation, amortization and accretion	823	739	478
Pension and postretirement net periodic benefit cost	6	13	(85)
Pension and postretirement contributions	(54)	(49)	(48)
Actuarial (gain) loss on pension and postretirement plans	37	66	81
Pension curtailments and settlements, net	(9)	1	—
Deferred income taxes, net	216	(967)	(835)
(Gain) loss on disposition of businesses and assets, net	13	(501)	(8)
Stock-based compensation	32	40	60
Undistributed earnings in unconsolidated affiliates	(33)	55	(3)
Other, net	19	9	11
Operating cash provided by (used in) discontinued operations	(5)	(2)	(28)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	92	105	218
Inventories	11	398	(253)
Other assets	(10)	277	(13)
Trade payables - third party and affiliates	(234)	20	(84)
Other liabilities	(63)	(284)	412
Net cash provided by (used in) operating activities	966	1,899	1,819
Investing Activities
Capital expenditures on property, plant and equipment	(435)	(568)	(543)
Acquisitions, net of cash acquired	—	52	(10,589)
Proceeds from sale of businesses and assets, net	—	480	48
Settlement of cross-currency swap agreement	17	—	—
Other, net	(52)	(98)	(57)
Net cash provided by (used in) investing activities	(470)	(134)	(11,141)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	15	(278)	36
Proceeds from short-term borrowings	160	452	500
Repayments of short-term borrowings	(418)	(603)	—
Proceeds from long-term debt	328	3,001	10,769
Repayments of long-term debt	(1,033)	(3,660)	(526)
Purchases of treasury stock, including related fees	—	—	(17)
Stock option exercises	1	—	—
Common stock dividends	(307)	(305)	(297)
Distributions/dividends to noncontrolling interests	(33)	(11)	(13)
Issuance cost of bridge facility	—	—	(63)
Other, net	(26)	(52)	(99)
Net cash provided by (used in) financing activities	(1,313)	(1,456)	10,290
Exchange rate effects on cash and cash equivalents	(26)	(12)	4
Net increase (decrease) in cash and cash equivalents	(843)	297	972
Cash and cash equivalents as of beginning of period	1,805	1,508	536
Cash and cash equivalents as of end of period	962	1,805	1,508
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
2. Summary of Accounting Policies
Critical Accounting Policies
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
The Company assesses the recoverability of the carrying amount of its reporting unit goodwill and other indefinite-lived intangible assets either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of the carrying amount of goodwill is measured at the reporting unit level. The Company assesses the recoverability of finite-lived intangible assets in the same manner as for property, plant and equipment. Impairment losses are generally recorded in Other (charges) gains, net in the consolidated statements of operations.
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
In performing a quantitative analysis of goodwill, the Company measures the recoverability of goodwill for each reporting unit using the income approach based on a discounted cash flow model incorporating discount rates commensurate with the risks involved or a combination of the income approach and the market approach using the guideline public company method, which is classified as a Level 3 fair value measurement. The key assumptions used in the discounted cash flow valuation model include discount rates, revenue growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, revenue growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the weighted average cost of capital ("WACC") considering any differences in company-specific risk factors. Revenue growth rates and cash flow projections are based on historical trends and expected growth drivers such as macroeconomic trends in the industries and territories in which the reporting units operate. The Company may engage third-party valuation consultants to assist with this process.
Management tests other indefinite-lived intangible assets for impairment quantitatively utilizing the relief from royalty method under the income approach to determine the estimated fair value for each indefinite-lived intangible asset, which is classified as a Level 3 fair value measurement. The relief from royalty method estimates the Company's theoretical royalty savings from ownership of the intangible asset. The key assumptions used in this model include discount rates, royalty rates, revenue growth rates, tax rates, sales projections and terminal value rates. Discount rates, royalty rates, revenue growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the WACC considering any differences in company-specific risk factors. Royalty rates are established by management and are periodically substantiated by third-party valuation consultants. Revenue growth rates and sales projections are based on historical trends and expected growth drivers such as macroeconomic trends in the industries and territories in which the indefinite-lived intangible assets operate. Tax rates consider the operating structure of the Company and tax rates in jurisdictions in which the indefinite-lived intangible assets operate.
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
The Company applies the long-term expected rate of return to the fair value of plan assets and immediately recognizes in operating results the change in fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is required to be remeasured. Events requiring a plan remeasurement will be recognized in the quarter in which such remeasurement event occurs. The remaining components of pension and other postretirement plan net periodic benefit costs are recorded on a monthly basis.
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
In the U.S., the rate used to discount pension and other postretirement benefit plan liabilities is based on a yield curve developed from market data of approximately 400 Aa-grade non-callable bonds (unless accompanied by a make whole provision) at the measurement date. This yield curve has discount rates that vary based on the duration of the obligations. The estimated future cash flows for the pension and other benefit obligations were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.

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
The equity and debt securities objectives are to provide diversified exposure across the U.S. and global equity and fixed income markets, and to manage the risks and returns of the plans through the use of multiple managers and strategies. The fixed income strategies are designed to reduce liability-related interest rate risk by investing in bonds that match the duration and credit quality of the plan liabilities where possible.
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
The Company has a joint venture, Fairway Methanol LLC ("Fairway"), with Mitsui & Co., Ltd., of Tokyo, Japan ("Mitsui"), in which the Company owns 50% of Fairway, for the production of methanol at the Company's integrated chemical plant in Clear Lake, Texas. Fairway is a VIE in which the Company is the primary beneficiary. Accordingly, the Company consolidates the venture and records a noncontrolling interest for the share of the venture owned by Mitsui. Fairway is included in the Company's Acetyl Chain segment. As of December 31, 2024 and 2023, the carrying amount of the total assets associated with

Fairway included in the consolidated balance sheets were $574 million and $626 million, respectively, made up primarily of $491 million and $529 million, respectively, of property, plant and equipment.
The Company holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as finance lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of December 31, 2024 and 2023 was $208 million, related primarily to the recovery of capital expenditures for certain property, plant and equipment.
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
Definite-lived Intangible Assets
Customer-related intangible assets and other intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range from eight to 30 years.
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
The Company entered into cross-currency swaps to synthetically convert certain United States dollar ("USD") borrowings to euro ("EUR") borrowings in 2019 and 2022. The cross-currency swap agreements are designated as a net investment hedge. Accordingly, to the extent the net investment hedges are effective, changes in the fair value of the cross-currency swap are included in foreign currency translation within Accumulated other comprehensive income (loss), net in the consolidated balance sheets. Gains and losses are reclassified to earnings in the period the hedged investment is sold or liquidated.
The Company entered into cross-currency swaps to effectively convert certain USD borrowings to Japanese yen ("JPY") and EUR borrowings in 2023. The cross-currency swap agreements were designated as fair value hedges. Accordingly, to the extent the fair value hedges are effective, changes in the fair value attributable to changes in the excluded components are included in gain (loss) from fair value hedges within Accumulated other comprehensive income (loss), net in the consolidated balance sheets. The value of the excluded components is recognized in earnings using a systematic and rational method by accruing the current-period swap settlements into earnings each reporting period.
The Company entered into cross-currency swaps to synthetically convert certain USD borrowings to Chinese yuan ("CNY") borrowings in 2024. The cross-currency swap agreements are designated as a net investment hedge. Accordingly, to the extent the net investment hedges are effective, changes in the fair value of the cross-currency swap are included in foreign currency translation within Accumulated other comprehensive income (loss), net in the consolidated balance sheets. Gains and losses are reclassified to earnings in the period the hedged investment is sold or liquidated.
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
The majority of the Company's revenue is derived from contracts (i) with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount in which it has the right to invoice as product is delivered. The Company has elected the practical expedient not to disclose the value of remaining performance obligations associated with these types of contracts. However, the Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of December 31, 2024, the Company had $936 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $451 million of its remaining performance obligations as Net sales in 2025, $249 million in 2026, $128 million in 2027 and the balance thereafter.
The Company has certain contracts which contain performance obligations which are immaterial in the context of the contract with the customer. The Company has elected the practical expedient not to assess whether these promised goods or services are performance obligations.
•Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Current and Noncurrent Other liabilities in the consolidated balance sheets.
The Company does not have any material contract assets as of December 31, 2024.
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
3. Recent Accounting Pronouncements
The following table provides a brief description of recent Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") and final rules issued by the Securities and Exchange Commission ("SEC"):

Standard/Final Rule	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE) and on January 6, 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date.
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
		Effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

Standard/Final Rule	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

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
		Phased-in and effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The SEC stayed the effectiveness of the final rule in April 2024 pending judicial review.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures.	The new guidance requires an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the guidance requires an entity to disclose annual income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and disaggregate the information by jurisdiction based on a quantitative threshold. The guidance also requires an entity to disclose income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign and income tax expense (benefit) from continuing operations disaggregated by federal (national), state and foreign.	Effective for annual periods beginning after December 15, 2024. Early adoption is permitted.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures.	The new guidance requires an entity to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within segment profit or loss, as well as an amount of other segment items by reportable segment and a description of its composition. Additionally, the guidance requires an entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption.	Effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted.	The Company adopted the new guidance effective for the year ended December 31, 2024. The adoption of the new guidance did not have a material impact to the Company.

4. Acquisitions, Dispositions and Plant Closures
Acquisitions
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
The following unaudited pro forma financial information presents the consolidated results of operations as if the M&M Acquisition had occurred at the beginning of 2021. M&M's pre-acquisition results have been added to the Company's historical results. The pro forma results contained in the table below include adjustments for (i) increased depreciation expense as a result of acquisition date fair value adjustments, (ii) amortization of acquired intangibles, (iii) interest expense and amortization of debt issuance costs of $366 million related to borrowings entered into during the year ended December 31, 2022 and the issuance of $9.0 billion of senior unsecured notes registered under the Securities Act in July 2022 as if these had taken place at the beginning of 2021 for the year ended December 31, 2022, and (iv) net total inventory step up of inventory amortized to Cost of sales of $66 million for the year ended December 31, 2022.
These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations as they would have been had the acquisition occurred on the assumed date, nor are they necessarily an indication of future operating results.

Year Ended December 31,
2022
(In $ millions)
Unaudited Consolidated Pro Forma Results
Proforma Net sales	12,614
Proforma Earnings (loss) from continuing operations before tax	888
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
•Nutrinova Joint Venture
In September 2023, the Company formed a food ingredients joint venture with Mitsui under the name Nutrinova. The Company contributed receivables, inventory, property, plant and equipment, certain other assets, liabilities, technology and employees of its food ingredients business while retaining a 30% interest in the joint venture. Mitsui acquired the remaining 70% interest in the food ingredients business for a purchase price of $503 million, subject to transaction adjustments. The Company is accounting for its interest in the joint venture as an equity method investment, and its portion of the results continues to be included in the Engineered Materials segment. A gain on the transaction of $515 million was included in Gain (loss) on disposition of businesses and assets, net in the consolidated statements of operations for the year ended December 31, 2023.

Plant Closures
•Uentrop, Germany
In October 2023, the Company announced the intended closure of its Polyamide 66 ("PA66") and High-Performance Nylon ("HPN") polymerization units at its facility in Uentrop, Germany to optimize production costs across its global network. These operations are included in the Company's Engineered Materials segment. The Company fully ceased operation of the PA66 polymerization unit and partially ceased operation of the HPN polymerization units during the year ended December 31, 2024.
The exit and shutdown costs related to the closure of the PA66 and HPN polymerization units in Uentrop, Germany were as follows:

Year Ended December 31,
2024
(In $ millions)
Restructuring(1)	16
Accelerated depreciation expense(2)	36
Total	52
______________________________
(1)Included in Other (charges) gains, net in the consolidated statements of operations (Note 24).
(2)Included in Cost of sales in the consolidated statements of operations.
•Mechelen, Belgium
On February 29, 2024, the Company announced the intended closure of its facility in Mechelen, Belgium to optimize production costs across its global network. This operation is included in the Company's Engineered Materials segment. The Company fully ceased operations during the year ended December 31, 2024.
The exit and shutdown costs related to the closure of the facility in Mechelen, Belgium were as follows:

Year Ended December 31,
2024
(In $ millions)
Restructuring(1)	55
Accelerated depreciation expense(2)	35
Total	90
______________________________
(1)Included in Other (charges) gains, net in the consolidated statements of operations (Note 24).
(2)Included in Cost of sales in the consolidated statements of operations.
The Company expects to incur additional exit and shutdown costs related to the closure of the facility in Mechelen, Belgium of approximately $20 million, inclusive of estimated employee termination costs, through 2028.
5. Receivables, Net

	As of December 31,
	2024	2023
	(In $ millions)
Trade receivables - third party and affiliates	1,137	1,255
Allowance for doubtful accounts - third party and affiliates	(16)	(12)
Trade receivables - third party and affiliates, net	1,121	1,243

	As of December 31,
	2024	2023
	(In $ millions)
Non-income taxes receivable	266	270
Income taxes receivable	53	57
Other(1)	174	214
Non-trade receivables, net	493	541
____________________________
(1)Includes $42 million of non-trade receivables related to the M&M Acquisition as of December 31, 2023.
6. Inventories

	As of December 31,
	2024	2023
	(In $ millions)
Finished goods	1,605	1,604
Work-in-process	119	160
Raw materials and supplies	560	593
Total	2,284	2,357
7. Investments in Affiliates
Entities in which the Company has an investment accounted for under the equity method of accounting or equity investments without readily determinable fair values are considered affiliates; any transactions or balances with such companies are considered affiliate transactions.
Equity Method
In September 2023, the Company formed a food ingredients joint venture with Mitsui under the name Nutrinova. The Company accounted for its interest in the joint venture as an equity method investment. See Note 4 for additional information.
As a part of the M&M Acquisition, the Company acquired certain equity method investments and ownership interests.
The Company has ownership interests in 14 equity method investments ranging from 22% to 50% at December 31, 2024.
Equity method investments by business segment are as follows:

	Carrying Value as of December 31,		Share of Earnings (Loss) Year Ended December 31,			Dividends and Other Distributions Year Ended December 31,
	2024	2023	2024	2023	2022	2024	2023	2022
	(In $ millions)
Engineered Materials(1)	893	898	182	88	209	(149)	(145)	(204)
Other Activities	56	56	14	14	11	(11)	(12)	(13)
Total	949	954	196	102	220	(160)	(157)	(217)
____________________________
(1)Engineered Materials includes an equity method investment with losses in excess of its carrying amount due to the Company's guarantee of various debt obligations under agreements with third parties related to an equity affiliate (Note 19). This equity method investment was recorded in Current Other liabilities (Note 10) as of December 31, 2024 and 2023.

Equity Investments Without Readily Determinable Fair Values
The Company has ownership interests in 4 equity investments without readily determinable fair values ranging from 8% to 31% at December 31, 2024.
Equity investments without readily determinable fair values by business segment are as follows:

	Carrying Value as of December 31,		Dividend Income for the Year Ended December 31,
	2024	2023	2024	2023	2022
	(In $ millions)
Engineered Materials
Acetyl Chain	165	165	127	125	132
Other Activities	5	5	1	1	1
Total	170	170	128	126	133
Transactions with Affiliates
The Company owns manufacturing facilities at the InfraServ location in Frankfurt am Main-Hoechst, Germany and has contractual agreements with its InfraServ equity affiliates and certain other equity affiliates and investees accounted for at cost less impairment, adjusted for observable price changes for an identical or similar investment of the same issuer. These contractual agreements primarily relate to energy purchases, site services and purchases of product for consumption and resale.
Transactions and balances with affiliates are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In $ millions)
Purchases	452	490	590
Sales and other credits	89	212	72

	As of December 31,
	2024	2023
	(In $ millions)
Trade receivables	11	7
Non-trade receivables	30	40
Current notes receivables	65	57
Total due from affiliates	106	104

Short-term borrowings(1)	37	23
Trade payables	25	52
Current Other liabilities	34	34
Total due to affiliates	96	109
______________________________
(1)The Company has agreements with certain affiliates whereby excess affiliate cash is lent to and managed by the Company at variable interest rates governed by those agreements.

8. Property, Plant and Equipment, Net

	As of December 31,
	2024	2023
	(In $ millions)
Land	240	260
Land improvements	91	85
Buildings and building improvements	1,059	1,082
Machinery and equipment	7,745	7,157
Construction in progress	700	1,080
Gross asset value	9,835	9,664
Accumulated depreciation	(4,562)	(4,080)
Net book value	5,273	5,584
Assets under finance leases, net, included in the amounts above were $119 million and $154 million as of December 31, 2024 and 2023, respectively.
Capitalized interest costs and depreciation expense are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In $ millions)
Capitalized interest	30	37	18
Depreciation expense	640	540	399
During 2024, 2023 and 2022, certain long-lived assets were impaired (Note 24).
9. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2022	6,775	367	7,142
Acquisitions (Note 4)	(107)	—	(107)
Dispositions (Note 4)	(80)	—	(80)
Exchange rate changes	14	8	22
As of December 31, 2023(1)	6,602	375	6,977
Impairment losses	(1,517)	—	(1,517)
Exchange rate changes	(60)	(13)	(73)
As of December 31, 2024(1)	5,025	362	5,387
______________________________
(1)Includes accumulated impairment losses of $1.5 billion in the Engineered Materials segment as of December 31, 2024. There were no accumulated impairment losses as of December 31, 2023.
The Company assesses the recoverability of the carrying amount of its reporting unit goodwill either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.
During the three months ended September 30, 2024, the Company completed qualitative evaluations on its reporting units, with the exception of the engineered materials reporting unit, and concluded that it was more likely than not that the fair value of these reporting units exceeded their carrying value. The engineered materials reporting unit was tested quantitatively as the

Company experienced decreased demand, identified near-term negative trends in the automotive and industrial end-markets and experienced other challenging current macroeconomic conditions during the three months ended September 30, 2024.
Based on the quantitative test, the estimated fair value of the engineered materials reporting unit exceeded the carrying amount of its underlying assets. Therefore, the Company did not record an impairment loss to goodwill during the nine months ended September 30, 2024. Although no impairment of the engineered materials reporting unit was identified during the nine months ended September 30, 2024, the estimated fair value exceeded its carrying value by less than 10% as of September 30, 2024.
During the three months ended December 31, 2024, the Company experienced a significant and sustained decrease in the Company's share price. Further, due to extended weakness in the macroeconomic environment, specifically the auto and industrial end-markets, which deepened general demand softness during the three months ended December 31, 2024, thereby impacting pricing and volume, the Company updated its engineered materials reporting unit forecast model for the 2025 fiscal year which showed additional deterioration in the projected financial results for the 2025 fiscal year compared to the analyses prepared during the three months ended September 30, 2024. While the long-term projections beyond 2025 include recovery, the lower projections in 2025 do have an impact on the forecast model beyond 2025 by applying forecasted growth rates to a lower anticipated 2025 base revenue. The updated 2025 projections continue to reflect industry wide challenges including demand softness across the majority of end uses resulting in lower pricing. Based on the sustained decrease in the share price and updated projections, the Company determined that there were indicators that the engineered materials reporting unit's goodwill may be impaired and, accordingly, performed an interim quantitative test of the engineered materials reporting unit during the three months ended December 31, 2024. The results of the test determined that the carrying amount of the engineered materials reporting unit exceeded its estimated fair value primarily due to the downward adjustments in the forecast model, as well as an increase in the discount rate. As such, the Company recorded a non-cash goodwill impairment loss of $1.5 billion in Other charges (gains), net (Note 24) within the Engineered Materials segment.
The quantitative evaluations of the engineered materials reporting unit were performed using an equal weighting of the income approach based on the discounted estimated future cash flows of the reporting unit and market approach using the guideline public company method. The key assumptions used in the discounted cash flow valuation model include the discount rate, revenue growth rate, tax rate, cash flow projections and terminal value rate. The discount rates were based on market participant data, including the Company's weighted average cost of capital adjusted for risks specific to the reporting unit. The revenue growth rates and cash flow projections were based on historical trends and expected growth drivers such as macroeconomic trends in the industries and territories in which the reporting unit operates. The tax rates considered the operating structure of the reporting unit and tax rates in jurisdictions in which the reporting unit operates. A terminal value rate was applied to the final year of the projected periods to reflect continued stable, perpetual growth. Under the market approach, the Company utilized earnings multiples for public companies similar to the engineered materials reporting unit adjusted for a control premium.
While the Company believes the assumptions used in the impairment tests were reasonable, changes in market conditions or key assumptions made in future quantitative tests, including discount rates, revenue growth rates, tax rates, cash flow projections and terminal value rates, could negatively impact the results of future impairment testing for any of the Company's reporting units and could result in the recognition of additional impairment charges. Such charges could be material to the statements of operations and balance sheets in the period(s) recorded.
No events or changes in circumstances occurred during the three months ended December 31, 2024 that indicated the fair values of the Company's remaining reporting units were reduced below their carrying amounts. Accordingly, no additional impairment analysis was performed during that period.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2022	42	2,455	601	55	3,153
Disposition (Note 4)	—	(60)	(1)	—	(61)
Exchange rate changes	(1)	42	1	—	42
As of December 31, 2023	41	2,437	601	55	3,134
Exchange rate changes	(1)	(31)	(14)	—	(46)
As of December 31, 2024	40	2,406	587	55	3,088
Accumulated Amortization
As of December 31, 2022	(39)	(567)	(50)	(40)	(696)
Amortization	—	(120)	(43)	(1)	(164)
Disposition (Note 4)	—	59	1	—	60
Exchange rate changes	1	(11)	(3)	(1)	(14)
As of December 31, 2023	(38)	(639)	(95)	(42)	(814)
Amortization	—	(116)	(42)	(1)	(159)
Exchange rate changes	1	27	3	—	31
As of December 31, 2024	(37)	(728)	(134)	(43)	(942)
Net book value	3	1,678	453	12	2,146
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2022	1,648
Dispositions (Note 4)	(14)
Exchange rate changes	21
As of December 31, 2023	1,655
Impairment losses	(117)
Exchange rate changes	(43)
As of December 31, 2024	1,495
The Company assesses the recoverability of the carrying amount of its indefinite-lived intangible assets either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.
During the three months ended September 30, 2024, the Company completed qualitative evaluations on its indefinite-lived intangible assets, with the exception of those assigned to the engineered materials reporting unit, and concluded that it was more likely than not that the fair value of these indefinite-lived intangible assets exceeded their carrying value. Indefinite-lived intangible assets assigned to the engineered materials reporting unit were tested quantitatively.
In connection with the Company's annual indefinite-lived intangible assets impairment test, the Company recorded a non-cash impairment loss of $34 million during the three months ended September 30, 2024, in Other charges (gains), net (Note 24) to impair the net book value of certain trade names, primarily Zytel®, included in the Engineered Materials segment.

Additionally, in conjunction with the goodwill impairment test in the three months ended December 31, 2024, the Company performed an interim impairment test on the indefinite-lived intangible assets assigned to the engineered materials reporting unit. The Company recorded a non-cash impairment loss of $83 million in Other charges (gains), net (Note 24) to impair the net book value of certain trade names, primarily Zytel®, included in the Engineered Materials segment.
Indefinite-lived intangible assets assigned to the engineered materials reporting unit were tested quantitatively utilizing the relief from royalty method under the income approach to determine the estimated fair value for each indefinite-lived intangible asset. The key assumptions used in this model include discount rates, royalty rates, revenue growth rates, tax rates, sales projections and terminal value rates. The discount rates were based on the Company's weighted average return on assets adjusted for risks specific to the indefinite-lived intangible assets. Royalty rates are established by management using the most recent third party valuations and are periodically substantiated by third-party valuation consultants. The revenue growth rates and sales projections were based on historical trends and expected growth drivers such as macroeconomic trends in the industries and territories in which the indefinite-lived intangible assets operate. The tax rates considered the operating structure of the Company and tax rates in jurisdictions in which the indefinite-lived intangible assets operate. A terminal value rate was applied to the final year of the projected period to reflect continued stable, perpetual growth.
While the Company believes the assumptions used in the impairment tests were reasonable, changes in market conditions or key assumptions made in future quantitative tests, including discount rates, royalty rates, revenue growth rates, tax rates, sales projections and terminal value rates, could negatively impact the results of future impairment testing and could result in the recognition of additional impairment losses. Such charges could be material to the statements of operations and balance sheets in the period(s) recorded.
No events or changes in circumstances occurred during the three months ended December 31, 2024 that indicated the carrying amount of the Company's remaining indefinite-lived intangible assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.
During the year ended December 31, 2024, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2025	162
2026	162
2027	162
2028	162
2029	157
10. Current Other Liabilities

	As of December 31,
	2024	2023
	(In $ millions)
Benefit obligations (Note 12)	25	25
Customer rebates	92	96
Derivatives (Note 17)	93	90
Interest (Note 11)	222	246
Legal (Note 19)	10	34
Operating leases (Note 16)	79	89
Restructuring (Note 24)	63	18
Salaries and benefits	166	175
Sales and use tax/foreign withholding tax payable	150	128
Investment in affiliates (Note 7)	98	96
Other	122	157
Total	1,120	1,154

11. Debt

	As of December 31,
	2024	2023
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	1,393	1,025
Short-term borrowings, including amounts due to affiliates(1)	53	146
Revolving credit facilities(2)	55	212
Total	1,501	1,383
______________________________
(1)The weighted average interest rate was 2.1% and 2.9% as of December 31, 2024 and 2023, respectively.
(2)The weighted average interest rate was 3.1% and 3.4% as of December 31, 2024 and 2023, respectively.

	As of December 31,
	2024	2023
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2024, interest rate of 3.500%	—	473
Senior unsecured notes due 2024, interest rate of 5.900%	—	527
Senior unsecured notes due 2025, interest rate of 1.250%	311	331
Senior unsecured notes due 2025, interest rate of 6.050%	1,000	1,000
Senior unsecured notes due 2026, interest rate of 1.400%	400	400
Senior unsecured notes due 2026, interest rate of 4.777%	1,040	1,105
Senior unsecured notes due 2027, interest rate of 2.125%	518	551
Senior unsecured notes due 2027, interest rate of 6.165%	2,000	2,000
Senior unsecured term loan due 2027(1)	880	880
Senior unsecured notes due 2028, interest rate of 0.625%	519	552
Senior unsecured notes due 2028, interest rate of 6.350%(2)	1,000	1,000
Senior unsecured notes due 2029, interest rate of 5.337%	519	552
Senior unsecured notes due 2029, interest rate of 6.330%	750	750
Senior unsecured notes due 2030, interest rate of 6.550%(2)	999	999
Senior unsecured notes due 2032, interest rate of 6.379%	1,000	1,000
Senior unsecured notes due 2033, interest rate of 6.700%(2)	1,000	1,000
Pollution control and industrial revenue bonds due at various dates through 2030(3)	126	127
Bank loans due at various dates through 2030(4)	320	5
Obligations under finance leases due at various dates through 2054	145	148
Subtotal	12,527	13,400
Unamortized deferred financing costs(5)	(56)	(74)
Current installments of long-term debt	(1,393)	(1,025)
Total	11,078	12,301
______________________________
(1)The interest rate was 6.047% and 6.943% as of December 31, 2024 and 2023, respectively.
(2)On November 14, 2024, S&P Global Ratings downgraded the Company's credit rating to BB+, which had the effect of increasing the interest rates by 25 basis points on the senior unsecured notes due 2028, senior unsecured notes due 2030 and senior unsecured notes due 2033 to 6.600%, 6.800% and 6.950%, respectively, effective November 15, 2024.
(3)Interest rates range from 4.1% to 5.0%.
(4)The weighted average interest rate was 2.8% and 2.6% as of December 31, 2024 and 2023, respectively.
(5)Related to the Company's long-term debt, excluding obligations under finance leases.

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
On February 21, 2023, August 9, 2023, February 16, 2024, November 1, 2024 and February 17, 2025, the Company amended certain covenants in certain of the U.S. Credit Agreements, including financial ratio maintenance covenants.
The U.S. Credit Agreements are guaranteed by Celanese, Celanese U.S. and domestic subsidiaries together representing substantially all of the Company's U.S. assets and business operations (the "Subsidiary Guarantors"). The Subsidiary Guarantors are listed in Exhibit 22.1 to this Annual Report.
In January 2023, Celanese (Shanghai) International Trading Co., Ltd ("CSIT"), a fully consolidated subsidiary, entered into a restatement of an existing credit facility agreement (the "CSIT Revolving Credit Agreement") to upsize and modify the facility thereunder to consist of an aggregate CNY1.75 billion uncommitted senior unsecured revolving credit facility available under two tranches (with overdraft, bank guarantee and documentary credit sublimits) (the "CSIT January 2023 Facility"). Obligations bear interest at certain fixed and floating rates. On April 7, 2024, the CSIT January 2023 Facility was reduced to CNY750 million, and on December 19, 2024, the CSIT January 2023 Facility was reduced to CNY550 million. The CSIT Revolving Credit Agreement is guaranteed by Celanese U.S.
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
On June 28, 2024, CNC entered into a senior unsecured working capital loan agreement for CNY800 million, payable in installments until June 28, 2027 and bearing interest at 2.75% (the "CNC Three Year Working Capital Loan Agreement"). The CNC Three Year Working Capital Loan Agreement was partially drawn during the year ended December 31, 2024.
On November 1, 2024, Celanese U.S. entered into a senior unsecured term loan credit agreement (the "November 2024 U.S. Term Loan Credit Agreement"), pursuant to which the lenders provided a delayed-draw term loan due 364 days from the date of borrowing in an amount up to $1.0 billion. Amounts outstanding under the November 2024 U.S. Term Loan Credit Agreement will accrue interest at a rate equal to the Secured Overnight Financing Rate with an interest period of one or three months ("Term SOFR") plus a margin of 1.300% to 2.250% per annum, or the base rate plus a margin of 0.300% to 1.250%, in each case, based on the Company's senior unsecured debt rating, subject to further changes based on such ratings. The commitments under the November 2024 U.S. Term Loan Credit Agreement will terminate by March 15, 2025. The loan under the November 2024 U.S. Term Loan Credit Agreement was not drawn during the year ended December 31, 2024.
On December 10, 2024, CNC entered into a credit facility agreement (the "CNC Revolving Credit Agreement," together with the CNC Three Year Working Capital Loan Agreement, the CSIT Revolving Credit Agreement, the China Working Capital Term Loan Agreement and the CNC Working Capital Loan Agreement, the "China Credit Agreements," and the China Credit Agreements together with the U.S. Credit Agreements, the "Global Credit Agreements") for a CNY1.0 billion uncommitted senior unsecured revolving credit facility (the "CNC December 2024 Facility", and together with the CSIT January 2023 Facility and any other revolving credit facilities available to the Company's subsidiaries in China, the "China Revolving Credit Facilities"). Obligations bear interest at certain floating rates. The Company expects that the China Credit Agreements will continue to facilitate its efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of its U.S. debt to China at a lower average interest rate.

The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facilities are as follows:

As of December 31, 2024
(In $ millions)
Revolving Credit Facility
Borrowings outstanding	—
Available for borrowing	1,750
China Revolving Credit Facilities
Borrowings outstanding	55
Available for borrowing	171
On February 6, 2025, the Company drew $300 million from its U.S. Revolving Credit Facility. This borrowing and cash on hand were used primarily to repay in full the Company's senior unsecured notes due 2025, with an interest rate of 1.250%, due on February 11, 2025, and for general corporate purposes.
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
In August 2023, Celanese U.S. completed a public offering of senior unsecured notes registered under the Securities Act as follows (collectively, the "2023 Offering"):

Maturity Date	Aggregate Principal Amount Issued	Discount to Par	Interest Rate
	(In $ millions)
November 15, 2028	1,000	99.986%	6.350%
November 15, 2030	999	99.950%	6.550%
November 15, 2033	1,000	99.992%	6.700%
Also in August 2023, Celanese U.S. completed a cash tender offer for $2.25 billion in aggregate principal amount (the "Tender Offer") as follows:

Maturity Date	Aggregate Principal Amount Tendered	Purchase price per $1,000 principal amount	Total Tender Offer Consideration	Accrued and Unpaid Interest
	(In $ millions)		(In $ millions)
July 5, 2024	1,473	$999.92	1,473	12
March 15, 2025	750	$1,002.85	752	20
May 8, 2024	27	$983.95	27	—
The net proceeds from the 2023 Offering were used (i) to fund the Tender Offer and (ii) for the repayment of other outstanding indebtedness.

Principal payments scheduled to be made on the Company's debt, including short-term borrowings, are as follows:

(In $ millions)
2025	1,501
2026	1,571
2027	3,599
2028	1,537
2029	1,287
Thereafter	3,140
Total	12,635
On February 12, 2025, Moody's Ratings downgraded the Company's credit ratings to Ba1 which, along with the credit downgrade by S&P Global Ratings on November 14, 2024, will have the impact of increasing interest rates for certain Senior Notes by up to 50 basis points and the U.S. Credit Agreements by 25 basis points starting in the years ended December 31, 2025 and 2026, as applicable.
Accounts Receivable Purchasing Facility
In June 2023, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 18, 2025. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's consolidated balance sheet. The Company de-recognized $1.5 billion and $1.4 billion of accounts receivable under this agreement for the years ended December 31, 2024 and 2023, respectively, and collected $1.5 billion and $1.3 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $139 million were pledged by the SPE as collateral to the Purchasers as of December 31, 2024.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe, Japan and Singapore with financial institutions to sell 100%, 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. The Company also has a factoring agreement in China with a financial institution to sell 100% of certain accounts receivable on a limited recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no material continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $700 million and $423 million of accounts receivable under these factoring agreements for the years ended December 31, 2024 and 2023, respectively, and collected $640 million and $407 million of accounts receivable sold under these factoring agreements during the same periods.
The Company has master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts ("BADs"), classified as accounts receivable. Under the Master Discounting Agreements, transfers of BADs are treated as sales and are accounted for as a reduction in accounts receivable because the Master Discounting Agreements transfer effective control over and risk related to the transferred BADs to the financial institutions. The Company has no continuing involvement in the transferred BADs, and the BADs are no longer available to satisfy creditors in the event of a bankruptcy. The Company received $100 million and $45 million from the accounts receivable transferred under the Master Discounting Agreements as of December 31, 2024 and 2023, respectively.

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
The Company is in compliance with the covenants in its material financing arrangements as of December 31, 2024.
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
The amount of costs recognized for the Company's defined contribution plans are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In $ millions)
Defined contribution plans	79	83	62

Summarized information on the Company's pension and postretirement benefit plans is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2024	2023	2024	2023
	(In $ millions)
Change in Projected Benefit Obligation
Projected benefit obligation as of beginning of period	2,923	2,858	40	38
Service cost	13	11	1	—
Interest cost	125	132	1	2
Net actuarial (gain) loss(1)	(31)	144	(1)	2
Divestiture(2)	—	(4)	—	—
Settlements	(9)	(16)	—	—
Benefits paid	(227)	(226)	(4)	(3)
Curtailments	(7)	—	(2)	—
Special termination benefits	1	—	—	—
Exchange rate changes	(50)	24	(1)	1
Projected benefit obligation as of end of period	2,738	2,923	34	40
Change in Plan Assets
Fair value of plan assets as of beginning of period	2,652	2,625	—	—
Actual return on plan assets	66	213	—	—
Employer contributions	50	46	4	3
Divestiture(2)	—	(2)	—	—
Settlements	(9)	(16)	—	—
Benefits paid(3)	(227)	(226)	(4)	(3)
Exchange rate changes	(39)	12	—	—
Fair value of plan assets as of end of period	2,493	2,652	—	—
Funded status as of end of period	(245)	(271)	(34)	(40)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent Other assets	135	166	—	—
Current Other liabilities	(22)	(22)	(3)	(3)
Benefit obligations	(358)	(415)	(31)	(37)
Net amount recognized	(245)	(271)	(34)	(40)
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net actuarial (gain) loss(4)	28	24	—	—
Prior service (benefit) cost	—	—	(1)	(1)
Net amount recognized	28	24	(1)	(1)
______________________________
(1)Primarily relates to changes in discount rates.
(2)Represents plan obligations and assets contributed to the Nutrinova joint venture (Note 4).
(3)Includes benefit payments to nonqualified pension plans of $19 million and $20 million as of December 31, 2024 and 2023, respectively.
(4)Relates to the pension plans of the Company's equity method investments.

The percentage of U.S. and international projected benefit obligation at the end of the period is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2024	2023	2024	2023
	(In percentages)
U.S. plans	71	71	38	37
International plans	29	29	62	63
Total	100	100	100	100
The percentage of U.S. and international fair value of plan assets at the end of the period is as follows:

	Pension Benefits As of December 31,
	2024	2023
	(In percentages)
U.S. plans	74	75
International plans	26	25
Total	100	100
Pension plans with projected benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2024	2023
	(In $ millions)
Projected benefit obligation	711	788
Fair value of plan assets	332	352
Pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2024	2023
	(In $ millions)
Accumulated benefit obligation	691	738
Fair value of plan assets	332	329
Other postretirement plans with accumulated postretirement benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2024	2023
	(In $ millions)
Accumulated postretirement benefit obligation	34	40

The accumulated benefit obligation for all defined benefit pension plans is as follows:

	As of December 31,
	2024	2023
	(In $ millions)
Accumulated benefit obligation	2,706	2,882
The components of net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2024	2023	2022	2024	2023	2022
	(In $ millions)
Service cost	13	11	12	1	—	1
Interest cost	125	132	67	1	2	1
Expected return on plan assets	(135)	(132)	(166)	—	—	—
Recognized actuarial (gain) loss	38	63	91	(1)	3	(10)
Curtailment (gain) loss	(7)	—	—	(2)	—	—
Settlement (gain) loss	—	1	—	—	—	—
Special termination benefit	1	—	—	—	—	—
Total	35	75	4	(1)	5	(8)
The Company maintains nonqualified pension plans funded with nonqualified trusts for certain U.S. employees as follows:

	As of December 31,
	2024	2023
	(In $ millions)
Nonqualified Trust Assets
Marketable securities	6	5
Noncurrent Other assets, consisting of insurance contracts	18	21
Nonqualified Pension Obligations
Current Other liabilities	18	18
Benefit obligations	136	149
(Income) expense relating to the nonqualified pension plans included in net periodic benefit cost, excluding returns on the assets held by the nonqualified trusts, is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In $ millions)
Total	6	16	(34)

Valuation
The principal weighted average assumptions used to determine benefit obligation are as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2024	2023	2024	2023
	(In percentages)
Discount Rate Obligations
U.S. plans	5.6	5.1	5.5	5.1
International plans	3.1	3.1	4.4	4.1
Combined	4.8	4.5	4.8	4.5
Rate of Compensation Increase
U.S. plans	N/A	N/A
International plans	3.1	2.8
Combined	3.1	2.8
The principal weighted average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2024	2023	2022	2024	2023	2022
	(In percentages)
Discount Rate Obligations
U.S. plans	5.1	5.5	2.8	5.1	5.4	2.7
International plans	3.1	3.4	1.4	4.1	4.7	2.4
Combined	4.5	4.9	2.5	4.5	5.1	2.5
Discount Rate Service Cost
U.S. plans	N/A	N/A	N/A	5.7	5.9	3.5
International plans	2.9	3.5	1.5	3.7	4.4	2.1
Combined	2.9	3.5	1.5	3.7	4.5	2.1
Discount Rate Interest Cost
U.S. plans	5.1	5.4	2.2	5.1	5.3	2.0
International plans	3.0	3.4	1.2	4.1	4.7	2.1
Combined	4.5	4.8	2.0	4.4	5.0	2.1
Expected Return on Plan Assets
U.S. plans	5.5	5.5	5.5
International plans	4.8	4.4	4.9
Combined	5.3	5.2	5.4
Rate of Compensation Increase
U.S. plans	N/A	N/A	N/A
International plans	2.8	2.8	2.5
Combined	2.8	2.8	2.5
Interest Crediting Rate
U.S. plans	4.1	4.3	1.9
International plans	1.4	1.0	1.0
Combined	4.0	4.3	1.9

The Company's health care cost trend assumptions for U.S. postretirement medical plan's net periodic benefit cost are as follows:

	As of December 31,
	2024	2023	2022
	(In percentages, except year)
Health care cost trend rate assumed for next year	7.0	7.3	7.5
Health care cost trend ultimate rate	5.0	5.0	5.0
Health care cost trend ultimate rate year	2032	2032	2032
Plan Assets
The weighted average target asset allocations for the Company's pension plans in 2024 are as follows:

	U.S. Plans	International Plans
	(In percentages)
Bonds - domestic to plans	84	38
Equities - domestic to plans	8	19
Equities - international to plans	8	8
Other	—	35
Total	100	100
On average, the actual return on the U.S. qualified defined pension plans' assets over the long-term (20 years) has exceeded the expected long-term rate of asset return assumption. The U.S. qualified defined benefit plans' actual return on assets for the year ended December 31, 2024 was 1.3% versus an expected long-term rate of asset return assumption of 5.5%. The expected long-term rate of asset return assumption used to determine 2025 net periodic benefit cost is 5.5% for the U.S. qualified defined benefit plans.
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2024	2023	2024	2023	2024	2023
	(In $ millions)
Assets
Cash and cash equivalents	12	7	—	—	12	7
Derivatives
Swaps	—	—	13	60	13	60
Equity securities
U.S. companies	26	21	—	—	26	21
International companies	126	148	—	—	126	148
Fixed income
Corporate debt	—	—	624	686	624	686
Treasuries, other debt	47	87	1,008	1,013	1,055	1,100
Mortgage backed securities	—	—	14	13	14	13
Insurance contracts	—	—	109	104	109	104
Other	3	3	21	19	24	22
Total investments, at fair value(1)	214	266	1,789	1,895	2,003	2,161
Liabilities
Derivatives
Swaps	—	—	13	60	13	60
Total liabilities	—	—	13	60	13	60
Total net assets(2)	214	266	1,776	1,835	1,990	2,101
______________________________
(1)Certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy. Total investments, at fair value, for the year ended December 31, 2024 excludes investments in pooled-type investments, registered investment companies and short-term investment funds with fair values of $431 million, $34 million and $35 million, respectively. Total investments, at fair value, for the year ended December 31, 2023 excludes investments in pooled-type investments, registered investment companies and short-term investment funds with fair values of $460 million, $43 million and $31 million, respectively.
(2)Total net assets excludes non-financial plan receivables and payables of $20 million and $17 million, respectively, as of December 31, 2024 and $22 million and $5 million, respectively, as of December 31, 2023. Non-financial items include due to/from broker, interest receivables and accrued expenses.

Benefit obligation funding is as follows:

Total Expected 2025
(In $ millions)
Cash contributions to defined benefit pension plans	30
Benefit payments to nonqualified pension plans	18
Benefit payments to other postretirement benefit plans	3
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefits expected to be paid are as follows:

	Pension Benefit Payments(1)	Company Portion of Postretirement Benefit Cost(2)
	(In $ millions)
2025	235	3
2026	233	3
2027	227	3
2028	225	2
2029	225	2
2030-2034	1,017	10
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
The components of environmental remediation liabilities, contained in Current and Noncurrent Other Liabilities, are as follows:

	As of December 31,
	2024	2023
	(In $ millions)
Demerger obligations (Note 19)	14	14
Divestiture obligations (Note 19)	14	13
Active sites	23	25
U.S. Superfund sites	10	8
Other environmental remediation liabilities	2	2
Total	63	62

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
The Company did not record any insurance recoveries during 2024 or have any receivables for insurance recoveries related to these matters as of December 31, 2024.
German InfraServ Entities
The Company's InfraServ equity affiliates (Note 7) are liable for any residual contamination and other pollution because they own the real estate on which the individual facilities operate. In addition, Hoechst, and its legal successors, as the responsible party under German public law, is liable to third parties for all environmental damage that occurred while it was still the owner of the plants and real estate (Note 19). The contribution agreements entered into in 1997 between Hoechst and the respective operating companies, as part of the divestiture of these companies, provide that the operating companies will indemnify Hoechst, and its legal successors, against environmental liabilities resulting from the transferred businesses. Additionally, the InfraServ equity affiliates have agreed to indemnify Hoechst, and its legal successors, against any environmental liability arising out of or in connection with environmental pollution of any site.
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
If an InfraServ partner defaults on its respective indemnification obligations to eliminate residual contamination, the owners of the remaining participation in the InfraServ companies have agreed to fund such liabilities, subject to a number of limitations. To the extent that any liabilities are not satisfied by either the InfraServ equity affiliates or their owners, these liabilities are to be borne by the Company in accordance with the demerger agreement. However, Hoechst, and its legal successors, will reimburse the Company for two-thirds of any such costs. Likewise, in certain circumstances the Company could be responsible for the elimination of residual contamination on several sites that were not transferred to InfraServ companies, in which case Hoechst, and its legal successors, must also reimburse the Company for two-thirds of any costs so incurred.
The Company's ownership interest and environmental liability participation percentages for such liabilities, which cannot be attributed to an InfraServ partner are as follows:

	As of December 31, 2024
	Ownership	Liability	Reserves(1)
	(In percentages)		(In $ millions)
InfraServ GmbH & Co. Gendorf KG	30	10	8
InfraServ GmbH & Co. Hoechst KG	31	42	61
Yncoris GmbH & Co. KG	22	23	1
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
Separately, the United States lodged a Consent Decree in U.S. District Court for the District of New Jersey in December 2022 that resolves the Company's liability (and that of more than 80 other settling defendants) to the EPA for costs to clean up both the Lower 8.3 Miles and Upper 9 Miles of the Lower Passaic River Site in exchange for a collective payment of $150 million, United States v. Alden Leeds, Inc., No. 2:22-7326 (MCA) (LDW) (U.S. District Court New Jersey) ("Consent Decree Action"). The Consent Decree also provides the Company protection from contribution claims by others for costs incurred to clean up both the Lower 8.3 Miles and Upper 9 Miles of the Lower Passaic River Site. The Company's proposed payment toward the $150 million collective settlement payment is not material to the Company's results of operations, cash flows or financial position.
In March 2023, the U.S. District Court for the District of New Jersey entered an order staying and administratively terminating the 2018 OCC Lawsuit, pending resolution of the request for judicial approval of the Consent Decree in the Consent Decree Action. Also, in March 2023, OCC filed a new lawsuit against 40 parties, including a subsidiary of the Company, seeking to recover costs for remedial design work the EPA has ordered OCC to undertake for a portion of the LPRSA at an estimated cost of $71 million, Occidental Chemical Corporation v. Givaudan Fragrances Corporation, No. 2:23-cv-1699 (U.S. District Court New Jersey) (the "2023 OCC Lawsuit"). Like the earlier lawsuit, the 2023 OCC Lawsuit concerns the facility Essex County, New Jersey purchased and for which Essex County, New Jersey has agreed to defend and indemnify the Company. This new lawsuit does not change the Company's estimated liability for LPRSA cleanup costs.
Like the earlier lawsuit, the 2023 OCC lawsuit also was stayed pending resolution of the request for judicial approval of the Consent Decree in the Consent Decree Action. On December 18, 2024, the U.S. District Court for the District of New Jersey granted the United States' motion to enter the Consent Decree in the Consent Decree Action. The Company anticipates that OCC will seek review of that decision. Nokia of America Corporation, which opposed the entry of the Consent Decree, filed a notice of appeal on January 9, 2025. The Company anticipates that OCC also will appeal the District Court's decision entering the Consent Decree.
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
The Company declared a quarterly cash dividend of $0.03 per share on its Common Stock on February 12, 2025, amounting to approximately $3 million. The cash dividend will be paid on March 11, 2025 to holders of record as of February 25, 2025.
On November 4, 2024, the Company announced its intent to reduce its quarterly dividend by approximately 95% beginning in the first quarter of 2025.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

Total From February 2008 Through December 31, 2024

Shares repurchased	69,324,429
Average purchase price per share	$83.71
Amount spent on repurchased shares (in $ millions)	$5,803
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)	$6,866
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of shareholders' equity.
The Company did not repurchase any Common Stock during the years ended December 31, 2024, 2023 and 2022.
Other Comprehensive Income (Loss), Net

	Year Ended December 31,
	2024			2023			2022
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation	(39)	(60)	(99)	(275)	62	(213)	(240)	23	(217)
Gain (loss) on derivative hedges	2	(2)	—	(12)	6	(6)	26	(5)	21
Pension and postretirement benefits gain (loss)	(5)	—	(5)	(8)	1	(7)	7	—	7
Total	(42)	(62)	(104)	(295)	69	(226)	(207)	18	(189)

Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Derivative Hedges (Note 17)	Pension and Postretirement Benefits Gain (Loss) (Note 12)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2021	(271)	(43)	(15)	(329)
Other comprehensive income (loss) before reclassifications	(240)	43	7	(190)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(17)	—	(17)
Income tax (provision) benefit	23	(5)	—	18
As of December 31, 2022	(488)	(22)	(8)	(518)
Other comprehensive income (loss) before reclassifications	(275)	(3)	(8)	(286)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(9)	—	(9)
Income tax (provision) benefit	62	6	1	69
As of December 31, 2023	(701)	(28)	(15)	(744)
Other comprehensive income (loss) before reclassifications	(39)	139	(5)	95
Amounts reclassified from accumulated other comprehensive income (loss)	—	(137)	—	(137)
Income tax (provision) benefit	(60)	(2)	—	(62)
As of December 31, 2024	(800)	(28)	(20)	(848)
15. Income Taxes
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various notices and final and proposed regulatory packages supplementing the TCJA provisions since 2018. There have been no material proposed or final regulatory packages during the year ended December 31, 2024.
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

Legislatures in multiple countries outside of the EU have also enacted or drafted legislation to implement the OECD's minimum tax proposals.
In July 2023, the OECD published Administrative Guidance proposing certain safe harbor provisions, including an effective rate test and a routine profits test, which if satisfied effectively delay effective dates of Pillar Two to January 1, 2027. The EU and a significant number of other countries have or are expected to implement the safe harbor in local legislation. Based on these safe harbor provisions, the Company currently expects that several material jurisdictions, including the U.S., Netherlands, Switzerland, Germany, China, Singapore and Canada, will qualify for the safe harbor effectively extending the application of the global minimum tax until January 1, 2027.
The Company will continue to monitor the developments and implementation of the OECD BEPS projects. Currently the Company does not meet the requirements for the application of Pillar One. After an initial assessment of the application of the safe harbor provisions on a global basis, the Company determined that there was not a material impact from the local adoption of the OECD Pillar Two proposals in 2024, but is continuing to model the effect of these provisions on its future effective tax rate and cash taxes.
Income Tax Provision
Earnings (loss) from continuing operations before tax by jurisdiction are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In $ millions)
U.S.	(2,269)	(163)	(292)
International	1,273	1,346	1,713
Total	(996)	1,183	1,421
The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(In $ millions)
Current
U.S.	79	8	54
International	239	162	306
Total	318	170	360
Deferred
U.S.	(87)	(178)	(261)
International	279	(782)	(588)
Total	192	(960)	(849)
Total	510	(790)	(489)

A reconciliation of the significant differences between the U.S. federal statutory tax rate of 21% and the effective income tax rate on income from continuing operations is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In $ millions, except percentages)
Income tax provision computed at U.S. federal statutory tax rate	(209)	248	298
Change in valuation allowance	370	(150)	(15)
Equity income and dividends	(41)	(27)	(47)
(Income) expense not resulting in tax impact, net	327	(9)	2
U.S. tax effect of foreign earnings and dividends	184	384	162
Foreign tax credits	(137)	(73)	(120)
Other foreign tax rate differentials	(66)	(108)	(43)
Legislative changes	(6)	(44)	—
State income taxes, net of federal benefit	12	(8)	(2)
Recognition of basis differences in investments in affiliates	—	—	6
Asset transfers between wholly owned foreign affiliates	87	(839)	(816)
Other, net	(11)	(164)	86
Income tax provision (benefit)	510	(790)	(489)

Effective income tax rate	(51)%	(67)%	(34)%
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
In the second quarter of 2024, the Company completed an internal integration-related restructuring of its acquired China operations in order to align with existing operations and to optimize the Company's internal treasury operations. This restructuring of the Chinese operations consisted of a sale within the Company that resulted in a China capital gains tax of approximately $87 million.
During the three months ended December 31, 2024, the Company recorded a non-cash goodwill impairment loss of $1.5 billion in the Engineered Materials segment. As of December 31, 2024, the Engineered Materials segment had goodwill of $5.0 billion (see Note 9). The impairment of goodwill is not deductible for tax purposes and the tax effect of this non-deductible expense in the amount of $319 million is included in the (Income) expense not resulting in tax impact, net line above. In addition, due to the changes in forecasted profits for the engineered materials reporting unit included in the impairment analysis, the Company also recorded a valuation allowance against certain local country, non-U.S. tax credit carryforwards in the amount of $338 million.

Included in the Other, net line in the effective income tax rate reconciliation above are the U.S. GAAP gain in excess of the tax gain related to the formation of the Nutrinova joint venture (see Note 4) of $102 million for the year ended December 31, 2023 and charges of approximately $20 million related to transaction costs for the M&M Acquisition for the year ended December 31, 2022. In addition, included in the Other, net line in the effective income tax rate reconciliation above are U.S. benefits of foreign derived intangible income of $0 million, $72 million, and $0 million; and changes in uncertain tax positions of $(2) million, $5 million and $63 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities are as follows:

	As of December 31,
	2024	2023
	(In $ millions)
Deferred Tax Assets
Pension and postretirement obligations	58	61
Accrued expenses	59	56
Inventory	18	(13)
Net operating loss carryforwards	752	783
Tax credit carryforwards	222	135
Intangibles and other	757	737
Subtotal	1,866	1,759
Valuation allowance(1)	(1,106)	(656)
Total	760	1,103
Deferred Tax Liabilities
Depreciation and amortization	152	152
Investments in affiliates	163	188
Other	127	85
Total	442	425
Net deferred tax assets (liabilities)	318	678
______________________________
(1)Includes deferred tax asset valuation allowances for the Company's deferred tax assets in Switzerland, Luxembourg, the U.S., Spain, the Netherlands, the United Kingdom, Malta, Mexico, Germany, China, Singapore and France. These valuation allowances relate primarily to net operating loss carryforward benefits, foreign tax credit carryforwards and other net deferred tax assets, all of which may not be realizable.
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

Tax Carryforwards
•Net Operating Loss and Capital Loss Carryforwards
As of December 31, 2024, the Company had available U.S. federal net operating loss carryforwards of $15 million that are subject to limitation. These net operating loss carryforwards begin to expire in 2036. As of December 31, 2024, the Company also had available state net operating loss carryforwards, net of federal tax impact, of $35 million, $24 million of which are offset by a valuation allowance due to uncertain recoverability. The Company also has foreign net operating loss carryforwards available as of December 31, 2024 of $3.5 billion primarily for Switzerland, Luxembourg, Spain, the United Kingdom, Singapore, China and Hong Kong with various expiration dates. Net operating loss carryforwards of $69 million in China are scheduled to continue to expire through 2029. Net operating loss carryforwards of $1.7 billion in Switzerland are partially offset by a valuation allowance of $230 million due to uncertain recoverability and are scheduled to continue to expire through 2030. Net operating losses in most other foreign jurisdictions do not have an expiration date. The Company acquired capital loss carryforwards of $173 million as part of the M&M Acquisition (Note 4) that are subject to annual limitation due to the ownership change. The Company fully offset these capital loss carryforwards with a valuation allowance due to uncertain recoverability.
•Tax Credit Carryforwards
The Company had available $200 million of U.S. foreign tax credit carryforwards, which are offset by a valuation allowance of $165 million due to uncertain recoverability and $18 million of alternative minimum tax credit carryforwards in the U.S. The foreign tax credit carryforwards are subject to a ten-year carryforward period and begin to expire in 2027. The alternative minimum tax credits are subject to annual limitation due to prior ownership changes but have an unlimited carryforward period and can be used to offset federal tax liability in future years.
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
Uncertain Tax Positions
Activity related to uncertain tax positions is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In $ millions)
As of the beginning of the year	224	275	218
Increases (decreases) in tax positions for the current year	(3)	10	8
Increases in tax positions for prior years	6	9	102
Decreases in tax positions for prior years	(6)	(35)	(45)
Increases (decreases) due to settlements	(8)	(35)	(8)
As of the end of the year	213	224	275

Total uncertain tax positions that if recognized would impact the effective tax rate	236	244	274
Total amount of interest expense (benefit) and penalties recognized in the consolidated statements of operations(1)	7	22	10
Total amount of interest expense and penalties recognized in the consolidated balance sheets	77	71	59
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

The Company's tax returns have been under audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). In September 2021, the Company received a draft joint audit report proposing adjustments to transfer pricing and the reallocation of income between the related jurisdictions. The Authorities also proposed to apply these adjustments to open tax years through 2019. The Company and the Authorities were unable to reach an agreement jointly and therefore the audits continued on a separate jurisdictional basis. In the fourth quarter of 2022, the Company concluded settlement discussions with the Dutch tax authority. In the third quarter of 2024, the Company concluded settlement discussions with the German tax authority related to the German transfer pricing audit. The Company is engaged in continuing discussions with the U.S. tax authority on joint audit matters, as well as other separate matters, and is currently evaluating all additional potential remedies regarding the ongoing examinations.
As of December 31, 2024, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the examinations by the Authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the Authorities are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its position, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.
In addition, the Company's income tax returns in Mexico are under audit for the years 2018 and 2019, in Canada for the years 2016 through 2022, and in the U.S. for the years 2016 through 2020. In August 2023, the Company negotiated a partial settlement with the Mexico tax authorities for its audit for the year 2018. The partial settlement did not have a material impact on income tax expense in the consolidated statements of operations for the year ended December 31, 2023. The Company is in discussions with the Mexican tax authorities regarding the preliminary findings in the 2019 audit. In September 2023, the Canadian tax authorities opened tax audits for the years 2019 through 2022, and the audits are in the preliminary stages. The Company is in ongoing discussions regarding the audit findings with the Canadian tax authority for the years 2016 through 2018 and does not expect a material impact to income tax expense resulting from the audit. The audit in the U.S. for the years 2016 through 2020 is in the data gathering phase. The Company's tax returns in Germany are also under audit for certain entities for years after 2007.
16. Leases
The components of lease expense are as follows:

	Year Ended December 31,			Statement of Operations Classification
	2024	2023	2022
	(In $ millions)
Lease Cost
Operating lease cost	99	99	66	Cost of sales / Selling, general and administrative expenses
Short-term lease cost	18	19	19	Cost of sales / Selling, general and administrative expenses
Variable lease cost	17	13	15	Cost of sales / Selling, general and administrative expenses
Finance lease cost
Amortization of leased assets	20	21	19	Cost of sales
Interest on lease liabilities	8	10	11	Interest expense
Sublease income	—	—	2	Other income (expense), net
Total net lease cost	162	162	132

Supplemental consolidated balance sheet information related to leases is as follows:

	As of December 31,		Balance Sheet Classification
	2024	2023
	(In $ millions)
Leases
Assets
Operating lease assets	388	422	Operating lease ROU assets
Finance lease assets	119	154	Property, plant and equipment, net
Total leased assets	507	576

Liabilities
Current
Operating	79	89	Current Other liabilities
Finance	23	24	Short-term borrowings and current installments of long-term debt
Noncurrent
Operating	294	325	Operating lease liabilities
Finance	122	124	Long-term debt
Total lease liabilities	518	562

	As of December 31,
	2024	2023
Weighted-Average Remaining Lease Term (years)
Operating leases	8.4	8.6
Finance leases	7.7	7.8

Weighted-Average Discount Rate
Operating leases	3.3%	3.5%
Finance leases	5.6%	6.2%
Supplemental consolidated cash flow information related to leases is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In $ millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	90	92	52
Operating cash flows from finance leases	8	10	11
Financing cash flows from finance leases	24	24	25

ROU assets obtained in exchange for finance lease liabilities (Note 20)	27	2	28
ROU assets obtained in exchange for operating lease liabilities	70	58	93

Maturities of lease liabilities are as follows:

	As of December 31, 2024
	Operating Leases	Finance Leases
	(In $ millions)
2025	90	30
2026	74	27
2027	49	23
2028	41	20
2029	39	19
Later years	131	71
Total lease payments	424	190
Less amounts representing interest	(51)	(45)
Total lease obligations	373	145
17. Derivative Financial Instruments
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Recognized in Earnings (Loss)			Statement of Operations Classification
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	—	(5)	39	(2)	2	23	Cost of sales
Interest rate swaps	—	—	—	(7)	(7)	(7)	Interest expense
Foreign currency forwards	—	5	2	—	5	1	Cost of sales
Total	—	—	41	(9)	—	17

Designated as Fair Value Hedges
Cross-currency swaps(1)	142	(1)	—	146	9	—	Foreign exchange gain (loss), net

Designated as Net Investment Hedges(2)
Foreign currency denominated debt (Note 11)	153	(106)	(22)	—	—	—	N/A
Cross-currency swaps (Note 11)	147	(174)	(92)	—	—	—	N/A
Total	300	(280)	(114)	—	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	—	(26)	(19)	(2)	Foreign exchange gain (loss), net; Other income (expense), net
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
(2)Concurrently with the offering of certain unsecured notes in July 2022 (Note 11), the Company entered into cross-currency swaps to effectively convert $2.0 billion and $500 million of the issued notes into a euro-denominated borrowing at prevailing euro interest rates, maturing on July 15, 2027 and July 15, 2032, respectively. The swaps and €1.5 billion of certain unsecured euro notes offered in July 2022 qualify and have been designated as net investment hedges of the Company's foreign currency exchange rate exposure on the net investments of certain of its euro-denominated subsidiaries.
Additionally, on April 11, 2024, the Company entered into cross-currency swaps to effectively convert its $1.0 billion senior unsecured notes due 2033 (Note 11) into Chinese yuan-denominated borrowings at prevailing yuan interest rates, maturing on November 15, 2033. The swaps qualify and have been designated as net investment hedges of the Company's foreign currency exchange rate exposure on the net investment of certain of its Chinese yuan-denominated subsidiaries.
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
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Each of the contracts included in the table below will have approximately offsetting effects from actual underlying payables, receivables, intercompany loans or other assets or liabilities subject to foreign exchange remeasurement. The total U.S. dollar equivalents of net foreign exchange exposure related to (short) long foreign exchange forward contracts outstanding by currency are as follows:

2025 Maturity
(In $ millions)
Currency
Brazilian real	(36)
British pound sterling	86
Canadian dollar	13
Chinese yuan	438
Euro	229
Hungarian forint	14
Indian rupee	(25)
Indonesian rupiah	(11)
Japanese yen	22
Korean won	216
Mexican peso	107
Singapore dollar	34
Swedish krona	(9)
Swiss franc	(313)
Thai baht	(8)
Other	(6)
Total	751

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the consolidated balance sheets is as follows:

	As of December 31,
	2024	2023
	(In $ millions)
Derivative Assets
Gross amount recognized	250	183
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	250	183
Gross amount not offset in the consolidated balance sheets	38	40
Net amount	212	143

	As of December 31,
	2024	2023
	(In $ millions)
Derivative Liabilities
Gross amount recognized	273	440
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	273	440
Gross amount not offset in the consolidated balance sheets	38	40
Net amount	235	400
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

		Fair Value Measurement
		Significant Other Observable Inputs (Level 2)
		Other assets		Other liabilities
	Notional Amount	Current	Noncurrent	Current	Noncurrent
	(In millions)	(In $ millions)
As of December 31, 2024
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$48	4	37	—	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	$1,500	46	43	11	—
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	€4,564	88	—	56	134
Cross-currency swaps	¥7,268	21	—	7	26
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$2,777	11	—	19	20
Total		170	80	93	180
As of December 31, 2023
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$67	5	36	2	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	$1,500	40	—	11	61
Derivatives Designated as Net Investment Hedges
Cross-currency swaps	€5,712	93	—	61	281
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$1,954	9	—	16	8
Total		147	36	90	350
Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

			Fair Value Measurement
	Carrying Amount		Significant Other Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	As of December 31,
	2024	2023	2024	2023	2024	2023	2024	2023
	(In $ millions)
Equity investments without readily determinable fair values	170	170	—	—	—	—	—	—
Insurance contracts in nonqualified trusts	18	21	18	21	—	—	18	21
Long-term debt, including current installments of long-term debt	12,527	13,400	12,470	13,514	145	148	12,615	13,662
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

As of December 31, 2024 and 2023, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
19. Commitments and Contingencies
Commitments
Guarantees
Equity Affiliates
The Company has directly guaranteed various debt obligations under agreements with third parties related to certain equity affiliates. At December 31, 2024, the Company had directly guaranteed $145 million and €31 million of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guarantees. The Company would be required to perform on these guarantees in the event of default by the guaranteed party.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of December 31, 2024 are $117 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $102 million as of December 31, 2024. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of December 31, 2024, the Company had unconditional purchase obligations of $3.7 billion, of which $611 million will be paid in 2025, $484 million in 2026, $427 million in 2027, $291 million in 2028, $231 million in 2029 and the balance thereafter through 2042.
Contingencies
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust or competition, intellectual property, personal injury, toxic tort, public nuisance and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of current and legacy shareholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where the Company is named as a defendant and, based on the current facts, does not believe the outcomes from these matters would be material to the Company's results of operations, cash flows or financial position.
As previously reported, in July 2020, the Company settled a European Commission competition law investigation involving certain of its subsidiaries and three other companies related to certain past ethylene purchases. Shell Chemicals Europe, another group of corporate claimants, and, most recently, TotalEnergies Petrochemicals & Refining SA have filed claims for damages with the District Court of Amsterdam against four companies, including Celanese, arising from those activities. BASF SE has filed a similar claim in the Court of Munich, Germany. The Company intends to vigorously defend itself against these claims. While it is possible that additional parties could assert demands or claims related to this matter, based on information available at this time, the Company does not expect ultimate resolution of this matter to have a material impact on its financial condition or results of operations.

20. Supplemental Cash Flow Information

	Year Ended December 31,
	2024	2023	2022
	(In $ millions)
Interest paid, net of amounts capitalized	701	780	122
Taxes paid, net of refunds	349	237	273
Noncash Investing and Financing Activities
Accrued treasury stock repurchases	—	—	(17)
Finance lease obligations (Note 16)	27	2	28
Accrued capital expenditures	(21)	(26)	40
Asset retirement obligations	2	11	3
21. Segment Information
Business Segments
The Company operates through business segments according to the nature and economic characteristics of its products and customer relationships, as well as the manner in which the information is used internally by the Company's chief operating decision maker ("CODM"), who is the Company's President and Chief Executive Officer.
The Company's CODM regularly reviews the Operating profit of each reportable segment to assess financial results and allocate resources. Operating profit is assessed against forecast and prior periods to evaluate and assess segment results. Operating profit is also reported on the consolidated statement of operations. The Company has disclosed for each reportable segment the significant expense categories that are reviewed by the CODM in the tables below.
The Company's business segments are as follows:
•Engineered Materials
The Company's Engineered Materials segment includes the engineered materials business and certain strategic affiliates. The engineered materials business develops, produces and supplies a broad portfolio of high performance specialty polymers for automotive and medical applications, as well as industrial products and consumer electronics. Together with its strategic affiliates, the Company's engineered materials business participates in the global specialty polymers industry. The primary products of Engineered Materials are used in a broad range of end-use products including fuel system components, automotive safety systems, medical applications, consumer electronics, appliances, industrial products, battery separators, filtration equipment, coatings, and electrical applications and products.
•Acetyl Chain
The Company's Acetyl Chain segment includes the integrated chain of acetic acid, vinyl acetate monomer ("VAM"), acetic anhydride, acetate esters, emulsion polymers, ethylene vinyl acetate ("EVA") polymers, redispersible powders ("RDP"), and acetate tow businesses. The Company's acetyl chain business produces and supplies acetyl products, including acetic acid, VAM, acetic anhydride and acetate esters. These products are generally used as starting materials for colorants, paints, adhesives, coatings and pharmaceuticals. It also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products. The Company's emulsion polymers business is a leading global producer of vinyl acetate-based emulsions and develops products and application technologies to improve performance, create value and drive innovation in applications such as paints and coatings, adhesives, construction, glass fiber, textiles and paper. The Company's EVA polymers business is a leading North American manufacturer of a full range of specialty EVA resins and compounds, as well as select grades of low-density polyethylene. The Company's EVA polymers products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, automotive parts and carpeting. The Company's RDP business is a leading global producer of redispersible polymer powders. The Company's RDP products are used in a variety of applications in the mortar industry, including decorative mortar, exterior insulation and finish systems, gypsum-based materials, plaster and render, self-leveling floor systems, skim coat and tile adhesives. The Company's acetate tow business is a leading global producer and supplier of acetate tow and acetate flake, primarily used in filter products applications.

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
Sales transactions between business segments are generally recorded at cost plus a mark-up.

	Engineered Materials	Acetyl Chain		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Year Ended December 31, 2024
Net sales	5,607	4,763	(1)	—	(90)	10,280
Cost of sales	(4,371)	(3,647)		4	90	(7,924)
Gross profit	1,236	1,116		4	—	2,356
Selling, general and administrative expenses	(434)	(119)		(477)	—	(1,030)
Amortization of intangible assets	(157)	(2)		—	—	(159)
Research and development expenses	(90)	(40)		—	—	(130)
Other (charges) gains, net (Note 24)	(1,724)	—		(20)	—	(1,744)
Gain (loss) on disposition of business and assets, net	(10)	(4)		—	—	(14)
Other segment items(2)	—	—		24	—	24
Operating profit (loss)	(1,179)	951		(469)	—	(697)

Depreciation and amortization	510	244		47	—	801
Equity in net earnings (loss) of affiliates	172	10		14	—	196
Capital expenditures	211	151		52	—	414	(3)
	As of December 31, 2024
Goodwill and intangible assets, net	8,617	411		—	—	9,028
Total assets	15,496	5,265		2,096	—	22,857

	Engineered Materials		Acetyl Chain		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Year Ended December 31, 2023
Net sales	6,149		4,884	(1)	—	(93)	10,940
Cost of sales	(4,825)		(3,607)		2	93	(8,337)
Gross profit	1,324		1,277		2	—	2,603
Selling, general and administrative expenses	(435)		(118)		(522)	—	(1,075)
Amortization of intangible assets	(162)		(2)		—	—	(164)
Research and development expenses	(97)		(40)		(9)	—	(146)
Other (charges) gains, net (Note 24)	(56)		(4)		(8)	—	(68)
Gain (loss) on disposition of business and assets, net	509	(4)	(4)		—	—	505
Other segment items(2)	—		—		32	—	32
Operating profit (loss)	1,083		1,109		(505)	—	1,687

Depreciation and amortization	462		217		27	—	706
Equity in net earnings (loss) of affiliates	83		6		13	—	102
Capital expenditures	237		207		98	—	542	(3)
	As of December 31, 2023
Goodwill and intangible assets, net	10,525		427		—	—	10,952
Total assets	17,930		5,538		3,129	—	26,597
	Year Ended December 31, 2022
Net sales	4,024		5,743	(1)	—	(94)	9,673
Cost of sales	(3,249)		(4,130)		(8)	94	(7,293)
Gross profit	775		1,613		(8)	—	2,380
Selling, general and administrative expenses	(213)		(125)		(486)	—	(824)
Amortization of intangible assets	(57)		(3)		(2)	—	(62)
Research and development expenses	(71)		(40)		(1)	—	(112)
Other (charges) gains, net (Note 24)	(7)		—		(1)	—	(8)
Gain (loss) on disposition of business and assets, net	2		2		1	—	5
Other segment items(2)	—		—		(1)	—	(1)
Operating profit (loss)	429		1,447		(498)	—	1,378

Depreciation and amortization	226		213		23	—	462
Equity in net earnings (loss) of affiliates	202		7		11	—	220
Capital expenditures	178		352		53	—	583	(3)
______________________________
(1)Includes intersegment sales of $90 million, $93 million and $94 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Includes Foreign exchange gain (loss), net.
(3)Includes a decrease in accrued capital expenditures of $21 million, a decrease in accrued capital expenditures of $26 million and an increase in accrued capital expenditures of $40 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(4)Includes a $515 million gain related to the formation of the Nutrinova joint venture included in Gain (loss) on disposition of businesses and assets, net in the consolidated statements of operations (Note 4).

Geographical Area Information
The Net sales to external customers based on geographic location are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In $ millions)
Belgium	400	499	251
Brazil	140	140	122
Canada	127	146	120
Greater China	1,984	1,952	1,525
France	68	84	31
Germany	2,201	2,468	2,934
India	155	150	55
Italy	63	77	7
Japan	278	312	87
Mexico	344	361	359
Singapore	1,001	1,146	1,209
South Korea	140	154	68
Spain	50	58	11
Switzerland	294	223	165
United Kingdom	78	86	13
U.S.	2,748	2,821	2,562
Other	209	263	154
Total	10,280	10,940	9,673
Property, plant and equipment, net based on the geographic location of the Company's facilities is as follows:

	As of December 31,
	2024	2023
	(In $ millions)
Belgium	60	112
Canada	121	121
Greater China	659	568
Germany	795	843
Italy	76	74
Japan	37	43
Mexico	42	44
Netherlands	49	48
Singapore	81	82
South Korea	70	64
Switzerland	57	58
United Kingdom	107	118
U.S.	3,001	3,286
Other	118	123
Total	5,273	5,584

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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In $ millions)
Engineered Materials
North America	1,553	1,780	1,197
Europe and Africa	1,641	1,941	1,538
Asia-Pacific	2,272	2,274	1,180
South America	141	154	109
Total	5,607	6,149	4,024

Acetyl Chain
North America	1,526	1,448	1,713
Europe and Africa	1,613	1,680	1,961
Asia-Pacific	1,415	1,543	1,811
South America	119	120	164
Total(1)	4,673	4,791	5,649
______________________________
(1)Excludes intersegment sales of $90 million, $93 million and $94 million for the years ended December 31, 2024, 2023 and 2022, respectively.

23. Earnings (Loss) Per Share

	Year Ended December 31,
	2024	2023	2022
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	(1,514)	1,969	1,902
Earnings (loss) from discontinued operations	(8)	(9)	(8)
Net earnings (loss)	(1,522)	1,960	1,894

Weighted average shares - basic	109,273,779	108,848,962	108,380,082
Incremental shares attributable to equity awards(1)	—	530,702	855,294
Weighted average shares - diluted	109,273,779	109,379,664	109,235,376
______________________________
(1)Excludes options to purchase 265,922, 202,876 and 0 shares of Common Stock for the years ended December 31, 2024, 2023 and 2022, respectively, as their effect would have been antidilutive. Excludes 61, 39,465 and 154,172 equity award shares for the years ended December 31, 2024, 2023 and 2022, respectively, as their effect would have been antidilutive. For the year ended December 31, 2024, the Company incurred a net loss from continuing operations, resulting in 239,886 incremental shares attributable to equity awards being excluded from the number of weighted average shares - diluted as their effect would have been antidilutive.
24. Other (Charges) Gains, Net

	Year Ended December 31,
	2024		2023	2022
	(In $ millions)
Restructuring(1)	(107)		(52)	(6)
Asset impairments	(1,639)	(2)	(15)	(14)
Plant/office closures	2		(1)	12
Total	(1,744)		(68)	(8)
______________________________
(1)Includes employee termination benefits related to the previously announced closure of the Company's facility in Mechelen, Belgium (Note 4) and the previously announced closure of its polymerization units in Uentrop, Germany (Note 4) for the year ended December 31, 2024, and employee termination benefits primarily related to Company-wide business optimization projects during the years ended December 31, 2024 and 2023.
(2)Primarily related to non-cash impairment losses on goodwill and certain trade names, primarily Zytel®, arising from the Company's goodwill and indefinite-lived intangible assets impairment tests (Note 9).
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2023	13	2	3	18
Additions	89	1	16	106
Cash payments	(40)	(2)	(13)	(55)
Other changes	(2)	(1)	—	(3)
Exchange rate changes	(3)	—	—	(3)
As of December 31, 2024	57	—	6	63