Form 10-Q
period 2025-03-31
Celanese Corp
filed 2025-05-06
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2025
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

(972) 443-4000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	CE	The New York Stock Exchange
4.777% Senior Notes due 2026	CE /26A	The New York Stock Exchange
2.125% Senior Notes due 2027	CE /27	The New York Stock Exchange
0.625% Senior Notes due 2028	CE /28	The New York Stock Exchange
5.337% Senior Notes due 2029	CE /29A	The New York Stock Exchange
5.000% Senior Notes due 2031	CE /31	The New York Stock Exchange
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, as of April 29, 2025 was 109,407,366.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended March 31, 2025

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
	(In $ millions, except share and per share data)
Net sales	2,389	2,611
Cost of sales	(1,913)	(2,057)
Gross profit	476	554
Selling, general and administrative expenses	(230)	(265)
Amortization of intangible assets	(40)	(41)
Research and development expenses	(31)	(34)
Other (charges) gains, net	(31)	(14)
Foreign exchange gain (loss), net	21	11
Gain (loss) on disposition of businesses and assets, net	3	(1)
Operating profit (loss)	168	210
Equity in net earnings (loss) of affiliates	22	55
Non-operating pension and other postretirement employee benefit (expense) income	2	2
Interest expense	(170)	(169)
Refinancing expense	(32)	—
Interest income	4	13
Dividend income - equity investments	1	34
Other income (expense), net	2	12
Earnings (loss) from continuing operations before tax	(3)	157
Income tax (provision) benefit	(9)	(33)
Earnings (loss) from continuing operations	(12)	124
Earnings (loss) from operation of discontinued operations	(6)	—
Income tax (provision) benefit from discontinued operations	1	—
Earnings (loss) from discontinued operations	(5)	—
Net earnings (loss)	(17)	124
Net (earnings) loss attributable to noncontrolling interests	(4)	(3)
Net earnings (loss) attributable to Celanese Corporation	(21)	121
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	(16)	121
Earnings (loss) from discontinued operations	(5)	—
Net earnings (loss)	(21)	121
Earnings (loss) per common share - basic
Continuing operations	(0.15)	1.11
Discontinued operations	(0.04)	—
Net earnings (loss) - basic	(0.19)	1.11
Earnings (loss) per common share - diluted
Continuing operations	(0.15)	1.10
Discontinued operations	(0.04)	—
Net earnings (loss) - diluted	(0.19)	1.10
Weighted average shares - basic	109,421,035	109,069,060
Weighted average shares - diluted	109,421,035	109,513,991

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2025	2024
	(In $ millions)
Net earnings (loss)	(17)	124
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(5)	(54)
Gain (loss) on derivative hedges	35	2
Pension and postretirement benefits	1	(1)
Total other comprehensive income (loss), net of tax	31	(53)
Total comprehensive income (loss), net of tax	14	71
Comprehensive (income) loss attributable to noncontrolling interests	(4)	(3)
Comprehensive income (loss) attributable to Celanese Corporation	10	68

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2025	As of December 31, 2024
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	951	962
Trade receivables - third party and affiliates	1,240	1,121
Non-trade receivables, net	640	493
Inventories	2,309	2,284
Other assets	278	285
Total current assets	5,418	5,145
Investments in affiliates	1,220	1,217
Property, plant and equipment (net of accumulated depreciation - 2025: $4,755; 2024: $4,562)	5,259	5,273
Operating lease right-of-use assets	379	388
Deferred income taxes	1,295	1,251
Other assets	543	555
Goodwill	5,413	5,387
Intangible assets, net	3,670	3,641
Total assets	23,197	22,857
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	406	1,501
Trade payables - third party and affiliates	1,314	1,228
Other liabilities	997	1,120
Income taxes payable	80	4
Total current liabilities	2,797	3,853
Long-term debt, net of unamortized deferred financing costs	12,378	11,078
Deferred income taxes	924	933
Uncertain tax positions	291	286
Benefit obligations	396	396
Operating lease liabilities	284	294
Other liabilities	512	408
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized (2025 and 2024: 0 issued and outstanding)	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized (2025: 170,903,043 issued and 109,403,403 outstanding; 2024: 170,827,196 issued and 109,327,556 outstanding)	—	—
Treasury stock, at cost (2025: 61,499,640 shares; 2024: 61,499,640 shares)	(5,486)	(5,486)
Additional paid-in capital	413	409
Retained earnings	11,076	11,100
Accumulated other comprehensive income (loss), net	(817)	(848)
Total Celanese Corporation shareholders' equity	5,186	5,175
Noncontrolling interests	429	434
Total equity	5,615	5,609
Total liabilities and equity	23,197	22,857

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	2025		2024
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	109,327,556	—	108,906,426	—
Stock option exercises	—	—	7,947	—
Stock awards	75,847	—	295,913	—
Balance as of the end of the period	109,403,403	—	109,210,286	—
Treasury Stock
Balance as of the beginning of the period	61,499,640	(5,486)	61,570,314	(5,488)
Issuance of treasury stock under stock plans	—	—	—	—
Balance as of the end of the period	61,499,640	(5,486)	61,570,314	(5,488)
Additional Paid-In Capital
Balance as of the beginning of the period		409		394
Stock-based compensation, net of tax		4		(12)
Stock option exercises, net of tax		—		1
Balance as of the end of the period		413		383
Retained Earnings
Balance as of the beginning of the period		11,100		12,929
Net earnings (loss) attributable to Celanese Corporation		(21)		121
Common stock dividends		(3)		(77)
Balance as of the end of the period		11,076		12,973
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(848)		(744)
Other comprehensive income (loss), net of tax		31		(53)
Balance as of the end of the period		(817)		(797)
Total Celanese Corporation shareholders' equity		5,186		7,071
Noncontrolling Interests
Balance as of the beginning of the period		434		461
Net earnings (loss) attributable to noncontrolling interests		4		3
Distributions/dividends to noncontrolling interests		(9)		(4)
Balance as of the end of the period		429		460
Total equity		5,615		7,531

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
	(In $ millions)
Operating Activities
Net earnings (loss)	(17)	124
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and accretion	191	227
Pension and postretirement net periodic benefit cost	2	1
Pension and postretirement contributions	(14)	(13)
Deferred income taxes, net	20	(6)
(Gain) loss on disposition of businesses and assets, net	(3)	1
Stock-based compensation	5	10
Undistributed earnings in unconsolidated affiliates	10	(28)
Other, net	36	3
Operating cash provided by (used in) discontinued operations	4	(8)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(99)	(55)
Inventories	14	(19)
Other assets	72	34
Trade payables - third party and affiliates	93	(21)
Other liabilities	(277)	(149)
Net cash provided by (used in) operating activities	37	101
Investing Activities
Capital expenditures on property, plant and equipment	(102)	(137)
Proceeds from sale of businesses and assets, net	6	—
Other, net	(2)	(14)
Net cash provided by (used in) investing activities	(98)	(151)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	(4)	10
Proceeds from short-term borrowings	548	146
Repayments of short-term borrowings	(341)	(418)
Proceeds from long-term debt	2,739	111
Repayments of long-term debt	(2,816)	(6)
Stock option exercises	—	1
Common stock dividends	(3)	(77)
Distributions/dividends to noncontrolling interests	(8)	(4)
Other, net	(70)	(22)
Net cash provided by (used in) financing activities	45	(259)
Exchange rate effects on cash and cash equivalents	5	(13)
Net increase (decrease) in cash and cash equivalents	(11)	(322)
Cash and cash equivalents as of beginning of period	962	1,805
Cash and cash equivalents as of end of period	951	1,483

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three months ended March 31, 2025 and 2024 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 2024, filed on February 21, 2025 with the SEC as part of the Company's Annual Report on Form 10-K.
Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the entire year.
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
		Phased-in and effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The SEC stayed the effectiveness of the final rule in April 2024, pending judicial review. In March 2025, the SEC voted to end its defense of the final rule.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

Standard/Final Rule	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures.	The new guidance requires an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the guidance requires an entity to disclose annual income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and disaggregate the information by jurisdiction based on a quantitative threshold. The guidance also requires an entity to disclose income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign and income tax expense (benefit) from continuing operations disaggregated by federal (national), state and foreign.	Effective for annual periods beginning after December 15, 2024. Early adoption is permitted.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures.	The new guidance requires an entity to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within segment profit or loss, as well as an amount of other segment items by reportable segment and a description of its composition. Additionally, the guidance requires an entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption.	Effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted.	The Company adopted the new guidance effective for the year ended December 31, 2024. The adoption of the new guidance did not have a material impact to the Company.
3. Inventories

	As of March 31, 2025	As of December 31, 2024
	(In $ millions)
Finished goods	1,667	1,605
Work-in-process	114	119
Raw materials and supplies	528	560
Total	2,309	2,284

4. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2024(1)	5,025	362	5,387
Exchange rate changes	17	9	26
As of March 31, 2025(1)	5,042	371	5,413
______________________________
(1)Includes accumulated impairment losses of $1.5 billion in the Engineered Materials segment as of March 31, 2025 and December 31, 2024.
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2024	40	2,406	587	55	3,088
Exchange rate changes	—	53	9	—	62
As of March 31, 2025	40	2,459	596	55	3,150
Accumulated Amortization
As of December 31, 2024	(37)	(728)	(134)	(43)	(942)
Amortization	—	(30)	(10)	—	(40)
Exchange rate changes	—	(18)	(2)	—	(20)
As of March 31, 2025	(37)	(776)	(146)	(43)	(1,002)
Net book value	3	1,683	450	12	2,148
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2024	1,495
Exchange rate changes	27
As of March 31, 2025	1,522
During the three months ended March 31, 2025, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2026	163
2027	163
2028	163
2029	158
2030	155

5. Current Other Liabilities

	As of March 31, 2025	As of December 31, 2024
	(In $ millions)
Benefit obligations (Note 7)	26	25
Customer rebates	94	92
Derivatives (Note 11)	76	93
Interest (Note 6)	163	222
Legal (Note 13)	15	10
Operating leases	78	79
Restructuring (Note 17)	43	63
Salaries and benefits	113	166
Sales and use tax/foreign withholding tax payable	165	150
Investment in affiliates	100	98
Other	124	122
Total	997	1,120
6. Debt

	As of March 31, 2025	As of December 31, 2024
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	93	1,393
Short-term borrowings, including amounts due to affiliates(1)	252	53
Revolving credit facilities(2)	61	55
Total	406	1,501
______________________________
(1)The weighted average interest rate was 5.5% and 2.1% as of March 31, 2025 and December 31, 2024, respectively.
(2)The weighted average interest rate was 2.9% and 3.1% as of March 31, 2025 and December 31, 2024, respectively.

	As of March 31, 2025	As of December 31, 2024
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2025, interest rate of 1.250%	—	311
Senior unsecured notes due 2025, interest rate of 6.050%	—	1,000
Senior unsecured notes due 2026, interest rate of 1.400%	400	400
Senior unsecured notes due 2026, interest rate of 4.777%	485	1,040
Senior unsecured notes due 2027, interest rate of 2.125%	540	518
Senior unsecured notes due 2027, interest rate of 6.415%(1)	1,500	2,000
Senior unsecured term loan due 2027(2)	480	880
Senior unsecured notes due 2028, interest rate of 0.625%	541	519
Senior unsecured notes due 2028, interest rate of 6.600%(1)	1,000	1,000
Senior unsecured notes due 2029, interest rate of 5.587%(1)	541	519
Senior unsecured notes due 2029, interest rate of 6.580%(1)	750	750
Senior unsecured notes due 2030, interest rate of 6.500%	700	—
Senior unsecured notes due 2030, interest rate of 6.800%(1)	999	999
Senior unsecured notes due 2031, interest rate of 5.000%	811	—
Senior unsecured notes due 2032, interest rate of 6.629%(1)	1,000	1,000
Senior unsecured notes due 2033, interest rate of 6.950%(1)	1,000	1,000
Senior unsecured notes due 2033, interest rate of 6.750%	1,100	—
Pollution control and industrial revenue bonds due at various dates through 2030(3)	125	126
Bank loans due at various dates through 2030(4)	446	320
Obligations under finance leases due at various dates through 2054	140	145
Subtotal	12,558	12,527
Unamortized deferred financing costs(5)	(87)	(56)
Current installments of long-term debt	(93)	(1,393)
Total	12,378	11,078
______________________________
(1)In November 2024, S&P Global Ratings downgraded the Company's credit rating to BB+, which had the effect of increasing the interest rates by 25 basis points on certain senior unsecured notes, effective beginning at various dates through January 19, 2025.
(2)The interest rate was 6.175% and 6.047% as of March 31, 2025 and December 31, 2024, respectively.
(3)Interest rates range from 4.1% to 5.0%.
(4)The weighted average interest rate was 2.7% and 2.8% as of March 31, 2025 and December 31, 2024, respectively.
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
Also in March 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a new revolving credit agreement (as amended to date, the "U.S. Revolving Credit Agreement") consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2027 (the "U.S. Revolving Credit Facility"). The margin for borrowings under the U.S. Revolving Credit Facility was 1.00% to 2.00% above certain interbank rates at current Company credit ratings.

In January 2023, Celanese (Shanghai) International Trading Co., Ltd ("CSIT"), a fully consolidated subsidiary, entered into an amendment and restatement of an existing credit facility agreement (the "CSIT Revolving Credit Agreement") to upsize and modify the facility thereunder to consist of an aggregate CNY1.75 billion uncommitted senior unsecured revolving credit facility available under two tranches (with overdraft, bank guarantee and documentary credit sublimits) (the "CSIT January 2023 Facility", and together with any other revolving credit facilities available to the Company's subsidiaries in China, the "China Revolving Credit Facilities"). Obligations bear interest at certain fixed and floating rates. In April 2024, the CSIT January 2023 Facility was reduced to CNY750 million, and in December 2024, the CSIT January 2023 Facility was reduced to CNY550 million. The CSIT Revolving Credit Agreement is guaranteed by Celanese U.S.
Also in January 2023, CSIT entered into a senior unsecured working capital loan contract for CNY800 million (the "January 2023 CSIT One Year Working Capital Term Loan Agreement"), payable 12 months from withdrawal date and bearing interest at 0.5% less than certain interbank rates. The loan under the January 2023 CSIT One Year Working Capital Term Loan Agreement was fully drawn in January 2023 and was fully repaid during the three months ended March 31, 2024.
In December 2023, Celanese (Nanjing) Chemical Co., Ltd. ("CNC") entered into a senior unsecured working capital loan agreement for CNY800 million, payable on December 25, 2026 and bearing interest at 2.8% (the "December 2023 CNC Three Year Working Capital Loan Agreement"). The loan under the December 2023 CNC Three Year Working Capital Loan Agreement was fully drawn during the three months ended March 31, 2024.
In June 2024, CNC entered into a senior unsecured working capital loan agreement for CNY800 million, payable in installments until June 2027 and bearing interest at 2.75% (the "June 2024 CNC Three Year Working Capital Loan Agreement"). CNY760 million of the June 2024 CNC Three Year Working Capital Loan Agreement was drawn during the year ended December 31, 2024.
In November 2024, Celanese U.S. entered into a senior unsecured term loan credit agreement (the "November 2024 U.S. Term Loan Credit Agreement", and together with the U.S. Revolving Credit Agreement and March 2022 U.S. Term Loan Credit Agreement, the "U.S. Credit Agreements"), pursuant to which the lenders provided a delayed-draw term loan due 364 days from the date of borrowing in an amount up to $1.0 billion. Amounts outstanding under the November 2024 U.S. Term Loan Credit Agreement accrue interest at a rate equal to the Secured Overnight Financing Rate with an interest period of one or three months ("Term SOFR") plus a margin of 1.300% to 2.250% per annum, or the base rate plus a margin of 0.300% to 1.250%, in each case, based on the Company's senior unsecured debt rating, subject to further changes based on such ratings. $500 million was drawn under the November 2024 U.S. Term Loan Credit Agreement during the three months ended March 31, 2025, and any remaining commitments thereunder terminated on March 15, 2025. $300 million of such drawn amount was repaid during the three months ended March 31, 2025, and $100 million was repaid on April 14, 2025.
In December 2024, CNC entered into a senior unsecured working capital loan agreement for CNY1.0 billion, payable in installments until March 2028 and bearing interest at certain floating rates (the "December 2024 CNC Three Year Working Capital Loan Agreement"). CNY500 million of the December 2024 CNC Three Year Working Capital Loan Agreement was drawn during the three months ended March 31, 2025.
On March 6, 2025, CNC entered into a senior unsecured working capital loan agreement for CNY750 million, payable in installments until March 2028 and bearing interest at certain floating rates (the "March 2025 CNC Three Year Working Capital Loan Agreement" together with the December 2024 CNC Three Year Working Capital Loan Agreement, the June 2024 CNC Three Year Working Capital Loan Agreement, the December 2023 CNC Three Year Working Capital Loan Agreement, the January 2023 CSIT One Year Working Capital Term Loan Agreement, and the CSIT Revolving Credit Agreement, the "China Credit Agreements," and the China Credit Agreements together with the U.S. Credit Agreements, the "Global Credit Agreements"). The March 2025 CNC Three Year Working Capital Loan Agreement was partially drawn during the three months ended March 31, 2025. The Company expects that the China Credit Agreements will continue to facilitate its efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of its U.S. debt to China at a lower average interest rate.
On February 16, 2024, November 1, 2024 and February 17, 2025, the Company amended certain covenants in certain of the U.S. Credit Agreements, including financial ratio maintenance covenants.
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

The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facilities are as follows:

As of March 31, 2025
(In $ millions)
U.S. Revolving Credit Facility
Borrowings outstanding	—
Available for borrowing	1,750
China Revolving Credit Facilities
Borrowings outstanding	61
Available for borrowing	98
Senior Notes
The Company has outstanding senior unsecured notes, issued in public offerings registered under the Securities Act of 1933, as amended (the "Securities Act") (collectively, the "Senior Notes"). The Senior Notes were issued by Celanese U.S. and are guaranteed on a senior unsecured basis by Celanese and the Subsidiary Guarantors. Celanese U.S. may redeem some or all of each of the Senior Notes, prior to their respective maturity dates, at a redemption price of 100% of the principal amount, plus a "make-whole" premium or applicable premium, as specified in the applicable indenture, plus accrued and unpaid interest, if any, to the redemption date.
On February 12, 2025, Moody's Ratings downgraded the Company's credit ratings to Ba1 which, along with the credit downgrade by S&P Global Ratings in November 2024, will have the impact of increasing interest rates for certain Senior Notes by up to 50 basis points and the U.S. Credit Agreements by 25 to 30 basis points starting in the years ended December 31, 2025 and 2026, as applicable.
On March 14, 2025, Celanese U.S. completed a public offering registered under the Securities Act of senior unsecured notes as follows (collectively, the "2025 Offering"):

Maturity Date	Aggregate Principal Amount Issued	Offering Price	Interest Rate
	(In $/€ millions)
April 15, 2030	$700	100.000%	6.500%
April 15, 2031	€750	100.000%	5.000%
April 15, 2033	$1,100	100.000%	6.750%
Deferred financing costs related to the 2025 Offering were $34 million for the three months ended March 31, 2025 and are being amortized to Interest expense in the unaudited interim consolidated statements of operations over the terms of the applicable notes.
On March 21, 2025, Celanese U.S. completed cash tender offers for €552 million and $500 million in aggregate principal amounts (the "Tender Offers") as follows:

Maturity Date	Aggregate Principal Amount Tendered	Purchase price per $/€1,000 principal amount	Total Tender Offer Consideration
	(In $/€ millions)		(In $/€ millions)
July 19, 2026	€552	€1,026.68	€567
July 15, 2027	$500	$1,031.10	$516
The net proceeds from the 2025 Offering, together with borrowings under the November 2024 U.S. Term Loan Credit Agreement were used (i) to fund the Tender Offers, (ii) for repayment of other outstanding indebtedness, including the repayment of a portion of the March 2022 U.S. Term Loan Credit Agreement, the repayment of borrowings under the U.S. Revolving Credit Agreement and repayment of 6.050% Senior Notes due March 15, 2025 and (iii) related fees and expenses.

Refinancing expense in the unaudited interim consolidated statements of operations includes fees and expenses related to the Tender Offer, including accelerated amortization of deferred financing costs associated with the principal amounts tendered, was $32 million for the three months ended March 31, 2025.
Accounts Receivable Purchasing Facility
In June 2023, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 18, 2025. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's unaudited consolidated balance sheet. The Company de-recognized $352 million and $1.5 billion of accounts receivable under this agreement for the three months ended March 31, 2025 and year ended December 31, 2024, respectively, and collected $347 million and $1.5 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $147 million were pledged by the SPE as collateral to the Purchasers as of March 31, 2025.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe, Japan and Singapore with financial institutions to sell 100%, 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. The Company also has a factoring agreement in China with a financial institution to sell 100% of certain accounts receivable on a limited recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no material continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $161 million and $700 million of accounts receivable under these factoring agreements for the three months ended March 31, 2025 and year ended December 31, 2024, respectively, and collected $170 million and $640 million of accounts receivable sold under these factoring agreements during the same periods.
The Company has master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts ("BADs"), classified as accounts receivable. Under the Master Discounting Agreements, transfers of BADs are treated as sales and are accounted for as a reduction in accounts receivable because the Master Discounting Agreements transfer effective control over and risk related to the transferred BADs to the financial institutions. The Company has no continuing involvement in the transferred BADs, and the BADs are no longer available to satisfy creditors in the event of a bankruptcy. The Company received $15 million and $100 million from the accounts receivable transferred under the Master Discounting Agreements as of March 31, 2025 and December 31, 2024, respectively.
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
The Company is in compliance with the covenants in its material financing arrangements as of March 31, 2025.

7. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2025		2024
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	4	—	3	—
Interest cost	29	1	31	1
Expected return on plan assets	(32)	—	(34)	—
Total	1	1	—	1
Benefit obligation funding is as follows:

	As of March 31, 2025	Total Expected 2025
	(In $ millions)
Cash contributions to defined benefit pension plans	8	30
Benefit payments to nonqualified pension plans	4	18
Benefit payments to other postretirement benefit plans	2	3
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefit plan balances recognized in the unaudited consolidated balance sheets consist of the following:

	As of March 31, 2025		As of December 31, 2024
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Noncurrent Other assets	142	—	135	—
Current Other liabilities	(22)	(4)	(22)	(3)
Benefit obligations	(359)	(33)	(358)	(31)
Net amount recognized	(239)	(37)	(245)	(34)
8. Environmental
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

The components of environmental remediation liabilities, contained in Current and Noncurrent Other Liabilities, are as follows:

	As of March 31, 2025	As of December 31, 2024
	(In $ millions)
Demerger obligations (Note 13)	15	14
Divestiture obligations (Note 13)	13	14
Active sites	23	23
U.S. Superfund sites	10	10
Other environmental remediation liabilities	2	2
Total	63	63
Remediation
Due to its industrial history and through retained contractual and legal obligations, the Company has the obligation to remediate specific areas on its own sites as well as on divested, demerger, orphan or U.S. Superfund sites (defined below). In addition, as part of the demerger agreement between the Company and Hoechst AG ("Hoechst"), a specified portion of the responsibility for environmental liabilities from a number of Hoechst divestitures was transferred to the Company (Note 13). Certain of these sites, at which the Company maintains continuing involvement, were and continue to be designated as discontinued operations when closed. The Company provides for such obligations when the event of loss is probable and reasonably estimable. The Company believes that environmental remediation costs will not have a material adverse effect on the financial position of the Company, but may have a material adverse effect on the results of operations or cash flows in any given period.
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
Like the 2018 OCC Lawsuit, the 2023 OCC lawsuit also was stayed pending resolution of the request for judicial approval of the Consent Decree in the Consent Decree Action. On December 18, 2024, the U.S. District Court for the District of New Jersey granted the United States' motion to enter the Consent Decree in the Consent Decree Action. Nokia of America Corporation and OCC, which both opposed the entry of the Consent Decree, have filed notices of appeal.
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

9. Shareholders' Equity
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
In November 2024, the Company announced its intent to reduce its quarterly dividend by approximately 95% beginning in the first quarter of 2025.
The Company declared a quarterly cash dividend of $0.03 per share on its Common Stock on April 16, 2025, amounting to $3 million. The cash dividend will be paid on May 12, 2025 to holders of record as of April 28, 2025.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

Total From February 2008 Through March 31, 2025

Shares repurchased	69,324,429
Average purchase price per share	$83.71
Amount spent on repurchased shares (in $ millions)	5,803
Aggregate Board of Directors repurchase authorizations during the period (in $ millions)	6,866
The purchase of treasury stock reduces the number of shares outstanding. The repurchased shares may be used by the Company for compensation programs utilizing the Company's stock and other corporate purposes. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of shareholders' equity.
The Company did not repurchase any Common Stock during the three months ended March 31, 2025 or 2024.
Other Comprehensive Income (Loss), Net

	Three Months Ended March 31,
	2025			2024
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(40)	35	(5)	(27)	(27)	(54)
Gain (loss) on derivative hedges	36	(1)	35	2	—	2
Pension and postretirement benefits gain (loss)	1	—	1	(1)	—	(1)
Total	(3)	34	31	(26)	(27)	(53)

Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Derivative Hedges (Note 11)	Pension and Postretirement Benefits Gain (Loss) (Note 7)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2024	(800)	(28)	(20)	(848)
Other comprehensive income (loss) before reclassifications	(40)	(18)	1	(57)
Amounts reclassified from accumulated other comprehensive income (loss)	—	54	—	54
Income tax (provision) benefit	35	(1)	—	34
As of March 31, 2025	(805)	7	(19)	(817)
10. Income Taxes

	Three Months Ended March 31,
	2025	2024
	(In percentages)
Effective income tax rate	(300)	21
The effective income tax rate for the three months ended March 31, 2025, was lower compared to the same period in 2024, primarily due to increases in valuation allowance on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period in the current period and decreased earnings in the current year due to the current demand conditions. The effective income tax rate for the three months ended March 31, 2024 included non-recurring tax effects related to internal debt restructuring transactions.
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various notices and final and proposed regulatory packages supplementing the TCJA provisions since 2018. There have been no material proposed or final regulatory packages during the three months ended March 31, 2025.
In August 2022, the Inflation Reduction Act (the "IRA") was enacted and included a 1% excise tax on share repurchases in excess of $1 million, and a corporate minimum tax of 15% on adjusted book earnings. The corporate minimum tax paid is creditable in future years to the extent regular tax liability exceeds the minimum tax in any given year. The Company does not expect these provisions or any newly issued administrative guidance to have a material impact to future income tax expense. The IRA also provides various beneficial credits for energy efficiency related to manufacturing, transportation and fuels, hydrogen/carbon recapture and renewable energy, which the Company is evaluating in regard to planned projects.
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
In June 2024, the OECD published a fourth set of Administrative Guidance on the Global Anti-Base Erosion Model rules ("GloBE"). The additional guidance covers deferred tax liability recapture, divergences between GloBE and accounting carrying values, allocation of cross-border current taxes, allocation of cross-border deferred taxes, allocation of profits and taxes in structures including flow-through entities, and treatment of securitization vehicles. While the Company is still modeling the potential impact of the new administrative guidance, it is not expected to have a material impact in the short term due to the safe harbor provisions, effective for the years 2024 to 2026, published in the July 2023 Administrative Guidance.
The Company will continue to monitor the developments and implementation of the OECD BEPS projects. Currently the Company does not meet the requirements for the application of Pillar One. After an initial assessment of the application of the safe harbor provisions on a global basis, the Company determined that there was not a material impact from the local adoption of the OECD Pillar Two proposals in 2025, but is continuing to model the effect of these provisions on its future effective tax rate and cash taxes.
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
In addition, the Company's income tax returns in Mexico are under audit for the years 2018 through 2020, in Canada for the years 2016 through 2022, in the U.S. for the years 2016 through 2020, and in Germany for the years after 2007. In August 2023, the Company negotiated a partial settlement with the Mexico tax authorities for its audit for the year 2018. The partial settlement did not have a material impact on income tax expense in the consolidated statements of operations. The Company is in discussions with the Mexican tax authorities regarding the preliminary findings in the 2019 audit. In September 2023, the Canadian tax authorities opened tax audits for the years 2019 through 2022, and the audits are in the preliminary stages. The Company is in ongoing discussions regarding the audit findings with the Canadian tax authorities for the years 2016 through 2018 and does not expect a material impact to income tax expense resulting from the audit. The audit in the U.S. for the years 2016 through 2020 is in the data gathering phase. In the first quarter of 2025, the Company began settlement discussions with the German tax authorities on certain matters related to this audit. The Company will record the impacts of any settlements as they are concluded but currently does not expect a material impact to the consolidated statements of operations.
As of March 31, 2025, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the examinations by governmental authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the governmental authorities are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its position, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.

11. Derivative Financial Instruments
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended March 31,				Statement of Operations Classification
	2025	2024	2025	2024
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	6	3	1	(1)	Cost of sales
Interest rate swaps	—	—	(1)	(2)	Interest expense
Total	6	3	—	(3)

Designated as Fair Value Hedges
Cross-currency swaps(1)	(24)	19	(54)	24	Foreign exchange gain (loss), net

Designated as Net Investment Hedges
Foreign currency denominated debt	(88)	67	—	—	N/A
Cross-currency swaps(2)	(80)	70	—	—	N/A
Total	(168)	137	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	—	16	Foreign exchange gain (loss), net; Other income (expense), net
______________________________
(1)In conjunction with the 2025 Offering (Note 6), on March 17, 2025, the Company entered into a cross-currency swap to effectively convert $400 million of the issued senior unsecured notes due 2030 into a Japanese yen-denominated borrowing at prevailing yen interest rates, maturing on April 15, 2030. The swap qualifies and has been designated as a fair value hedge of the Company's foreign currency exchange rate exposure on the long-term debt of its Japanese yen-denominated subsidiary.
(2)In April 2024, the Company entered into cross-currency swaps to effectively convert its $1.0 billion senior unsecured notes due 2033 (Note 6) into Chinese yuan-denominated borrowings at prevailing yuan interest rates, maturing on November 15, 2033. The swaps qualify and have been designated as net investment hedges of the Company's foreign currency exchange rate exposure on the net investment of certain of its Chinese yuan-denominated subsidiaries.
See Note 12 for additional information regarding the fair value of the Company's derivative instruments.
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of March 31, 2025	As of December 31, 2024
	(In $ millions)
Derivative Assets
Gross amount recognized	221	250
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	221	250
Gross amount not offset in the consolidated balance sheets	47	38
Net amount	174	212

	As of March 31, 2025	As of December 31, 2024
	(In $ millions)
Derivative Liabilities
Gross amount recognized	352	273
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	352	273
Gross amount not offset in the consolidated balance sheets	47	38
Net amount	305	235

12. Fair Value Measurements
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

		Fair Value Measurement
		Significant Other Observable Inputs (Level 2)
		Other assets		Other liabilities
	Notional Amount	Current	Noncurrent	Current	Noncurrent
	(In millions)	(In $ millions)
As of March 31, 2025
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$45	6	41	—	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	€909	15	—	20	7
Cross-currency swaps(1)	¥132,242	52	18	2	11
Derivatives Designated as Net Investment Hedges
Cross-currency swaps and foreign currency denominated debt	€4,592	61	—	34	223
Cross-currency swaps(2)	¥7,268	25	—	13	16
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$1,750	3	—	7	19
Total		162	59	76	276
December 31, 2024
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$48	4	37	—	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	€909	20	10	7	—
Cross-currency swaps(1)	¥72,710	26	33	4	—
Derivatives Designated as Net Investment Hedges
Cross-currency swaps and foreign currency denominated debt	€4,564	88	—	56	134
Cross-currency swaps(2)	¥7,268	21	—	7	26
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$2,777	11	—	19	20
Total		170	80	93	180
______________________________
(1)Notional amount denominated in Japanese yen.
(2)Notional amount denominated in Chinese yuan.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of March 31, 2025
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	18	18	—	18
Long-term debt, including current installments of long-term debt	12,558	12,503	140	12,643
As of December 31, 2024
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	18	18	—	18
Long-term debt, including current installments of long-term debt	12,527	12,470	145	12,615
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
As of March 31, 2025 and December 31, 2024, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
13. Commitments and Contingencies
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
The Company has accrued for all probable and reasonably estimable losses associated with all known matters or claims. These known obligations include the following:
•Demerger Obligations
In connection with the Hoechst demerger, the Company agreed to indemnify Hoechst, and its legal successors, for various liabilities under the demerger agreement, including for environmental liabilities associated with contamination arising either from environmental damage in general ("Category A") or under 19 divestiture agreements entered into by Hoechst prior to the demerger ("Category B") (Note 8).
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of March 31, 2025 are $117 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
•Divestiture Obligations
The Company and its predecessor companies agreed to indemnify third-party purchasers of former businesses and assets for various pre-closing conditions, as well as for breaches of representations, warranties and covenants. Such liabilities also include environmental liability, product liability, antitrust and other liabilities. These indemnifications and guarantees represent standard contractual terms associated with typical divestiture agreements and, other than environmental liabilities, the Company does not believe that they expose the Company to significant risk (Note 8).
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $102 million as of March 31, 2025. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of March 31, 2025, the Company had unconditional purchase obligations of $3.6 billion, of which $466 million will be paid in 2025, $493 million in 2026, $433 million in 2027, $297 million in 2028, $235 million in 2029 and the balance thereafter through 2042.
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
As previously reported, in July 2020, the Company settled a European Commission competition law investigation involving certain of its subsidiaries and three other companies related to certain past ethylene purchases. Shell Chemicals Europe, another group of corporate claimants, and TotalEnergies Petrochemicals & Refining SA have filed claims for damages with the District Court of Amsterdam against four companies, including Celanese, arising from those activities. BASF SE and, most recently, Dow Europe GmbH have filed similar claims in the Court of Munich, Germany. The Company intends to vigorously defend itself against these claims. While it is possible that additional parties could assert demands or claims related to this matter, based on information available at this time, the Company does not expect ultimate resolution of this matter to have a material impact on its financial condition or results of operations.
14. Segment Information

	Engineered Materials	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended March 31, 2025
Net sales	1,287	1,116	—	(14)	(1)	2,389
Cost of sales	(1,012)	(914)	(1)	14		(1,913)
Gross profit	275	202	(1)	—		476
Selling, general and administrative expenses	(107)	(27)	(96)	—		(230)
Amortization of intangible assets	(40)	—	—	—		(40)
Research and development expenses	(21)	(10)	—	—		(31)
Other (charges) gains, net (Note 17)	(15)	(3)	(13)	—		(31)
Gain (loss) on disposition of business and assets, net	4	—	(1)	—		3
Other segment items(2)	—	—	21	—		21
Operating profit (loss)	96	162	(90)	—		168

Depreciation and amortization	109	61	10	—		180
Equity in net earnings (loss) of affiliates	16	3	3	—		22
Capital expenditures	39	30	9	—		78	(3)
	As of March 31, 2025
Goodwill and intangible assets, net	8,663	420	—	—		9,083
Total assets	15,567	5,324	2,306	—		23,197
	Three Months Ended March 31, 2024
Net sales	1,378	1,261	—	(28)	(1)	2,611
Cost of sales	(1,109)	(966)	(10)	28		(2,057)
Gross profit	269	295	(10)	—		554
Selling, general and administrative expenses	(103)	(30)	(132)	—		(265)
Amortization of intangible assets	(40)	(1)	—	—		(41)
Research and development expenses	(25)	(10)	1	—		(34)
Other (charges) gains, net (Note 17)	(11)	—	(3)	—		(14)
Gain (loss) on disposition of business and assets, net	(1)	—	—	—		(1)
Other segment items(2)	—	—	11	—		11
Operating profit (loss)	89	254	(133)	—		210

Depreciation and amortization	147	57	17	—		221
Equity in net earnings (loss) of affiliates	49	2	4	—		55
Capital expenditures	37	40	28	—		105	(3)
	As of December 31, 2024
Goodwill and intangible assets, net	8,617	411	—	—		9,028
Total assets	15,496	5,265	2,096	—		22,857
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes Foreign exchange gain (loss), net.
(3)Includes a decrease in accrued capital expenditures of $24 million and $32 million for the three months ended March 31, 2025 and 2024, respectively.

15. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of March 31, 2025, the Company had $861 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $398 million of its remaining performance obligations as Net sales in 2025, $240 million in 2026, $116 million in 2027 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Current and Noncurrent Other liabilities in the unaudited consolidated balance sheets.
The Company does not have any material contract assets as of March 31, 2025.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended March 31,
	2025	2024
	(In $ millions)
Engineered Materials
North America	349	372
Europe and Africa	388	456
Asia-Pacific	516	516
South America	34	34
Total	1,287	1,378

Acetyl Chain
North America	386	388
Europe and Africa	385	423
Asia-Pacific	307	394
South America	24	28
Total(1)	1,102	1,233
______________________________
(1)Excludes intersegment sales of $14 million and $28 million for the three months ended March 31, 2025 and 2024, respectively.

16. Earnings (Loss) Per Share

	Three Months Ended March 31,
	2025	2024
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	(16)	121
Earnings (loss) from discontinued operations	(5)	—
Net earnings (loss)	(21)	121

Weighted average shares - basic	109,421,035	109,069,060
Incremental shares attributable to equity awards(1)	—	444,931
Weighted average shares - diluted	109,421,035	109,513,991
______________________________
(1)Excludes stock options to purchase 535,179 and 68,415 shares of Common Stock for the three months ended March 31, 2025 and 2024, respectively; and 75,147 and 0 equity award shares for the three months ended March 31, 2025 and 2024, respectively, as their effect would have been antidilutive. For the three months ended March 31, 2025, the Company incurred a net loss from continuing operations, resulting in 167,276 incremental shares attributable to equity awards being excluded from the number of weighted average shares - diluted as their effect would have been antidilutive.
17. Other (Charges) Gains, Net

	Three Months Ended March 31,
	2025	2024
	(In $ millions)
Restructuring(1)	(31)	(14)
Total	(31)	(14)
______________________________
(1)Includes employee termination benefits related to Company-wide business optimization projects during the three months ended March 31, 2025 and 2024.
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2024	57	—	6	63
Additions	15	3	13	31
Cash payments	(41)	(1)	(10)	(52)
Other changes	(4)	—	4	—
Exchange rate changes	1	—	—	1
As of March 31, 2025	28	2	13	43
18. Subsequent Events
On May 5, 2025, the Company announced its intent to divest its Micromax® portfolio of products as an opportunity for cash generation and deleveraging of the Company's balance sheet. These operations do not meet the accounting criteria to be classified as assets held for sale as of March 31, 2025, nor does the proposed transaction represent a strategic shift in the Company's future operations and financial results.

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
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2024 filed on February 21, 2025 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Report on Form 10-K ("2024 Form 10-K") and the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements herein, which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Forward-Looking Statements" below and at the beginning of our 2024 Form 10-K.
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
Risk Factors
See Part I - Item 1A. Risk Factors of our 2024 Form 10-K for a description of certain risk factors that you should consider which could significantly affect our business and/or financial results. In addition, the following factors, among others, could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements:
•the ability to successfully achieve planned cost reductions;
•changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate;
•the length and depth of product and industry business cycles particularly in the automotive, electrical, textiles, electronics and construction industries;
•volatility or changes in the price and availability of raw materials and energy, particularly changes in the demand for, supply of, and market prices of ethylene, methanol, natural gas, carbon monoxide, wood pulp, hexamethylene diamine, Polyamide 66 ("PA66"), polybutylene terephthalate, ethanol, natural gas and fuel oil and the prices for electricity and other energy sources;
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
•our level of indebtedness, which could diminish our ability to raise additional capital to fund operations or limit our ability to react to changes in the economy or the chemicals industry, and the success of our deleveraging efforts as well as any changes to our credit ratings;
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
Impact of Tariffs
As we are a global company, recently announced tariffs, uncertainty regarding potential future tariffs, and their potential effects on demand for our products may affect our business. We continue to analyze the impact of these tariffs on our business and actions we can take to minimize their impact.

Results of Operations
Financial Highlights

	Three Months Ended March 31,
	2025	2024	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	2,389	2,611	(222)
Gross profit	476	554	(78)
Selling, general and administrative ("SG&A") expenses	(230)	(265)	35
Other (charges) gains, net	(31)	(14)	(17)
Gain (loss) on disposition of businesses and assets, net	3	(1)	4
Operating profit (loss)	168	210	(42)
Equity in net earnings (loss) of affiliates	22	55	(33)
Non-operating pension and other postretirement employee benefit (expense) income	2	2	—
Interest expense	(170)	(169)	(1)
Refinancing expense	(32)	—	(32)
Interest income	4	13	(9)
Dividend income - equity investments	1	34	(33)
Earnings (loss) from continuing operations before tax	(3)	157	(160)
Earnings (loss) from continuing operations	(12)	124	(136)
Earnings (loss) from discontinued operations	(5)	—	(5)
Net earnings (loss)	(17)	124	(141)
Net earnings (loss) attributable to Celanese Corporation	(21)	121	(142)
Other Data
Depreciation and amortization	180	221	(41)
SG&A expenses as a percentage of Net sales	9.6%	10.1%
Operating margin(1)	7.0%	8.0%
Other (charges) gains, net
Restructuring	(31)	(14)	(17)
Total Other (charges) gains, net	(31)	(14)	(17)
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of March 31, 2025	As of December 31, 2024
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	951	962

Short-term borrowings and current installments of long-term debt - third party and affiliates	406	1,501
Long-term debt, net of unamortized deferred financing costs	12,378	11,078
Total debt	12,784	12,579

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	(4)	(2)	(1)	(7)
Acetyl Chain	(6)	(4)	(1)	(11)
Total Company	(5)	(3)	(1)	(9)
Consolidated Results
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Net sales decreased $222 million, or 9%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to:
•lower volume in our Acetyl Chain and Engineered Materials segments, primarily driven by decreased global demand and weaker global economic conditions;
•lower pricing, primarily driven by our Acetyl Chain segment due to an environment with greater supply than demand, as well as our Engineered Materials segment due to competitive market dynamics and product mix; and
•an unfavorable currency impact, primarily resulting from a weaker euro relative to the U.S. dollar.
Operating profit decreased $42 million, or 20%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to:
•lower Net sales across our segments; and
•higher raw materials and sourcing costs in our Acetyl Chain segment, primarily for methanol and ethylene;
partially offset by:
•lower spending of $64 million in our Other Activities and Acetyl Chain segments, primarily due to IT integration costs, and plant turnaround costs related to our joint venture, Fairway Methanol LLC, both incurred during the three months ended March 31, 2024, which did not recur in the current year;
•accelerated depreciation expense of $37 million in our Engineered Materials segment during the three months ended March 31, 2024, related to the previously announced closure of our polymerization units in Uentrop, Germany, which did not recur in the current period; and
•lower raw materials costs and favorable raw materials mix in our Engineered Materials segment.
Equity in net earnings (loss) of affiliates decreased $33 million, or 60%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to:
•a decrease in earnings from our Ibn Sina strategic affiliates of $26 million, primarily due to lower methyl tertiary-butyl ether ("MTBE") volume arising from a plant turnaround, as well as lower MTBE pricing and higher feedstock costs.
Dividend income - equity investments decreased $33 million or 97% for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to:
•a change in the timing of dividend income from our Nantong Cellulose Fibers strategic affiliate in China whereby dividends will be received three times a year beginning in the second quarter instead of each quarter.

Our effective income tax rate for the three months ended March 31, 2025 was (300)% compared to 21% for the same period in 2024, primarily due to increases in valuation allowance on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period in the current period and decreased earnings in the current year due to the current demand conditions. The effective income tax rate for the three months ended March 31, 2024 included non-recurring tax effects related to internal debt restructuring transactions. See Note 10 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Segments
Engineered Materials

	Three Months Ended March 31,		Change	% Change
	2025	2024
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,287	1,378	(91)	(6.6)%
Net Sales Variance
Volume	(4)%
Price	(2)%
Currency	(1)%
Other (charges) gains, net	(15)	(11)	(4)	(36.4)%
Operating profit (loss)	96	89	7	7.9%
Operating margin	7.5%	6.5%
Equity in net earnings (loss) of affiliates	16	49	(33)	(67.3)%
Depreciation and amortization	109	147	(38)	(25.9)%
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
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Net sales decreased for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to:
•lower volume, primarily due to weaker global economic conditions;
•lower pricing for most of our products, primarily due to competitive market dynamics and product mix; and
•an unfavorable currency impact, primarily resulting from a weaker euro relative to the U.S. dollar.
Operating profit increased for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to:
•accelerated depreciation expense of $37 million during the three months ended March 31, 2024, related to the previously announced closure of our polymerization units in Uentrop, Germany, which did not recur in the current period; and
•lower raw materials costs and favorable raw materials mix;

partially offset by:
•lower Net sales.
Equity in net earnings (loss) of affiliates decreased for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to:
•a decrease in earnings from our Ibn Sina strategic affiliate, primarily due to lower MTBE volume arising from a plant turnaround, as well as lower MTBE pricing and higher feedstock costs.
Acetyl Chain

	Three Months Ended March 31,		Change	% Change
	2025	2024
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,116	1,261	(145)	(11.5)%
Net Sales Variance
Volume	(6)%
Price	(4)%
Currency	(1)%
Operating profit (loss)	162	254	(92)	(36.2)%
Operating margin	14.5%	20.1%
Dividend income - equity investments	—	34	(34)	(100.0)%
Depreciation and amortization	61	57	4	7.0%
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
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Net sales decreased for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to:
•lower volume across most of our products primarily due to decreased global demand;
•lower pricing for most of our products globally, due to an environment with greater supply than demand during the three months ended March 31, 2025; and
•an unfavorable currency impact, primarily arising from a weaker euro relative to the U.S. dollar.
Operating profit decreased for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to:
•lower Net sales; and
•higher raw materials and sourcing costs, primarily for methanol and ethylene;

partially offset by:
•lower spending of $26 million, primarily as a result of plant turnaround costs related to our joint venture, Fairway Methanol LLC, incurred during the three months ended March 31, 2024, which did not recur in the current year.
Dividend income - equity investments decreased for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to:
•a change in the timing of dividend income from our Nantong Cellulose Fibers strategic affiliate in China whereby dividends will be received three times a year beginning in the second quarter instead of each quarter.
Other Activities

	Three Months Ended March 31,		Change	% Change
	2025	2024
	(unaudited)
	(In $ millions, except percentages)
Operating profit (loss)	(90)	(133)	43	32.3%
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
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Operating loss decreased for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to:
•lower spending of $38 million, primarily due to IT integration costs incurred during the three months ended March 31, 2024, which did not recur in the current year, and decreased compensation costs.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facilities. As of March 31, 2025, we have $1.75 billion available for borrowing under our senior U.S. unsecured revolving credit facility and $98 million available for borrowing under our separate China Revolving Credit Facilities (defined below), if required, to meet our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $951 million as of March 31, 2025. We are actively managing our business to maintain cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
Our incurrence of debt to finance the purchase price for a majority of the Mobility & Materials business (the "M&M Business") acquired from DuPont de Nemours, Inc. in November 2022 (the "M&M Acquisition") has increased our leverage and our ratio of indebtedness to consolidated EBITDA as set forth in our senior unsecured credit facilities. We believe that cash flows from our operations, together with synergy opportunities from the M&M Acquisition and cost reduction initiatives, will support our deleveraging efforts over the next few years. However, we expect the weakened demand environment, as discussed below, to continue to adversely impact our cash generation in the near-term. In furtherance of our deleveraging efforts, we have paused our share repurchase program and are in the process of evaluating additional cash generation or conservation opportunities. As part of this process, in November 2024, we announced our intent to reduce our quarterly dividend by approximately 95 percent beginning in the first quarter of 2025. We will continue to evaluate our dividend policy, taking into account our ability to return to a balanced capital allocation strategy. Our deleveraging efforts may also include other opportunistic dispositions or monetization of other product or business lines or other assets.

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
We continue to focus our near-term capital expenditures on required maintenance projects and productivity improvements, as we continue to prioritize deleveraging and expect total capital expenditures to be approximately $300 million to $350 million in 2025. In Engineered Materials, at our Nanjing, China facility, our expansions of (1) the compounding plant is in construction and we are accelerating completion to meet demand and (2) the new liquid crystal polymer ("LCP") plant is in construction and remains on schedule under a delayed timeline. At our Bishop, Texas facility, our debottleneck of the ultra-high molecular weight polyethylene ("UHMW-PE") unit is on schedule and in detailed engineering design while construction is delayed in line with expected demand growth. Our energy optimization productivity and greenhouse gas reduction project at our polyoxymethylene ("POM") unit in Frankfurt, Germany is delayed consistent with our capital reductions. In the Acetyl Chain, our planned expansion of our vinyl acetate ethylene ("VAE") emulsion plant in Frankfurt, Germany is in construction and on schedule for start-up in the third quarter of 2025. We continue to see the investments made in recent years strengthen the growth and reliability, while lowering the carbon footprint, of our manufacturing network to best serve our customers.
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
Cash Flows
Cash and cash equivalents decreased $11 million to $951 million as of March 31, 2025 compared to December 31, 2024. As of March 31, 2025, $580 million of the $951 million of cash and cash equivalents was held by our foreign subsidiaries. Under the Tax Cuts and Jobs Act, we incurred a prior year charge associated with the deemed repatriation of foreign earnings. These funds are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations.
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $64 million to $37 million for the three months ended March 31, 2025 compared to net cash provided by operating activities of $101 million for the same period in 2024, primarily due to:
•a decrease in Net earnings; and
•an increase in net cash interest paid;
partially offset by:
•favorable trade working capital of $103 million, primarily due to the timing of settlement of trade payables, inventory reductions, and the timing of collections of trade receivables during the three months ended March 31, 2025.

•Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $53 million to $98 million for the three months ended March 31, 2025 compared to net cash used in investing activities of $151 million for the same period in 2024, primarily due to:
•a decrease of $35 million in capital expenditures during the three months ended March 31, 2025.
•Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities increased $304 million to $45 million for the three months ended March 31, 2025 compared to net cash used in financing activities of $259 million for the same period in 2024, primarily due to:
•an increase in proceeds from long-term debt primarily due to the 2025 Offering (defined below) of $2.6 billion; and
•an increase in net borrowings on short-term debt of $465 million, primarily due to a net borrowing of $200 million under the November 2024 U.S. Term Loan Credit Agreement (defined below) and an increase in net proceeds on our revolving credit facilities of $173 million during the three months ended March 31, 2025, as well as payments under the China Working Capital Term Loan Agreement (defined below) during the three months ended March 31, 2024, which did not recur in the current year;
partially offset by:
•an increase in repayments of long-term debt, primarily due to the Tender Offers (defined below) of $1.1 billion, redemption of the 6.050% Senior Notes due March 15, 2025, partial repayment of $400 million of the March 2022 U.S. Term Loan Credit Agreement (defined below), and redemption of the 1.250% Senior Notes due February 11, 2025.
Debt and Other Obligations
•Senior Credit Facilities
In March 2022, we entered into a term loan credit agreement (as amended to date, the "March 2022 U.S. Term Loan Credit Agreement"), pursuant to which lenders provided a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion (the "5-year Term Loans").
Also in March 2022, we entered into a new revolving credit agreement (as amended to date, the "U.S. Revolving Credit Agreement") consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2027.
In January 2023, Celanese (Shanghai) International Trading Co., Ltd ("CSIT"), a fully consolidated subsidiary, entered into an amendment and restatement of an existing credit facility agreement (the "CSIT Revolving Credit Agreement") to upsize and modify the facility thereunder to consist of an aggregate CNY1.75 billion uncommitted senior unsecured revolving credit facility available under two tranches (with overdraft, bank guarantee and documentary credit sublimits) (the "CSIT January 2023 Facility", and together with any other revolving credit facilities available to the Company's subsidiaries in China, the "China Revolving Credit Facilities"). Obligations bear interest at certain fixed and floating rates. In April 2024, the CSIT January 2023 Facility was reduced to CNY750 million, and in December 2024, the CSIT January 2023 Facility was reduced to CNY550 million. The CSIT Revolving Credit Agreement is guaranteed by Celanese U.S.
Also in January 2023, CSIT entered into a senior unsecured working capital loan contract for CNY800 million (the "January 2023 CSIT One Year Working Capital Term Loan Agreement"), payable 12 months from withdrawal date and bearing interest at 0.5% less than certain interbank rates. The loan under the January 2023 CSIT One Year Working Capital Term Loan Agreement was fully drawn in January 2023 and was fully repaid during the three months ended March 31, 2024.
In December 2023, Celanese (Nanjing) Chemical Co., Ltd. ("CNC") entered into a senior unsecured working capital loan agreement for CNY800 million, payable on December 25, 2026 and bearing interest at 2.8% (the "December 2023 CNC Three Year Working Capital Loan Agreement"). The loan under the December 2023 CNC Three Year Working Capital Loan Agreement was fully drawn during the three months ended March 31, 2024.

In June 2024, CNC entered into a senior unsecured working capital loan agreement for CNY800 million, payable in installments until June 2027 and bearing interest at 2.75% (the "June 2024 CNC Three Year Working Capital Loan Agreement"). CNY760 million of the June 2024 CNC Three Year Working Capital Loan Agreement was drawn during the year ended December 31, 2024.
In November 2024, we entered into a senior unsecured term loan credit agreement (the "November 2024 U.S. Term Loan Credit Agreement", and together with the U.S. Revolving Credit Agreement and March 2022 U.S. Term Loan Credit Agreement, the "U.S. Credit Agreements"), pursuant to which the lenders provided a delayed-draw term loan due 364 days from the date of borrowing in an amount up to $1.0 billion. Amounts outstanding under the November 2024 U.S. Term Loan Credit Agreement accrue interest at a rate equal to the Secured Overnight Financing Rate with an interest period of one or three months ("Term SOFR") plus a margin of 1.300% to 2.250% per annum, or the base rate plus a margin of 0.300% to 1.250%, in each case, based on our senior unsecured debt rating, subject to further changes based on such ratings. $500 million was drawn under the November 2024 U.S. Term Loan Credit Agreement during the three months ended March 31, 2025, and any remaining commitments thereunder terminated on March 15, 2025. $300 million of such drawn amount was repaid during the three months ended March 31, 2025, and $100 million was repaid on April 14, 2025.
In December 2024, CNC entered into a senior unsecured working capital loan agreement for CNY1.0 billion, payable in installments until March 2028 and bearing interest at certain floating rates (the "December 2024 CNC Three Year Working Capital Loan Agreement"). CNY500 million of the December 2024 CNC Three Year Working Capital Loan Agreement was drawn during the three months ended March 31, 2025.
On March 6, 2025, CNC entered into a senior unsecured working capital loan agreement for CNY750 million, payable in installments until March 2028 and bearing interest at certain floating rates (the "March 2025 CNC Three Year Working Capital Loan Agreement" together with the December 2024 Three Year Working Capital Loan Agreement, the June 2024 CNC Three Year Working Capital Loan Agreement, the December 2023 CNC Three Year Working Capital Loan Agreement, the January 2023 CSIT One Year Working Capital Term Loan Agreement, and the CSIT Revolving Credit Agreement, the "China Credit Agreements," and the China Credit Agreements together with the U.S. Credit Agreements, the "Global Credit Agreements"). The March 2025 CNC Three Year Working Capital Loan Agreement was partially drawn during the three months ended March 31, 2025. We expect that the China Credit Agreements will continue to facilitate our efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of its U.S. debt to China at a lower average interest rate.
On February 16, 2024, November 1, 2024 and February 17, 2025, we amended certain covenants in certain of the U.S. Credit Agreements, including financial ratio maintenance covenants.
The U.S. Credit Agreements are guaranteed by Celanese, Celanese U.S. and domestic subsidiaries together representing substantially all of our U.S. assets and business operations (the "Subsidiary Guarantors").
•Senior Notes
On March 14, 2025, Celanese U.S. completed a public offering registered under the Securities Act of 1933, as amended (the "Securities Act"), of senior unsecured notes as follows (collectively, the "2025 Offering"):

Maturity Date	Aggregate Principal Amount Issued	Offering Price	Interest Rate
	(In $/€ millions)
April 15, 2030	$700	100.000%	6.500%
April 15, 2031	€750	100.000%	5.000%
April 15, 2033	$1,100	100.000%	6.750%
Deferred financing costs related to the 2025 Offering were $34 million for the three months ended March 31, 2025 and are being amortized to Interest expense in the unaudited interim consolidated statements of operations over the terms of the applicable notes.

On March 21, 2025, Celanese U.S. completed cash tender offers for €552 million and $500 million in aggregate principal amounts (the "Tender Offers") as follows:

Maturity Date	Aggregate Principal Amount Tendered	Purchase price per $/€1,000 principal amount	Total Tender Offer Consideration
	(In $/€ millions)		(In $/€ millions)
July 19, 2026	€552	€1,026.68	€567
July 15, 2027	$500	$1,031.10	$516
The net proceeds from the 2025 Offering, together with borrowings under the November 2024 U.S. Term Loan Credit Agreement were used (i) to fund the Tender Offers, (ii) for repayment of other outstanding indebtedness, including the repayment of a portion of the March 2022 U.S. Term Loan Credit Agreement, the repayment of borrowings under the U.S. Revolving Credit Agreement and repayment of 6.050% Senior Notes due March 15, 2025 and (iii) related fees and expenses.
Refinancing expense in the unaudited interim consolidated statements of operations includes fees and expenses related to the Tender Offer, including accelerated amortization of deferred financing costs associated with the principal amounts tendered, was $32 million for the three months ended March 31, 2025.
There have been no material changes to our debt or other obligations described in our 2024 Form 10-K other than those disclosed above and in Note 6 - Debt in the accompanying unaudited interim consolidated financial statements.
•Accounts Receivable Purchasing Facility
In June 2023, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $352 million and $1.5 billion of accounts receivable under this agreement for the three months ended March 31, 2025 and year ended December 31, 2024, respectively, and collected $347 million and $1.5 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $147 million were pledged by the SPE as collateral to the Purchasers as of March 31, 2025.
•Factoring and Discounting Agreements
We have factoring agreements in Europe, Japan, Singapore and China with financial institutions. We de-recognized $161 million and $700 million of accounts receivable under these factoring agreements for the three months ended March 31, 2025 and year ended December 31, 2024, respectively, and collected $170 million and $640 million of accounts receivable sold under these factoring agreements during the same periods.
We have master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts, classified as accounts receivable. We received $15 million and $100 million from the accounts receivable transferred under the Master Discounting Agreements as of March 31, 2025 and December 31, 2024, respectively.
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
We are in compliance with the covenants in our material financing arrangements as of March 31, 2025.
See Note 6 - Debt in the accompanying unaudited interim consolidated financial statements for further information.

Guarantor Financial Information
We have outstanding senior unsecured notes, issued in public offerings registered under the Securities Act (collectively, the "Senior Notes"). The Senior Notes were issued by Celanese U.S. ("Issuer") and are guaranteed by Celanese Corporation ("Parent Guarantor") and the Subsidiary Guarantors (collectively the "Obligor Group"). See Note 6 - Debt in the accompanying unaudited interim consolidated financial statements for further information. The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor. The Subsidiary Guarantors are listed in Exhibit 22.1 to this Quarterly Report.
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

Three Months Ended March 31, 2025
(In $ millions)
(unaudited)
Net sales to third parties	442
Net sales to non-guarantor subsidiaries	185
Total net sales	627
Gross profit	43
Earnings (loss) from continuing operations	(352)
Net earnings (loss)	(356)
Net earnings (loss) attributable to the Obligor Group	(356)

	As of March 31, 2025	As of December 31, 2024
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	1,873	1,138
Other current assets	2,428	2,372
Total current assets	4,301	3,510
Goodwill	536	536
Other noncurrent assets	6,362	6,386
Total noncurrent assets	6,898	6,922
Current liabilities due to non-guarantor subsidiaries	6,469	5,258
Current liabilities due to affiliates	7	5
Other current liabilities	1,021	2,212
Total current liabilities	7,497	7,475
Noncurrent liabilities due to non-guarantor subsidiaries	3,338	3,371
Other noncurrent liabilities	12,498	11,241
Total noncurrent liabilities	15,836	14,612
Share Capital
As disclosed above, in November 2024, we announced our intent to reduce our quarterly dividend by approximately 95% beginning in the first quarter of 2025. On April 16, 2025, we declared a quarterly cash dividend of $0.03 per share on our Common Stock amounting to $3 million. The cash dividend will be paid on May 12, 2025 to holders of record as of April 28, 2025.
There have been no material changes to our share capital described in our 2024 Form 10-K other than those disclosed above and in Note 9 - Shareholders' Equity in the accompanying unaudited interim consolidated financial statements.
Contractual Obligations
We have not entered into any material off-balance sheet arrangements.
Except as otherwise described in this report, there have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2024 Form 10-K.
Tax Return Audits
Our tax returns have been under joint audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). The Company and the Authorities were unable to reach an agreement jointly and therefore the audits continued on a separate jurisdictional basis. In the fourth quarter of 2022, we concluded settlement discussions with the Dutch tax authority. In the third quarter of 2024, we concluded settlement discussions with the German tax authority related to the German transfer pricing audit. In addition, our income tax returns in Mexico are under audit for the years 2018 through 2020, in Canada for the years 2016 through 2022, in the United States for the years 2016 through 2020, and in Germany for the years after 2007. In August 2023, we negotiated a partial settlement with the Mexico tax authorities for its audit for the year 2018. The partial settlement did not have a material impact on income tax expense in the consolidated statements of operations for the year ended December 31, 2023. We are in discussions with the Mexican tax authorities regarding the preliminary findings in the 2019 audit. In September 2023, the Canadian tax authorities opened tax audits for the years 2019 through 2022, and the audits are in the preliminary stages. The audit in the United States for the years 2016 through 2020 is in the data gathering phase. In the first quarter of 2025, the Company began settlement discussions with the German tax authorities on certain matters related to this audit. The Company will record the impacts of any settlements as they are concluded but currently does not expect a material impact to the consolidated statements of operations.

As of March 31, 2025, we believe that an adequate provision for income taxes has been made for all open tax years related to the examinations by governmental authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the government authorities are resolved in a manner inconsistent with our expectations or we are unsuccessful in defending our positions, we could be required to adjust our provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded. See Note 10 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Environment
During the three months ended March 31, 2025, we continued to experience demand challenges in key end-markets like automotive, paints, coatings, and construction due to the tepid global macroeconomic conditions. Automotive destocking in Europe related to the downturn in the second half of 2024 continued for most of the quarter but largely reaching more stabilized levels in March 2025. We anticipate demand conditions to remain sluggish in the second quarter of 2025. We will continue to closely monitor the impact of, and response to, tariffs and other geopolitical effects on demand conditions. We remain committed to identifying and implementing actions to improve long-term growth and value creation.
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
We describe our significant accounting policies in Note 2 - Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in our 2024 Form 10-K. We discuss our critical accounting policies and estimates in MD&A in our 2024 Form 10-K.
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements in the accompanying unaudited interim consolidated financial statements included in this Quarterly Report for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk for the Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2024 Form 10-K. See also Note 11 - Derivative Financial Instruments in the accompanying unaudited interim consolidated financial statements for further discussion of our market risk management and the related impact on the Company's financial position and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2025, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust and competition, intellectual property, personal injury, toxic tort, public nuisance and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of current and legacy shareholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 8 - Environmental and Note 13 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2024 Form 10-K other than those disclosed in Note 8 - Environmental and Note 13 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements. See Part I - Item 1A. Risk Factors of our 2024 Form 10-K for certain risk factors relating to these legal proceedings.
Item 1A. Risk Factors
In addition to the information in this Quarterly Report, readers should carefully consider the information in Part I, Item 1A. Risk Factors of our 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any Common Stock during the three months ended March 31, 2025. As of March 31, 2025, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008, with approximately $1.1 billion value of shares remaining that may be purchased under the program. See Note 9 - Shareholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(c) Trading Plans
During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans or "non-Rule 10b5-1 trading arrangements" as defined in Item 408 of Regulation S-K.

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

3.2(a)
Amendment to the Seventh Amended and Restated By-laws of Celanese Corporation dated as of March, 14 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 14, 2025).

4.1
Fifteenth Supplemental Indenture, dated as of March 14, 2025, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as series trustee, registrar and transfer agent, U.S. Bank Europe DAC, UK Branch (formerly known as Elavon Financial Services DAC, UK Branch) as paying agent and Computershare Trust Company, N.A. (as successor trustee to Wells Fargo Bank, National Association), as base trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 14, 2025).

4.2*
Sixteenth Supplemental Indenture, dated as of March 14, 2025, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as series trustee and Computershare Trust Company, N.A. (as successor trustee to Wells Fargo Bank, National Association), as base trustee.

10.1
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

10.2
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

10.4*‡	Form of 2025 Performance-Based Restricted Stock Unit Award Agreement.

10.5*‡	Form of 2025 Performance-Based Restricted Stock Unit Award Agreement for Chief Executive Officer.

10.6*‡	Form of 2025 Time-Based Stock Option Award Agreement.

10.7*‡	Form of 2025 Time-Based Stock Option Award Agreement for Chief Executive Officer.

Exhibit Number
Description

10.8*‡	Agreement and General Release, dated as of February 6, 2025, between Celanese Corporation and Thomas Kelly.

10.9*‡	Offer Letter, dated January 15, 2025, between Celanese Corporation and Todd L. Elliott.

10.10*‡	Change in Control Agreement between Celanese Corporation and Todd L. Elliott.

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
President, Chief Executive Officer
and Director

	Date:	May 6, 2025

By:	/s/ CHUCK B. KYRISH
Chuck B. Kyrish
Senior Vice President and
Chief Financial Officer

	Date:	May 6, 2025