Form 10-Q
period 2025-06-30
Celanese Corp
filed 2025-08-11
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2025
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, as of August 4, 2025 was 109,503,729.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended June 30, 2025

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In $ millions, except share and per share data)
Net sales	2,532	2,651	4,921	5,262
Cost of sales	(1,997)	(2,010)	(3,910)	(4,067)
Gross profit	535	641	1,011	1,195
Selling, general and administrative expenses	(213)	(255)	(443)	(520)
Amortization of intangible assets	(42)	(38)	(82)	(79)
Research and development expenses	(31)	(33)	(62)	(67)
Other (charges) gains, net	(20)	(48)	(51)	(62)
Foreign exchange gain (loss), net	6	(9)	27	2
Gain (loss) on disposition of businesses and assets, net	(2)	(8)	1	(9)
Operating profit (loss)	233	250	401	460
Equity in net earnings (loss) of affiliates	29	51	51	106
Non-operating pension and other postretirement employee benefit (expense) income	1	2	3	4
Interest expense	(177)	(174)	(347)	(343)
Refinancing expense	—	—	(32)	—
Interest income	7	10	11	23
Dividend income - equity investments	41	31	42	65
Other income (expense), net	1	13	3	25
Earnings (loss) from continuing operations before tax	135	183	132	340
Income tax (provision) benefit	77	(29)	68	(62)
Earnings (loss) from continuing operations	212	154	200	278
Earnings (loss) from operation of discontinued operations	(10)	(1)	(16)	(1)
Income tax (provision) benefit from discontinued operations	—	—	1	—
Earnings (loss) from discontinued operations	(10)	(1)	(15)	(1)
Net earnings (loss)	202	153	185	277
Net (earnings) loss attributable to noncontrolling interests	(3)	2	(7)	(1)
Net earnings (loss) attributable to Celanese Corporation	199	155	178	276
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	209	156	193	277
Earnings (loss) from discontinued operations	(10)	(1)	(15)	(1)
Net earnings (loss)	199	155	178	276
Earnings (loss) per common share - basic
Continuing operations	1.91	1.43	1.76	2.54
Discontinued operations	(0.09)	(0.01)	(0.13)	(0.01)
Net earnings (loss) - basic	1.82	1.42	1.63	2.53
Earnings (loss) per common share - diluted
Continuing operations	1.90	1.42	1.76	2.53
Discontinued operations	(0.09)	(0.01)	(0.14)	(0.01)
Net earnings (loss) - diluted	1.81	1.41	1.62	2.52
Weighted average shares - basic	109,526,113	109,314,411	109,473,864	109,191,736
Weighted average shares - diluted	109,734,396	109,547,401	109,686,840	109,523,364

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In $ millions)
Net earnings (loss)	202	153	185	277
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(70)	(7)	(75)	(61)
Gain (loss) on derivative hedges	(15)	12	20	14
Pension and postretirement benefits	(1)	—	—	(1)
Total other comprehensive income (loss), net of tax	(86)	5	(55)	(48)
Total comprehensive income (loss), net of tax	116	158	130	229
Comprehensive (income) loss attributable to noncontrolling interests	(4)	2	(8)	(1)
Comprehensive income (loss) attributable to Celanese Corporation	112	160	122	228

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2025	As of December 31, 2024
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	1,173	962
Trade receivables - third party and affiliates	1,216	1,121
Non-trade receivables, net	703	493
Inventories	2,288	2,284
Other assets	295	285
Total current assets	5,675	5,145
Investments in affiliates	1,263	1,217
Property, plant and equipment (net of accumulated depreciation - 2025: $4,995; 2024: $4,562)	5,303	5,273
Operating lease right-of-use assets	388	388
Deferred income taxes	1,321	1,251
Other assets	525	555
Goodwill	5,466	5,387
Intangible assets, net	3,772	3,641
Total assets	23,713	22,857
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	252	1,501
Trade payables - third party and affiliates	1,283	1,228
Other liabilities	1,137	1,157
Income taxes payable	95	4
Total current liabilities	2,767	3,890
Long-term debt, net of unamortized deferred financing costs	12,689	11,078
Deferred income taxes	704	925
Uncertain tax positions	226	286
Benefit obligations	411	396
Operating lease liabilities	295	294
Other liabilities	917	408
Commitments and Contingencies
Shareholders' Equity
Common stock, $0.0001 par value, 400,000,000 shares authorized (2025: 170,914,461 issued and 109,501,876 outstanding; 2024: 170,827,196 issued and 109,327,556 outstanding)	—	—
Treasury stock, at cost (2025: 61,412,585 shares; 2024: 61,499,640 shares)	(5,483)	(5,486)
Additional paid-in capital	419	409
Retained earnings	11,243	11,071
Accumulated other comprehensive income (loss), net	(903)	(848)
Total Celanese Corporation shareholders' equity	5,276	5,146
Noncontrolling interests	428	434
Total equity	5,704	5,580
Total liabilities and equity	23,713	22,857

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended June 30,
	2025		2024
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	109,403,403	—	109,210,286	—
Stock option exercises	—	—	1,292	—
Stock awards	98,473	—	50,985	—
Balance as of the end of the period	109,501,876	—	109,262,563	—
Treasury Stock
Balance as of the beginning of the period	61,499,640	(5,486)	61,570,314	(5,488)
Issuance of treasury stock under stock plans	(87,055)	3	(33,068)	1
Balance as of the end of the period	61,412,585	(5,483)	61,537,246	(5,487)
Additional Paid-In Capital
Balance as of the beginning of the period		413		383
Stock-based compensation, net of tax		6		11
Balance as of the end of the period		419		394
Retained Earnings
Balance as of the beginning of the period		11,047		12,953
Net earnings (loss) attributable to Celanese Corporation		199		155
Common stock dividends		(3)		(77)
Balance as of the end of the period		11,243		13,031
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(817)		(797)
Other comprehensive income (loss), net of tax		(86)		5
Balance as of the end of the period		(903)		(792)
Total Celanese Corporation shareholders' equity		5,276		7,146
Noncontrolling Interests
Balance as of the beginning of the period		429		460
Net earnings (loss) attributable to noncontrolling interests		3		(2)
Other comprehensive income (loss), net of tax		1		(1)
Distributions/dividends to noncontrolling interests		(5)		(14)
Balance as of the end of the period		428		443
Total equity		5,704		7,589

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended June 30,
	2025		2024
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	109,327,556	—	108,906,426	—
Stock option exercises	—	—	9,239	—
Stock awards	174,320	—	346,898	—
Balance as of the end of the period	109,501,876	—	109,262,563	—
Treasury Stock
Balance as of the beginning of the period	61,499,640	(5,486)	61,570,314	(5,488)
Issuance of treasury stock under stock plans	(87,055)	3	(33,068)	1
Balance as of the end of the period	61,412,585	(5,483)	61,537,246	(5,487)
Additional Paid-In Capital
Balance as of the beginning of the period		409		394
Stock-based compensation, net of tax		10		(1)
Stock option exercises, net of tax		—		1
Balance as of the end of the period		419		394
Retained Earnings
Balance as of the beginning of the period		11,071		12,909
Net earnings (loss) attributable to Celanese Corporation		178		276
Common stock dividends		(6)		(154)
Balance as of the end of the period		11,243		13,031
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(848)		(744)
Other comprehensive income (loss), net of tax		(55)		(48)
Balance as of the end of the period		(903)		(792)
Total Celanese Corporation shareholders' equity		5,276		7,146
Noncontrolling Interests
Balance as of the beginning of the period		434		461
Net earnings (loss) attributable to noncontrolling interests		7		1
Other comprehensive income (loss), net of tax		1		(1)
Distributions/dividends to noncontrolling interests		(14)		(18)
Balance as of the end of the period		428		443
Total equity		5,704		7,589

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
	(In $ millions)
Operating Activities
Net earnings (loss)	185	277
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	—	5
Depreciation, amortization and accretion	384	425
Pension and postretirement net periodic benefit cost	4	3
Pension and postretirement contributions	(27)	(25)
Deferred income taxes, net	(44)	4
(Gain) loss on disposition of businesses and assets, net	(2)	8
Stock-based compensation	12	20
Undistributed earnings in unconsolidated affiliates	2	(10)
Other, net	40	4
Operating cash provided by (used in) discontinued operations	8	(9)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(31)	(37)
Inventories	115	(143)
Other assets	99	(29)
Trade payables - third party and affiliates	38	99
Other liabilities	(336)	(199)
Net cash provided by (used in) operating activities	447	393
Investing Activities
Capital expenditures on property, plant and equipment	(195)	(242)
Proceeds from sale of businesses and assets, net	7	(4)
Settlement of cross-currency swap agreement	—	17
Other, net	2	(13)
Net cash provided by (used in) investing activities	(186)	(242)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	1	8
Proceeds from short-term borrowings	589	160
Repayments of short-term borrowings	(555)	(418)
Proceeds from long-term debt	2,821	183
Repayments of long-term debt	(2,833)	(485)
Stock option exercises	—	1
Common stock dividends	(6)	(154)
Distributions/dividends to noncontrolling interests	(14)	(18)
Other, net	(74)	(25)
Net cash provided by (used in) financing activities	(71)	(748)
Exchange rate effects on cash and cash equivalents	21	(23)
Net increase (decrease) in cash and cash equivalents	211	(620)
Cash and cash equivalents as of beginning of period	962	1,805
Cash and cash equivalents as of end of period	1,173	1,185

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and six months ended June 30, 2025 and 2024 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the entire year.
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
Immaterial Revision of Prior Period Financial Statements
During the three months ended June 30, 2025, the Company identified an immaterial error in the estimate of the rebates accrual for certain distributors included in Customer rebates (Note 6). The Company evaluated the error, both quantitatively and qualitatively, and concluded that the impact of this error is not material to any previously issued annual or interim consolidated financial statements for the impacted periods and is not material to the current period if left uncorrected; however, to promote the consistency and comparability of the financial statements, the Company has voluntarily revised previously reported financial information.

The Company corrected this error in the accompanying consolidated balance sheet as of December 31, 2024, increasing Other current liabilities by $37 million, decreasing Deferred income taxes liability by $8 million and decreasing Retained earnings by $29 million. The consolidated statements of operations for the years ended December 31, 2024, 2023, 2022 and 2021 were impacted by a decrease to Net sales of $12 million, $14 million, $5 million and $6 million, respectively, and a decrease to Income tax provision of $3 million, an increase to Income tax benefit of $3 million, an increase to Income tax benefit of $1 million, and a decrease to Income tax provision of $1 million, respectively.
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

3. Acquisitions, Dispositions and Plant Closures
On May 5, 2025, the Company announced its intent to divest its Micromax® portfolio of products as an opportunity for cash generation and deleveraging of the Company's balance sheet. These operations do not meet the accounting criteria to be classified as assets held for sale as of June 30, 2025, nor does the proposed transaction represent a strategic shift in the Company's future operations and financial results.
4. Inventories

	As of June 30, 2025	As of December 31, 2024
	(In $ millions)
Finished goods	1,645	1,605
Work-in-process	115	119
Raw materials and supplies	528	560
Total	2,288	2,284
5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2024(1)	5,025	362	5,387
Exchange rate changes	52	27	79
As of June 30, 2025(1)	5,077	389	5,466
______________________________
(1)Includes accumulated impairment losses of $1.5 billion in the Engineered Materials segment as of June 30, 2025 and December 31, 2024.
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2024	40	2,406	587	55	3,088
Exchange rate changes	1	164	27	1	193
As of June 30, 2025	41	2,570	614	56	3,281
Accumulated Amortization
As of December 31, 2024	(37)	(728)	(134)	(43)	(942)
Amortization	—	(60)	(21)	(1)	(82)
Exchange rate changes	(1)	(57)	(6)	—	(64)
As of June 30, 2025	(38)	(845)	(161)	(44)	(1,088)
Net book value	3	1,725	453	12	2,193

Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2024	1,495
Exchange rate changes	84
As of June 30, 2025	1,579
During the six months ended June 30, 2025, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2026	166
2027	166
2028	165
2029	160
2030	157
6. Current Other Liabilities

	As of June 30, 2025	As of December 31, 2024
	(In $ millions)
Benefit obligations (Note 8)	26	25
Customer rebates	102	129
Derivatives (Note 12)	104	93
Interest (Note 7)	228	222
Legal (Note 14)	9	10
Operating leases	78	79
Restructuring (Note 18)	40	63
Salaries and benefits	131	166
Sales and use tax/foreign withholding tax payable	184	150
Investment in affiliates	102	98
Other	133	122
Total	1,137	1,157

7. Debt

	As of June 30, 2025	As of December 31, 2024
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	105	1,393
Short-term borrowings, including amounts due to affiliates(1)	56	53
Revolving credit facilities(2)	91	55
Total	252	1,501
______________________________
(1)The weighted average interest rate was 2.1% and 2.1% as of June 30, 2025 and December 31, 2024, respectively.
(2)The weighted average interest rate was 2.7% and 3.1% as of June 30, 2025 and December 31, 2024, respectively.

	As of June 30, 2025	As of December 31, 2024
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2025, interest rate of 1.250%	—	311
Senior unsecured notes due 2025, interest rate of 6.050%	—	1,000
Senior unsecured notes due 2026, interest rate of 1.400%	400	400
Senior unsecured notes due 2026, interest rate of 4.777%	526	1,040
Senior unsecured notes due 2027, interest rate of 2.125%	585	518
Senior unsecured notes due 2027, interest rate of 6.415%(1)	1,500	2,000
Senior unsecured term loan due 2027(2)	480	880
Senior unsecured notes due 2028, interest rate of 0.625%	585	519
Senior unsecured notes due 2028, interest rate of 6.850%(1)	1,000	1,000
Senior unsecured notes due 2029, interest rate of 5.587%(1)	586	519
Senior unsecured notes due 2029, interest rate of 6.580%(1)	750	750
Senior unsecured notes due 2030, interest rate of 6.500%	700	—
Senior unsecured notes due 2030, interest rate of 7.050%(1)	999	999
Senior unsecured notes due 2031, interest rate of 5.000%	879	—
Senior unsecured notes due 2032, interest rate of 6.629%(1)	1,000	1,000
Senior unsecured notes due 2033, interest rate of 7.200%(1)	1,000	1,000
Senior unsecured notes due 2033, interest rate of 6.750%	1,100	—
Pollution control and industrial revenue bonds due at various dates through 2030(3)	125	126
Bank loans due at various dates through 2030(4)	524	320
Obligations under finance leases due at various dates through 2054	137	145
Subtotal	12,876	12,527
Unamortized deferred financing costs(5)	(82)	(56)
Current installments of long-term debt	(105)	(1,393)
Total	12,689	11,078
______________________________
(1)In November 2024, S&P Global Ratings downgraded the Company's credit rating to BB+ and on February 12, 2025, Moody's Ratings downgraded the Company's credit ratings to Ba1, which together had the effect of increasing the interest rates by up to 50 basis points on certain senior unsecured notes, effective beginning at various dates through January 19, 2026.
(2)The interest rate was 6.162% and 6.047% as of June 30, 2025 and December 31, 2024, respectively.

(3)Interest rates range from 4.1% to 5.0%.
(4)The weighted average interest rate was 2.7% and 2.8% as of June 30, 2025 and December 31, 2024, respectively.
(5)Related to the Company's long-term debt, excluding obligations under finance leases.
Senior Credit Facilities
In March 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a term loan credit agreement (as amended to date, the "March 2022 U.S. Term Loan Credit Agreement"), pursuant to which lenders provided a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion (the "5-year Term Loans"). As of June 30, 2025, $480 million was outstanding under the March 2022 U.S. Term Loan Credit Agreement. On July 30, 2025, $150 million of such outstanding amount was repaid. On August 11, 2025, Celanese, Celanese U.S. and certain subsidiaries entered into an amendment to the March 2022 U.S. Term Loan Credit Agreement (Note 19).
Also in March 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a new revolving credit agreement (as amended to date, the "U.S. Revolving Credit Agreement") consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2027 (the "U.S. Revolving Credit Facility"). The margin for borrowings under the U.S. Revolving Credit Facility was 1.00% to 2.00% above certain interbank rates at current Company credit ratings. On August 11, 2025, Celanese, Celanese U.S. and certain subsidiaries entered into a new revolving credit agreement (Note 19).
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
In June 2024, CNC entered into a senior unsecured working capital loan agreement for CNY800 million, payable in installments until June 2027 and bearing interest at 2.75% (the "June 2024 CNC Three Year Working Capital Loan Agreement"). CNY720 million of the June 2024 CNC Three Year Working Capital Loan Agreement was outstanding as of June 30, 2025.
In November 2024, Celanese U.S. entered into a senior unsecured term loan credit agreement (the "November 2024 U.S. Term Loan Credit Agreement", and together with the U.S. Revolving Credit Agreement and March 2022 U.S. Term Loan Credit Agreement, the "U.S. Credit Agreements"), pursuant to which the lenders provided a delayed-draw term loan due 364 days from the date of borrowing in an amount up to $1.0 billion. Amounts outstanding under the November 2024 U.S. Term Loan Credit Agreement accrued interest at a rate equal to the Secured Overnight Financing Rate with an interest period of one or three months ("Term SOFR") plus a margin of 1.300% to 2.250% per annum, or the base rate plus a margin of 0.300% to 1.250%, in each case, based on the Company's senior unsecured debt rating, subject to further changes based on such ratings. $500 million was drawn under the November 2024 U.S. Term Loan Credit Agreement during the six months ended June 30, 2025, and any remaining commitments thereunder terminated on March 15, 2025. $500 million of such drawn amount was repaid and the facility was terminated during the six months ended June 30, 2025.
In December 2024, CNC entered into a senior unsecured working capital loan agreement for CNY1.0 billion, payable in installments until March 2028 and bearing interest at certain floating rates (the "December 2024 CNC Three Year Working Capital Loan Agreement"). CNY500 million of the December 2024 CNC Three Year Working Capital Loan Agreement was drawn during the six months ended June 30, 2025.

On March 6, 2025, CNC entered into a senior unsecured working capital loan agreement for CNY750 million, payable in installments until March 2028 and bearing interest at certain floating rates (the "March 2025 CNC Three Year Working Capital Loan Agreement" together with the December 2024 CNC Three Year Working Capital Loan Agreement, the June 2024 CNC Three Year Working Capital Loan Agreement, the December 2023 CNC Three Year Working Capital Loan Agreement, the January 2023 CSIT One Year Working Capital Term Loan Agreement, and the CSIT Revolving Credit Agreement, the "China Credit Agreements," and the China Credit Agreements together with the U.S. Credit Agreements, the "Global Credit Agreements"). CNY509 million of the March 2025 CNC Three Year Working Capital Loan Agreement was drawn during the six months ended June 30, 2025. The Company expects that the China Credit Agreements will continue to facilitate its efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of its U.S. debt to China at a lower average interest rate.
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
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facilities are as follows:

As of June 30, 2025
(In $ millions)
U.S. Revolving Credit Facility
Borrowings outstanding	—
Available for borrowing	1,750
China Revolving Credit Facilities
Borrowings outstanding	91
Available for borrowing	70
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
Deferred financing costs related to the 2025 Offering were $34 million and are being amortized to Interest expense in the unaudited interim consolidated statements of operations over the terms of the applicable notes.

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
Refinancing expense in the unaudited interim consolidated statements of operations includes fees and expenses related to the Tender Offer, including accelerated amortization of deferred financing costs associated with the principal amounts tendered, was $32 million.
Accounts Receivable Purchasing Facility
On June 13, 2025, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 17, 2026. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's unaudited consolidated balance sheet. The Company de-recognized $802 million and $1.5 billion of accounts receivable under this agreement for the six months ended June 30, 2025 and year ended December 31, 2024, respectively, and collected $764 million and $1.5 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $95 million were pledged by the SPE as collateral to the Purchasers as of June 30, 2025.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe, Japan and Singapore with financial institutions to sell 100%, 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. The Company also has a factoring agreement in China with a financial institution to sell 100% of certain accounts receivable on a limited recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no material continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $356 million and $700 million of accounts receivable under these factoring agreements for the six months ended June 30, 2025 and year ended December 31, 2024, respectively, and collected $337 million and $640 million of accounts receivable sold under these factoring agreements during the same periods.
The Company has master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts ("BADs"), classified as accounts receivable. Under the Master Discounting Agreements, transfers of BADs are treated as sales and are accounted for as a reduction in accounts receivable because the Master Discounting Agreements transfer effective control over and risk related to the transferred BADs to the financial institutions. The Company has no continuing involvement in the transferred BADs, and the BADs are no longer available to satisfy creditors in the event of a bankruptcy. The Company received $39 million and $100 million from the accounts receivable transferred under the Master Discounting Agreements for the six months ended June 30, 2025 and year ended December 31, 2024, respectively.

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
The Company is in compliance with the covenants in its material financing arrangements as of June 30, 2025.
8. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	3	—	4	—	7	—	7	—
Interest cost	31	—	32	—	60	1	63	1
Expected return on plan assets	(32)	—	(34)	—	(64)	—	(68)	—
Total	2	—	2	—	3	1	2	1
Benefit obligation funding is as follows:

	As of June 30, 2025	Total Expected 2025
	(In $ millions)
Cash contributions to defined benefit pension plans	14	30
Benefit payments to nonqualified pension plans	9	18
Benefit payments to other postretirement benefit plans	4	3
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefit plan balances recognized in the unaudited consolidated balance sheets consist of the following:

	As of June 30, 2025		As of December 31, 2024
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Noncurrent Other assets	149	—	135	—
Current Other liabilities	(22)	(4)	(22)	(3)
Benefit obligations	(373)	(33)	(358)	(31)
Net amount recognized	(246)	(37)	(245)	(34)

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
The components of environmental remediation liabilities, contained in Current and Noncurrent Other Liabilities, are as follows:

	As of June 30, 2025	As of December 31, 2024
	(In $ millions)
Demerger obligations (Note 14)	23	14
Divestiture obligations (Note 14)	16	14
Active sites	24	23
U.S. Superfund sites	9	10
Other environmental remediation liabilities	2	2
Total	74	63
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
The Company declared a quarterly cash dividend of $0.03 per share on its Common Stock on July 16, 2025, amounting to $3 million. The cash dividend will be paid on August 11, 2025 to holders of record as of July 29, 2025.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

Total From February 2008 Through June 30, 2025

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
The Company did not repurchase any Common Stock during the six months ended June 30, 2025 or 2024.
Other Comprehensive Income (Loss), Net

	Three Months Ended June 30,
	2025			2024
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(161)	91	(70)	3	(10)	(7)
Gain (loss) on derivative hedges	(15)	—	(15)	14	(2)	12
Pension and postretirement benefits gain (loss)	(1)	—	(1)	—	—	—
Total	(177)	91	(86)	17	(12)	5

	Six Months Ended June 30,
	2025			2024
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(201)	126	(75)	(24)	(37)	(61)
Gain (loss) on derivative hedges	21	(1)	20	16	(2)	14
Pension and postretirement benefits gain (loss)	—	—	—	(1)	—	(1)
Total	(180)	125	(55)	(9)	(39)	(48)
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Derivative Hedges (Note 12)	Pension and Postretirement Benefits Gain (Loss) (Note 8)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2024	(800)	(28)	(20)	(848)
Other comprehensive income (loss) before reclassifications	(201)	(140)	—	(341)
Amounts reclassified from accumulated other comprehensive income (loss)	—	161	—	161
Income tax (provision) benefit	126	(1)	—	125
As of June 30, 2025	(875)	(8)	(20)	(903)
11. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In percentages)
Effective income tax rate	(57)	16	(52)	18
The effective income tax rate for the three and six months ended June 30, 2025, was lower compared to the same periods in 2024, primarily due to a net deferred tax benefit related to the relocation of certain intangible assets among wholly owned foreign affiliates as part of the continued integration of global principal operations during the three months ended June 30, 2025 and a tax benefit related to the settlement of tax examinations with the German tax authorities for the tax years 2008 through 2012 during the three months ended June 30, 2025. These impacts to the effective tax rate for the six months ended June 30, 2025, compared to the same period in 2024, were partially offset by increases in valuation allowance on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period during the three months ended March 31, 2025. In addition, the effective income tax rate for the six months ended June 30, 2024, included non-recurring tax effects related to internal debt restructuring transactions for the three months ended March 31, 2024.
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various notices and final and proposed regulatory packages supplementing the TCJA provisions since 2018. There have been no material proposed or final regulatory packages during the three months ended June 30, 2025.
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
Due to the TCJA and uncertainty as to future foreign source income, the Company previously recorded a valuation allowance on its foreign tax credit carryforwards. The Company is currently evaluating tax planning strategies to enable the use of the Company's foreign tax credit carryforwards that may decrease the Company's effective tax rate in future periods as the valuation allowance is reversed.
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. Key provisions of the OBBBA include the permanent extension of certain expiring provisions of the TCJA, impacting the period of cost recovery for capital expenditures, the calculation of allowable business interest expense, and the timing of deductions for domestic research and development expenses. The OBBBA also modifies international tax provisions to adjust tax rate increases scheduled for January 2026, the amount of allowable foreign tax credits to offset deemed income inclusions in the U.S., and the required allocation of U.S. expenses such as interest and stewardship to specific categories of international income. Certain provisions which impact the Company are effective starting in 2025, while others are not effective until 2026. Although the Company is still actively evaluating the impacts of the OBBBA on its operations, it does not currently expect the OBBBA to have a material impact on its future effective tax rate and cash taxes once it becomes fully effective.

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
In addition, the Company's income tax returns in Mexico are under audit for the years 2018 through 2020, in Canada for the years 2016 through 2022, in the U.S. for the years 2016 through 2020, and in Germany for the years after 2012. In August 2023, the Company negotiated a partial settlement with the Mexico tax authorities for its audit for the year 2018. The partial settlement did not have a material impact on income tax expense in the consolidated statements of operations. The Company is in discussions with the Mexican tax authorities regarding the preliminary findings in the 2019 audit. In September 2023, the Canadian tax authorities opened tax audits for the years 2019 through 2022, and the audits are in the preliminary stages. The Company is in ongoing discussions regarding the audit findings with the Canadian tax authorities for the years 2016 through 2018 and does not expect a material impact to income tax expense resulting from the audit. The audit in the U.S. for the years 2016 through 2020 is in the data gathering phase. In the first quarter of 2025, the Company began settlement discussions with the German tax authorities on certain matters related to the German audit for the years after 2007, and in the second quarter of 2025, the Company concluded settlement discussions with the German tax authorities for the years 2008 through 2012. The associated tax effects from the settlement discussions are included in income tax expense in the consolidated statements of operations for the three and six months ended June 30, 2025. The Company will record the impacts of any additional audit settlements as they are concluded but currently does not expect additional material impacts to the consolidated statements of operations.
As of June 30, 2025, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the examinations by governmental authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the governmental authorities are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its position, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.

12. Derivative Financial Instruments
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended June 30,				Statement of Operations Classification
	2025	2024	2025	2024
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	1	6	—	—	Cost of sales
Interest rate swaps	—	—	(2)	(2)	Interest expense
Total	1	6	(2)	(2)

Designated as Fair Value Hedges
Cross-currency swaps(1)	(123)	91	(105)	86	Foreign exchange gain (loss), net

Designated as Net Investment Hedges
Foreign currency denominated debt	(195)	20	—	—	N/A
Cross-currency swaps(2)	(307)	34	—	—	N/A
Total	(502)	54	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	45	(17)	Foreign exchange gain (loss), net; Other income (expense), net
______________________________
(1)In conjunction with the 2025 Offering (Note 7), on March 17, 2025, the Company entered into a cross-currency swap to effectively convert $400 million of the issued senior unsecured notes due 2030 into a Japanese yen-denominated borrowing at prevailing yen interest rates, maturing on April 15, 2030. The swap qualifies and has been designated as a fair value hedge of the Company's foreign currency exchange rate exposure on the long-term debt of its Japanese yen-denominated subsidiary.
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

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Six Months Ended June 30,				Statement of Operations Classification
	2025	2024	2025	2024
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	7	9	1	(1)	Cost of sales
Interest rate swaps	—	—	(3)	(4)	Interest expense
Total	7	9	(2)	(5)

Designated as Fair Value Hedges
Cross-currency swaps(1)	(147)	110	(159)	110	Foreign exchange gain (loss), net

Designated as Net Investment Hedges
Foreign currency denominated debt	(283)	87	—	—	N/A
Cross-currency swaps(2)	(387)	104	—	—	N/A
Total	(670)	191	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	45	(1)	Foreign exchange gain (loss), net; Other income (expense), net
______________________________
(1)In conjunction with the 2025 Offering (Note 7), on March 17, 2025, the Company entered into a cross-currency swap to effectively convert $400 million of the issued senior unsecured notes due 2030 into a Japanese yen-denominated borrowing at prevailing yen interest rates, maturing on April 15, 2030. The swap qualifies and has been designated as a fair value hedge of the Company's foreign currency exchange rate exposure on the long-term debt of its Japanese yen-denominated subsidiary.
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of June 30, 2025	As of December 31, 2024
	(In $ millions)
Derivative Assets
Gross amount recognized	211	250
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	211	250
Gross amount not offset in the consolidated balance sheets	36	38
Net amount	175	212

	As of June 30, 2025	As of December 31, 2024
	(In $ millions)
Derivative Liabilities
Gross amount recognized	769	273
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	769	273
Gross amount not offset in the consolidated balance sheets	36	38
Net amount	733	235

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

		Fair Value Measurement
		Significant Other Observable Inputs (Level 2)
		Other assets		Other liabilities
	Notional Amount	Current	Noncurrent	Current	Noncurrent
	(In millions)	(In $ millions)
As of June 30, 2025
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$44	5	42	—	—
Foreign currency forwards and swaps	$39	—	—	—	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	€909	14	—	7	103
Cross-currency swaps(1)	¥132,242	42	4	9	24
Derivatives Designated as Net Investment Hedges
Cross-currency swaps and foreign currency denominated debt	€4,669	79	—	64	467
Cross-currency swaps(2)	¥7,268	20	—	6	71
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$1,652	5	—	18	—
Total		165	46	104	665
As of December 31, 2024
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$48	4	37	—	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	€909	20	10	7	—
Cross-currency swaps(1)	¥72,710	26	33	4	—
Derivatives Designated as Net Investment Hedges
Cross-currency swaps and foreign currency denominated debt	€4,564	88	—	56	134
Cross-currency swaps(2)	¥7,268	21	—	7	26
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$2,777	11	—	19	20
Total		170	80	93	180
______________________________
(1)Notional amount denominated in Japanese yen.
(2)Notional amount denominated in Chinese yuan.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of June 30, 2025
Equity investments without readily determinable fair values	171	—	—	—
Insurance contracts in nonqualified trusts	18	18	—	18
Long-term debt, including current installments of long-term debt	12,876	13,033	137	13,170
As of December 31, 2024
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	18	18	—	18
Long-term debt, including current installments of long-term debt	12,527	12,470	145	12,615
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
As of June 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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

The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of June 30, 2025 are $119 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $103 million as of June 30, 2025. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of June 30, 2025, the Company had unconditional purchase obligations of $3.2 billion, of which $298 million will be paid in 2025, $490 million in 2026, $432 million in 2027, $292 million in 2028, $228 million in 2029 and the balance thereafter through 2042.
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

As previously reported, in July 2020, the Company settled a European Commission competition law investigation involving certain of its subsidiaries and three other companies related to certain past ethylene purchases. Shell Chemicals Europe, another group of corporate claimants, TotalEnergies Petrochemicals & Refining SA, and, most recently, OMV Aktiengesellschaft, Borealis GMBH, and Lyondell Basell have each filed separate claims for damages with the District Court of Amsterdam against four companies, including Celanese, arising from those activities. BASF SE and Dow Europe GmbH have filed similar claims in the Court of Munich, Germany. The Company intends to vigorously defend itself against these claims. While it is possible that additional parties could assert demands or claims related to this matter, based on information available at this time, the Company does not expect ultimate resolution of this matter to have a material impact on its financial condition or results of operations.
15. Segment Information

	Engineered Materials	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended June 30, 2025
Net sales	1,442	1,115	—	(25)	(1)	2,532
Cost of sales	(1,097)	(925)	—	25		(1,997)
Gross profit	345	190	—	—		535
Selling, general and administrative expenses	(100)	(23)	(90)	—		(213)
Amortization of intangible assets	(41)	(1)	—	—		(42)
Research and development expenses	(21)	(10)	—	—		(31)
Other (charges) gains, net (Note 18)	(16)	(1)	(3)	—		(20)
Gain (loss) on disposition of business and assets, net	(2)	(1)	1	—		(2)
Other segment items(2)	—	—	6	—		6
Operating profit (loss)	165	154	(86)	—		233

Depreciation and amortization	114	64	12	—		190
Equity in net earnings (loss) of affiliates	24	2	3	—		29
Capital expenditures	46	32	6	—		84	(3)
	Three Months Ended June 30, 2024
Net sales	1,467	1,202	—	(18)	(1)	2,651
Cost of sales	(1,110)	(919)	1	18		(2,010)
Gross profit	357	283	1	—		641
Selling, general and administrative expenses	(109)	(28)	(118)	—		(255)
Amortization of intangible assets	(38)	—	—	—		(38)
Research and development expenses	(23)	(10)	—	—		(33)
Other (charges) gains, net (Note 18)	(43)	(1)	(4)	—		(48)
Gain (loss) on disposition of business and assets, net	(6)	(2)	—	—		(8)
Other segment items(2)	—	—	(9)	—		(9)
Operating profit (loss)	138	242	(130)	—		250

Depreciation and amortization	121	61	10	—		192
Equity in net earnings (loss) of affiliates	47	3	1	—		51
Capital expenditures	41	36	10	—		87	(3)
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes Foreign exchange gain (loss), net.
(3)Includes a decrease in accrued capital expenditures of $9 million and $18 million for the three months ended June 30, 2025 and 2024, respectively.

	Engineered Materials	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Six Months Ended June 30, 2025
Net sales	2,729	2,231	—	(39)	(1)	4,921
Cost of sales	(2,109)	(1,839)	(1)	39		(3,910)
Gross profit	620	392	(1)	—		1,011
Selling, general and administrative expenses	(207)	(50)	(186)	—		(443)
Amortization of intangible assets	(81)	(1)	—	—		(82)
Research and development expenses	(42)	(20)	—	—		(62)
Other (charges) gains, net (Note 18)	(31)	(4)	(16)	—		(51)
Gain (loss) on disposition of business and assets, net	2	(1)	—	—		1
Other segment items(2)	—	—	27	—		27
Operating profit (loss)	261	316	(176)	—		401

Depreciation and amortization	223	125	22	—		370
Equity in net earnings (loss) of affiliates	40	5	6	—		51
Capital expenditures	85	62	15	—		162	(3)
	As of June 30, 2025
Goodwill and intangible assets, net	8,799	439	—	—		9,238
Total assets	15,868	5,488	2,357	—		23,713
	Six Months Ended June 30, 2024
Net sales	2,845	2,463	—	(46)	(1)	5,262
Cost of sales	(2,219)	(1,885)	(9)	46		(4,067)
Gross profit	626	578	(9)	—		1,195
Selling, general and administrative expenses	(212)	(58)	(250)	—		(520)
Amortization of intangible assets	(78)	(1)	—	—		(79)
Research and development expenses	(48)	(20)	1	—		(67)
Other (charges) gains, net (Note 18)	(54)	(1)	(7)	—		(62)
Gain (loss) on disposition of business and assets, net	(7)	(2)	—	—		(9)
Other segment items(2)	—	—	2	—		2
Operating profit (loss)	227	496	(263)	—		460

Depreciation and amortization	268	118	27	—		413
Equity in net earnings (loss) of affiliates	96	5	5	—		106
Capital expenditures	78	76	38	—		192	(3)
	As of December 31, 2024
Goodwill and intangible assets, net	8,617	411	—	—		9,028
Total assets	15,496	5,265	2,096	—		22,857
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes Foreign exchange gain (loss), net.
(3)Includes a decrease in accrued capital expenditures of $33 million and $50 million for the six months ended June 30, 2025 and 2024, respectively.

16. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of June 30, 2025, the Company had $725 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $269 million of its remaining performance obligations as Net sales in 2025, $238 million in 2026, $114 million in 2027 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Current and Noncurrent Other liabilities in the unaudited consolidated balance sheets.
The Company does not have any material contract assets as of June 30, 2025.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In $ millions)
Engineered Materials
North America	404	420	753	792
Europe and Africa	418	443	806	899
Asia-Pacific	586	567	1,102	1,083
South America	34	37	68	71
Total	1,442	1,467	2,729	2,845

Acetyl Chain
North America	364	390	750	778
Europe and Africa	404	421	789	844
Asia-Pacific	294	346	601	740
South America	28	27	52	55
Total(1)	1,090	1,184	2,192	2,417
______________________________
(1)Excludes intersegment sales of $25 million and $18 million for the three months ended June 30, 2025 and 2024, respectively. Excludes intersegment sales of $39 million and $46 million for the six months ended June 30, 2025 and 2024, respectively.

17. Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	209	156	193	277
Earnings (loss) from discontinued operations	(10)	(1)	(15)	(1)
Net earnings (loss)	199	155	178	276

Weighted average shares - basic	109,526,113	109,314,411	109,473,864	109,191,736
Incremental shares attributable to equity awards(1)	208,283	232,990	212,976	331,628
Weighted average shares - diluted	109,734,396	109,547,401	109,686,840	109,523,364
______________________________
(1)Excludes stock options to purchase 745,064 and 187,274 shares of Common Stock for the three months ended June 30, 2025 and 2024, respectively; and 103,637 and 0 equity award shares for the three months ended June 30, 2025 and 2024, respectively, as their effect would have been antidilutive. Excludes stock options to purchase 640,775 and 127,845 shares of Common Stock for the six months ended June 30, 2025 and 2024, respectively; and 72,955 and 0 equity award shares for the six months ended June 30, 2025 and 2024, respectively, as their effect would have been antidilutive.
18. Other (Charges) Gains, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In $ millions)
Restructuring(1)	(20)	(43)	(51)	(57)
Asset impairments	—	(5)	—	(5)
Total	(20)	(48)	(51)	(62)
______________________________
(1)Includes employee termination benefits related to Company-wide business optimization projects during the three and six months ended June 30, 2025 and 2024, and employee termination benefits related to the previously announced closures of the Company's facility in Mechelen, Belgium and its polymerization units in Uentrop, Germany during the three and six months ended June 30, 2024.
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2024	57	—	6	63
Additions	31	4	16	51
Cash payments	(60)	(2)	(14)	(76)
Other changes	(4)	—	4	—
Exchange rate changes	2	—	—	2
As of June 30, 2025	26	2	12	40

19. Subsequent Events
On August 11, 2025, Celanese, Celanese U.S. and certain subsidiaries entered into a new revolving credit agreement consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2030, which replaced the U.S. Revolving Credit Facility. The margin for borrowings under the new revolving credit facility is 1.00% to 2.00% (or between 0.00% and 1.00% in the case of U.S. dollar base rate borrowings) above certain interbank rates at current Company credit ratings.
Also on August 11, 2025, the Company amended the March 2022 U.S. Credit Agreement, pursuant to which lenders provided the 5-year Term Loans, maturing in 2027, to, among other things, add or modify financial ratio covenants and other provisions.

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

Results of Operations
Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	2,532	2,651	(119)	4,921	5,262	(341)
Gross profit	535	641	(106)	1,011	1,195	(184)
Selling, general and administrative ("SG&A") expenses	(213)	(255)	42	(443)	(520)	77
Other (charges) gains, net	(20)	(48)	28	(51)	(62)	11
Gain (loss) on disposition of businesses and assets, net	(2)	(8)	6	1	(9)	10
Operating profit (loss)	233	250	(17)	401	460	(59)
Equity in net earnings (loss) of affiliates	29	51	(22)	51	106	(55)
Non-operating pension and other postretirement employee benefit (expense) income	1	2	(1)	3	4	(1)
Interest expense	(177)	(174)	(3)	(347)	(343)	(4)
Refinancing expense	—	—	—	(32)	—	(32)
Interest income	7	10	(3)	11	23	(12)
Dividend income - equity investments	41	31	10	42	65	(23)
Earnings (loss) from continuing operations before tax	135	183	(48)	132	340	(208)
Earnings (loss) from continuing operations	212	154	58	200	278	(78)
Earnings (loss) from discontinued operations	(10)	(1)	(9)	(15)	(1)	(14)
Net earnings (loss)	202	153	49	185	277	(92)
Net earnings (loss) attributable to Celanese Corporation	199	155	44	178	276	(98)
Other Data
Depreciation and amortization	190	192	(2)	370	413	(43)
SG&A expenses as a percentage of Net sales	8.4%	9.6%		9.0%	9.9%
Operating margin(1)	9.2%	9.4%		8.1%	8.7%
Other (charges) gains, net
Restructuring	(20)	(43)	23	(51)	(57)	6
Asset impairments	—	(5)	5	—	(5)	5
Total Other (charges) gains, net	(20)	(48)	28	(51)	(62)	11
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of June 30, 2025	As of December 31, 2024
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,173	962

Short-term borrowings and current installments of long-term debt - third party and affiliates	252	1,501
Long-term debt, net of unamortized deferred financing costs	12,689	11,078
Total debt	12,941	12,579

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	(3)	(1)	2	(2)
Acetyl Chain	(2)	(7)	2	(7)
Total Company	(2)	(4)	2	(4)
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	(3)	(1)	—	(4)
Acetyl Chain	(4)	(5)	—	(9)
Total Company	(3)	(3)	—	(6)
Consolidated Results
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Net sales decreased $119 million, or 4%, for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•lower pricing, primarily driven by our Acetyl Chain segment due to an environment with greater supply than demand, as well as our Engineered Materials segment due to competitive market dynamics; and
•lower volume in our Engineered Materials and Acetyl Chain segments, primarily driven by weaker global economic conditions and decreased global demand;
partially offset by:
•a favorable currency impact from our Engineered Materials and Acetyl Chain segments, primarily resulting from a stronger euro relative to the U.S. dollar.
Operating profit decreased $17 million, or 7%, for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•lower Net sales across our segments;
partially offset by:
•lower spending of $30 million, primarily in Other Activities due to realization of synergy and cost savings actions incurred during the three months ended June 30, 2025;
•a favorable impact of $27 million to Other (charges) gains, net in our Engineered Materials segment primarily related to restructuring costs for the previously announced closure of our facility in Mechelen, Belgium and our polymerization units in Uentrop, Germany which did not recur in the current period (see Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information);
•lower raw materials costs in our Acetyl Chain and Engineered Materials segments; and

•a favorable impact of operating foreign currency exchange in Other Activities, primarily due to integration activities during the three months ended June 30, 2024, which did not recur in the current period.
Equity in net earnings (loss) of affiliates decreased $22 million, or 43%, for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•a decrease in earnings from our Ibn Sina strategic affiliate, primarily due to lower methyl tertiary-butyl ether ("MTBE") volume from weaker economic conditions, as well as lower MTBE pricing and higher feedstock costs.
Dividend income - equity investments increased $10 million, or 32%, for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•a change in the timing of dividend income from our Nantong Cellulose Fibers strategic affiliate in China whereby dividends are received three times a year beginning in the second quarter instead of each quarter.
Our effective income tax rate for the three months ended June 30, 2025 was a benefit of 57% compared to an expense of 16% for the same period in 2024, primarily due to a net deferred tax benefit related to the relocation of certain intangible assets among wholly owned foreign affiliates as part of the continued integration of global principal operations during the three months ended June 30, 2025 and a tax benefit related to the settlement of tax examinations with the German tax authorities for the tax years 2008 through 2012 during the three months ended June 30, 2025. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net sales decreased $341 million, or 6%, for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•lower volume in our Acetyl Chain and Engineered Materials segments, primarily driven by decreased global demand and weaker global economic conditions; and
•lower pricing, primarily in our Acetyl Chain segment due to an environment with greater supply than demand and in our Engineered Materials segment due to competitive market dynamics.
Operating profit decreased $59 million, or 13%, for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•lower Net sales across our segments;
partially offset by:
•lower spending of $71 million in Other Activities, primarily due to realization of synergy and cost savings actions during the six months ended June 30, 2025, and IT integration costs which did not recur in the current period;
•accelerated depreciation expense of $56 million in our Engineered Materials segment, during the six months ended June 30, 2024, primarily related to the previously announced closure of our polymerization units in Uentrop, Germany and our facility in Mechelen, Belgium, which did not recur in the current period;
•lower raw materials costs and favorable raw materials mix in our Engineered Materials segment;
•a favorable impact of $23 million to Other (charges) gains, net in our Engineered Materials segment primarily related to restructuring costs for the previously announced closure of our facility in Mechelen, Belgium and our polymerization units in Uentrop, Germany, which did not recur in the current period, partially reduced by the Company-wide business restructuring and optimization projects in the current year (see Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information), during the six months ended June 30, 2025; and
•a favorable impact of operating foreign currency exchange in Other Activities, primarily due to business optimization during the six months ended June 30, 2025 and integration activities during the three months ended June 30, 2024, which did not recur in the current period.

Equity in net earnings (loss) of affiliates decreased $55 million, or 52%, for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•a decrease in earnings from our Ibn Sina strategic affiliate, primarily as a result of lower MTBE volume arising from weaker economic conditions, as well as lower MTBE pricing and higher feedstock costs.
Dividend income - equity investments decreased $23 million, or 35%, for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•a change in the timing of dividend income from our Nantong Cellulose Fibers strategic affiliate in China whereby dividends are received three times a year beginning in the second quarter instead of each quarter.
Our effective income tax rate for the six months ended June 30, 2025 was a benefit of 52% compared to an expense of 18% for the same period in 2024, primarily due to a net deferred tax benefit related to the relocation of certain intangible assets among wholly owned foreign affiliates as part of the continued integration of global principal operations during the three months ended June 30, 2025 and a tax benefit related to the settlement of tax examinations with the German tax authorities for the tax years 2008 through 2012 during the three months ended June 30, 2025, partially offset by increases in valuation allowance on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period during the three months ended March 31, 2025. In addition, the effective income tax rate for the six months ended June 30, 2024, included non-recurring tax effects related to internal debt restructuring transactions for the three months ended March 31, 2024. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Segments
Engineered Materials

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2025	2024			2025	2024
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,442	1,467	(25)	(1.7)%	2,729	2,845	(116)	(4.1)%
Net Sales Variance
Volume	(3)%				(3)%
Price	(1)%				(1)%
Currency	2%				—%
Other (charges) gains, net	(16)	(43)	27	62.8%	(31)	(54)	23	42.6%
Operating profit (loss)	165	138	27	19.6%	261	227	34	15.0%
Operating margin	11.4%	9.4%			9.6%	8.0%
Equity in net earnings (loss) of affiliates	24	47	(23)	(48.9)%	40	96	(56)	(58.3)%
Depreciation and amortization	114	121	(7)	(5.8)%	223	268	(45)	(16.8)%
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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Net sales decreased for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•lower volume, primarily due to weaker global economic conditions; and
•lower pricing for most of our products, primarily due to competitive market dynamics;
partially offset by:
•a favorable currency impact, primarily resulting from a stronger euro relative to the U.S. dollar.
Operating profit increased for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•a favorable impact of $27 million to Other (charges) gains, net primarily related to restructuring costs for the previously announced closure of our facility in Mechelen, Belgium and our polymerization units in Uentrop, Germany, which did not recur in the current period (see Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information);
•lower spending of $17 million, primarily related to the previously announced closure of our polymerization units in Uentrop, Germany and our facility in Mechelen, Belgium, and the previously announced Company-wide business optimization projects, during the three months ended June 30, 2025; and
•lower raw materials costs and favorable raw materials mix;
partially offset by:
•lower Net sales.
Equity in net earnings (loss) of affiliates decreased for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•a decrease in earnings from our Ibn Sina strategic affiliate, primarily due to lower MTBE volume from weaker economic conditions, as well as lower MTBE pricing and higher feedstock costs.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net sales decreased for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•lower volume, primarily due to weaker global economic conditions; and
•lower pricing for most of our products, primarily due to competitive market dynamics.
Operating profit increased for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•accelerated depreciation expense of $56 million during the six months ended June 30, 2024, primarily related to the previously announced closure of our polymerization units in Uentrop, Germany and our facility in Mechelen, Belgium, which did not recur in the current period;
•lower raw materials costs and favorable raw materials mix; and
•a favorable impact of $23 million to Other (charges) gains, net primarily related to restructuring costs for the previously announced closure of our facility in Mechelen, Belgium and our polymerization units in Uentrop, Germany, which did not recur in the current period, partially reduced by the Company-wide business restructuring and optimization projects in the current period (see Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information), during the six months ended June 30, 2025;

partially offset by:
•lower Net sales.
Equity in net earnings (loss) of affiliates decreased for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•a decrease in earnings from our Ibn Sina strategic affiliate, primarily due to lower MTBE volume arising from weaker economic conditions, as well as lower MTBE pricing and higher feedstock costs.
Acetyl Chain

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2025	2024			2025	2024
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,115	1,202	(87)	(7.2)%	2,231	2,463	(232)	(9.4)%
Net Sales Variance
Volume	(2)%				(4)%
Price	(7)%				(5)%
Currency	2%				—%
Operating profit (loss)	154	242	(88)	(36.4)%	316	496	(180)	(36.3)%
Operating margin	13.8%	20.1%			14.2%	20.1%
Dividend income - equity investments	41	30	11	36.7%	41	64	(23)	(35.9)%
Depreciation and amortization	64	61	3	4.9%	125	118	7	5.9%
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
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Net sales decreased for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•lower pricing for most of our products globally, due to an environment with greater supply than demand during the three months ended June 30, 2025; and
•lower volume across most of our products, due to decreased global demand and weaker seasonal trends;
partially offset by:
•a favorable currency impact, primarily resulting from a stronger euro relative to the U.S. dollar.
Operating profit decreased for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•lower Net sales; and

•higher spending of $16 million, primarily as a result of plant turnaround costs at our Clear Lake site, inclusive of our joint venture, Fairway Methanol LLC, incurred during the three months ended June 30, 2025;
partially offset by:
•lower raw materials and sourcing costs, primarily for ethylene and acid.
Dividend income - equity investments increased for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•a change in the timing of dividend income from our Nantong Cellulose Fibers strategic affiliate in China whereby dividends are received three times a year beginning in the second quarter instead of each quarter.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net sales decreased for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•lower pricing for our products globally, due to an environment with greater supply than demand during the six months ended June 30, 2025; and
•lower volume across most of our products, due to decreased global demand and weaker seasonal trends.
Operating profit decreased for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•lower Net sales.
Dividend income - equity investments decreased for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•a change in the timing of dividend income from our Nantong Cellulose Fibers strategic affiliate in China whereby dividends are received three times a year beginning in the second quarter instead of each quarter.
Other Activities

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2025	2024			2025	2024
	(unaudited)
	(In $ millions, except percentages)
Operating profit (loss)	(86)	(130)	44	33.8%	(176)	(263)	87	33.1%
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
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Operating loss decreased for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•lower spending of $29 million, primarily due to realization of synergy and cost savings actions incurred during the three months ended June 30, 2025; and
•a favorable impact of operating foreign currency exchange, primarily due to integration activities during the three months ended June 30, 2024, which did not recur in the current period.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Operating loss decreased for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to:
•lower spending of $71 million, primarily due to realization of synergy and cost savings actions during the six months ended June 30, 2025, and IT integration costs which did not recur in the current period; and
•a favorable impact of operating foreign currency exchange, primarily due to business optimization during the six months ended June 30, 2025 and integration activities during the three months ended June 30, 2024, which did not recur in the current period.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facilities. As of June 30, 2025, we have $1.75 billion available for borrowing under our senior U.S. unsecured revolving credit facility and $70 million available for borrowing under our separate China Revolving Credit Facilities (defined below), if required, to meet our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $1.2 billion as of June 30, 2025. We are actively managing our business to maintain cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
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
We continue to focus our near-term capital expenditures on required maintenance projects and productivity improvements, as we continue to prioritize deleveraging and expect total capital expenditures to be approximately $300 million to $350 million in 2025. In Engineered Materials, at our Nanjing, China facility, our expansions of (1) the compounding plant is in construction and on schedule for completion in the third quarter of 2025 to meet demand and (2) the new liquid crystal polymer ("LCP") plant is in construction and on schedule for completion in the second half of 2026. At our Bishop, Texas facility, our debottleneck of the ultra-high molecular weight polyethylene ("UHMW-PE") unit has completed detailed engineering design though construction is delayed in line with expected demand growth. Our energy optimization productivity and greenhouse gas reduction project at our polyoxymethylene ("POM") unit in Frankfurt, Germany is delayed consistent with our capital reductions. In the Acetyl Chain, our planned expansion of our vinyl acetate ethylene ("VAE") emulsion plant in Frankfurt, Germany is in construction and on schedule for start-up in the third quarter of 2025. We continue to see the investments made in recent years strengthen the growth and reliability, while lowering the carbon footprint, of our manufacturing network to best serve our customers.
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
Cash Flows
Cash and cash equivalents increased $211 million to $1.2 billion as of June 30, 2025 compared to December 31, 2024. As of June 30, 2025, $704 million of the $1.2 billion of cash and cash equivalents was held by our foreign subsidiaries. Under the Tax Cuts and Jobs Act, we incurred a prior year charge associated with the deemed repatriation of foreign earnings. These funds are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations.
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $54 million to $447 million for the six months ended June 30, 2025 compared to net cash provided by operating activities of $393 million for the same period in 2024, primarily due to:
•favorable trade working capital of $203 million, primarily due to inventory reductions and the timing of settlement of trade payables, during the six months ended June 30, 2025;
partially offset by:
•a decrease in Net earnings, excluding non-cash items.
•Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $56 million to $186 million for the six months ended June 30, 2025 compared to net cash used in investing activities of $242 million for the same period in 2024, primarily due to:
•a decrease of $47 million in capital expenditures during the six months ended June 30, 2025.
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities decreased $677 million to $71 million for the six months ended June 30, 2025 compared to net cash used in financing activities of $748 million for the same period in 2024, primarily due to:
•an increase in proceeds from long-term debt primarily due to the 2025 Offering (defined below) of $2.6 billion;
•an increase in net borrowings on short-term debt of $285 million, primarily due to an increase in net borrowings on our China Revolving Credit Facilities (defined below) of $187 million, and an increase in net borrowings under the China Working Capital Term Loan Agreement (defined below); and
•a decrease in common stock dividends paid of $148 million during the six months ended June 30, 2025;

partially offset by:
•an increase in repayments of long-term debt, primarily due to the Tender Offers (defined below) of $1.1 billion, redemption of the 6.050% Senior Notes due March 15, 2025, partial repayment of $400 million of the March 2022 U.S. Term Loan Credit Agreement (defined below), and redemption of the 1.250% Senior Notes due February 11, 2025, offset by the $473 million payment at maturity of the 3.500% senior unsecured notes during the six months ended June 30, 2024.
Debt and Other Obligations
•Senior Credit Facilities
In March 2022, we entered into a term loan credit agreement (as amended to date, the "March 2022 U.S. Term Loan Credit Agreement"), pursuant to which lenders provided a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion (the "5-year Term Loans"). As of June 30, 2025, $480 million was outstanding under the March 2022 U.S. Term Loan Credit Agreement. On July 30, 2025, $150 million of such outstanding amount was repaid. On August 11, 2025, Celanese, Celanese U.S. and certain subsidiaries entered into an amendment to the March 2022 U.S. Term Loan Credit Agreement (see Note 19 - Subsequent Events in the accompanying unaudited interim consolidated financial statements for further information).
Also in March 2022, we entered into a new revolving credit agreement (as amended to date, the "U.S. Revolving Credit Agreement") consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2027. On August 11, 2025, Celanese, Celanese U.S. and certain subsidiaries entered into a new revolving credit agreement (see Note 19 - Subsequent Events in the accompanying unaudited interim consolidated financial statements for further information).
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
In June 2024, CNC entered into a senior unsecured working capital loan agreement for CNY800 million, payable in installments until June 2027 and bearing interest at 2.75% (the "June 2024 CNC Three Year Working Capital Loan Agreement"). CNY720 million of the June 2024 CNC Three Year Working Capital Loan Agreement was outstanding as of June 30, 2025.
In November 2024, we entered into a senior unsecured term loan credit agreement (the "November 2024 U.S. Term Loan Credit Agreement", and together with the U.S. Revolving Credit Agreement and March 2022 U.S. Term Loan Credit Agreement, the "U.S. Credit Agreements"), pursuant to which the lenders provided a delayed-draw term loan due 364 days from the date of borrowing in an amount up to $1.0 billion. Amounts outstanding under the November 2024 U.S. Term Loan Credit Agreement accrued interest at a rate equal to the Secured Overnight Financing Rate with an interest period of one or three months ("Term SOFR") plus a margin of 1.300% to 2.250% per annum, or the base rate plus a margin of 0.300% to 1.250%, in each case, based on our senior unsecured debt rating, subject to further changes based on such ratings. $500 million was drawn under the November 2024 U.S. Term Loan Credit Agreement during the six months ended June 30, 2025, and any remaining commitments thereunder terminated on March 15, 2025. $500 million of such drawn amount was repaid and the facility was terminated during the six months ended June 30, 2025.

In December 2024, CNC entered into a senior unsecured working capital loan agreement for CNY1.0 billion, payable in installments until March 2028 and bearing interest at certain floating rates (the "December 2024 CNC Three Year Working Capital Loan Agreement"). CNY500 million of the December 2024 CNC Three Year Working Capital Loan Agreement was drawn during the six months ended June 30, 2025.
On March 6, 2025, CNC entered into a senior unsecured working capital loan agreement for CNY750 million, payable in installments until March 2028 and bearing interest at certain floating rates (the "March 2025 CNC Three Year Working Capital Loan Agreement" together with the December 2024 CNC Three Year Working Capital Loan Agreement, the June 2024 CNC Three Year Working Capital Loan Agreement, the December 2023 CNC Three Year Working Capital Loan Agreement, the January 2023 CSIT One Year Working Capital Term Loan Agreement, and the CSIT Revolving Credit Agreement, the "China Credit Agreements," and the China Credit Agreements together with the U.S. Credit Agreements, the "Global Credit Agreements"). CNY509 million of the March 2025 CNC Three Year Working Capital Loan Agreement was drawn during the six months ended June 30, 2025. We expect that the China Credit Agreements will continue to facilitate its efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of its U.S. debt to China at a lower average interest rate.
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
Deferred financing costs related to the 2025 Offering were $34 million and are being amortized to Interest expense in the unaudited interim consolidated statements of operations over the terms of the applicable notes.
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
Refinancing expense in the unaudited interim consolidated statements of operations includes fees and expenses related to the Tender Offer, including accelerated amortization of deferred financing costs associated with the principal amounts tendered, was $32 million.
There have been no material changes to our debt or other obligations described in our 2024 Form 10-K other than those disclosed above and in Note 7 - Debt in the accompanying unaudited interim consolidated financial statements.

•Accounts Receivable Purchasing Facility
On June 13, 2025, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $802 million and $1.5 billion of accounts receivable under this agreement for the six months ended June 30, 2025 and year ended December 31, 2024, respectively, and collected $764 million and $1.5 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $95 million were pledged by the SPE as collateral to the Purchasers as of June 30, 2025.
•Factoring and Discounting Agreements
We have factoring agreements in Europe, Japan, Singapore and China with financial institutions. We de-recognized $356 million and $700 million of accounts receivable under these factoring agreements for the six months ended June 30, 2025 and year ended December 31, 2024, respectively, and collected $337 million and $640 million of accounts receivable sold under these factoring agreements during the same periods.
We have master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts, classified as accounts receivable. We received $39 million and $100 million from the accounts receivable transferred under the Master Discounting Agreements for the six months ended June 30, 2025 and year ended December 31, 2024, respectively.
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
We are in compliance with the covenants in our material financing arrangements as of June 30, 2025.
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

Six Months Ended June 30, 2025
(In $ millions)
(unaudited)
Net sales to third parties	888
Net sales to non-guarantor subsidiaries	353
Total net sales	1,241
Gross profit	52
Earnings (loss) from continuing operations	(575)
Net earnings (loss)	(580)
Net earnings (loss) attributable to the Obligor Group	(580)

	As of June 30, 2025	As of December 31, 2024
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	1,708	1,138
Other current assets	2,424	2,372
Total current assets	4,132	3,510
Goodwill	536	536
Other noncurrent assets	6,521	6,386
Total noncurrent assets	7,057	6,922
Current liabilities due to non-guarantor subsidiaries	6,757	5,258
Current liabilities due to affiliates	4	5
Other current liabilities	761	2,244
Total current liabilities	7,522	7,507
Noncurrent liabilities due to non-guarantor subsidiaries	3,320	3,371
Other noncurrent liabilities	13,069	11,234
Total noncurrent liabilities	16,389	14,605
Share Capital
As disclosed above, in November 2024, we announced our intent to reduce our quarterly dividend by approximately 95% beginning in the first quarter of 2025. On July 16, 2025, we declared a quarterly cash dividend of $0.03 per share on our Common Stock amounting to $3 million. The cash dividend will be paid on August 11, 2025 to holders of record as of July 29, 2025.
There have been no material changes to our share capital described in our 2024 Form 10-K other than those disclosed above and in Note 10 - Shareholders' Equity in the accompanying unaudited interim consolidated financial statements.
Contractual Obligations
We have not entered into any material off-balance sheet arrangements.

Except as otherwise described in this report, there have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2024 Form 10-K.
Tax Return Audits
Our tax returns have been under joint audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). The Company and the Authorities were unable to reach an agreement jointly and therefore the audits continued on a separate jurisdictional basis. In the fourth quarter of 2022, we concluded settlement discussions with the Dutch tax authority. In the third quarter of 2024, we concluded settlement discussions with the German tax authority related to the German transfer pricing audit. In addition, our income tax returns in Mexico are under audit for the years 2018 through 2020, in Canada for the years 2016 through 2022, in the United States for the years 2016 through 2020, and in Germany for the years after 2012. In August 2023, we negotiated a partial settlement with the Mexico tax authorities for its audit for the year 2018. The partial settlement did not have a material impact on income tax expense in the consolidated statements of operations for the year ended December 31, 2023. We are in discussions with the Mexican tax authorities regarding the preliminary findings in the 2019 audit. In September 2023, the Canadian tax authorities opened tax audits for the years 2019 through 2022, and the audits are in the preliminary stages. The audit in the United States for the years 2016 through 2020 is in the data gathering phase. In the first quarter of 2025, we began settlement discussions with the German tax authorities on certain matters related to the German audit for the years after 2007, and in the second quarter of 2025, we concluded settlement discussions with the German tax authorities for the years 2008 through 2012. The associated tax effects from the settlement discussions are included in income tax expense in the consolidated statements of operations for the three and six months ended June 30, 2025. The Company will record the impacts of any additional audit settlements as they are concluded but currently does not expect a material impact to the consolidated statements of operations.
As of June 30, 2025, we believe that an adequate provision for income taxes has been made for all open tax years related to the examinations by governmental authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the government authorities are resolved in a manner inconsistent with our expectations or we are unsuccessful in defending our positions, we could be required to adjust our provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Environment
During the three months ended June 30, 2025, we continued to experience demand challenges in key end-markets like automotive, paints, coatings, and construction due to the tepid global macroeconomic conditions and muted lift in seasonal demand. Automotive demand in Europe stabilized but at lower levels compared to last year. We anticipate demand conditions to remain sluggish in the third quarter of 2025. We will continue to closely monitor the impact of, and response to, tariffs and other geopolitical effects on demand conditions. We remain committed to identifying and implementing actions to improve long-term growth and value creation.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2025, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust and competition, intellectual property, personal injury, toxic tort, public nuisance and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of current and legacy shareholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 9 - Environmental and Note 14 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2024 Form 10-K other than those disclosed in Note 9 - Environmental and Note 14 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements. See Part I - Item 1A. Risk Factors of our 2024 Form 10-K for certain risk factors relating to these legal proceedings.
Item 1A. Risk Factors
In addition to the information in this Quarterly Report, readers should carefully consider the information in Part I, Item 1A. Risk Factors of our 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any Common Stock during the three months ended June 30, 2025. As of June 30, 2025, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008, with approximately $1.1 billion value of shares remaining that may be purchased under the program. See Note 10 - Shareholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On May 15, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Elimination eliminating all provisions relating to a previously redeemed class of the Company's Preferred stock, of which no shares were outstanding.
(c) Trading Plans
During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans or "non-Rule 10b5-1 trading arrangements" as defined in Item 408 of Regulation S-K.

Item 6. Exhibits(1)

Exhibit Number
Description

3.1
Certificate of Amendment of Second Amended and Restated Certificate of Incorporation, effective May 15, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).

3.2
Certificate of Elimination of 4.25% Convertible Perpetual Preferred Stock of Celanese Corporation, effective May 15, 2025 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).

3.3	Restated Certificate of Incorporation of Celanese Corporation, effective May 15, 2025 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).

3.4	Amended and Restated By-laws of Celanese Corporation, effective May 15, 2025 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).

10.1*‡	Form of 2025 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors).

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
President, Chief Executive Officer
and Director

	Date:	August 11, 2025

By:	/s/ CHUCK B. KYRISH
Chuck B. Kyrish
Senior Vice President and
Chief Financial Officer

	Date:	August 11, 2025