Form 10-Q
period 2025-09-30
Celanese Corp
filed 2025-11-07
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2025
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, as of November 3, 2025 was 109,504,894.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended September 30, 2025

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In $ millions, except share and per share data)
Net sales	2,419	2,648	7,340	7,910
Cost of sales	(1,898)	(2,029)	(5,811)	(6,100)
Gross profit	521	619	1,529	1,810
Selling, general and administrative expenses	(231)	(248)	(676)	(770)
Amortization of intangible assets	(42)	(40)	(124)	(119)
Research and development expenses	(31)	(32)	(93)	(99)
Other (charges) gains, net	(1,491)	(61)	(1,542)	(123)
Foreign exchange gain (loss), net	2	10	29	12
Gain (loss) on disposition of businesses and assets, net	(3)	(3)	(2)	(12)
Operating profit (loss)	(1,275)	245	(879)	699
Equity in net earnings (loss) of affiliates	39	51	90	157
Non-operating pension and other postretirement employee benefit (expense) income	2	3	5	7
Interest expense	(177)	(169)	(524)	(512)
Refinancing expense	—	—	(32)	—
Interest income	7	5	18	28
Dividend income - equity investments	40	30	82	95
Other income (expense), net	4	15	7	40
Earnings (loss) from continuing operations before tax	(1,360)	180	(1,233)	514
Income tax (provision) benefit	7	(61)	75	(123)
Earnings (loss) from continuing operations	(1,353)	119	(1,158)	391
Earnings (loss) from operation of discontinued operations	—	(3)	(16)	(4)
Income tax (provision) benefit from discontinued operations	—	1	1	1
Earnings (loss) from discontinued operations	—	(2)	(15)	(3)
Net earnings (loss)	(1,353)	117	(1,173)	388
Net (earnings) loss attributable to noncontrolling interests	(4)	(4)	(11)	(5)
Net earnings (loss) attributable to Celanese Corporation	(1,357)	113	(1,184)	383
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	(1,357)	115	(1,169)	386
Earnings (loss) from discontinued operations	—	(2)	(15)	(3)
Net earnings (loss)	(1,357)	113	(1,184)	383
Earnings (loss) per common share - basic
Continuing operations	(12.39)	1.05	(10.68)	3.53
Discontinued operations	—	(0.02)	(0.13)	(0.02)
Net earnings (loss) - basic	(12.39)	1.03	(10.81)	3.51
Earnings (loss) per common share - diluted
Continuing operations	(12.39)	1.05	(10.68)	3.52
Discontinued operations	—	(0.02)	(0.13)	(0.02)
Net earnings (loss) - diluted	(12.39)	1.03	(10.81)	3.50
Weighted average shares - basic	109,565,996	109,338,977	109,504,912	109,241,174
Weighted average shares - diluted	109,565,996	109,535,037	109,504,912	109,517,299

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In $ millions)
Net earnings (loss)	(1,353)	117	(1,173)	388
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	26	53	(48)	(9)
Gain (loss) on derivative hedges	29	16	49	30
Pension and postretirement benefits	—	—	—	(1)
Total other comprehensive income (loss), net of tax	55	69	1	20
Total comprehensive income (loss), net of tax	(1,298)	186	(1,172)	408
Comprehensive (income) loss attributable to noncontrolling interests	(5)	(8)	(13)	(8)
Comprehensive income (loss) attributable to Celanese Corporation	(1,303)	178	(1,185)	400

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2025	As of December 31, 2024
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	1,440	962
Trade receivables - third party and affiliates	1,038	1,121
Non-trade receivables, net	657	493
Inventories	2,213	2,284
Assets held for sale	471	—
Other assets	271	266
Total current assets	6,090	5,126
Investments in affiliates	1,259	1,217
Property, plant and equipment (net of accumulated depreciation - 2025: $5,078; 2024: $4,562)	5,172	5,273
Operating lease right-of-use assets	372	388
Deferred income taxes	1,347	1,251
Other assets	546	555
Goodwill	4,170	5,387
Intangible assets, net	3,213	3,641
Total assets	22,169	22,838
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,199	1,501
Trade payables - third party and affiliates	1,248	1,228
Liabilities held for sale	62	—
Other liabilities	1,171	1,157
Income taxes payable	47	4
Total current liabilities	3,727	3,890
Long-term debt, net of unamortized deferred financing costs	11,655	11,078
Deferred income taxes	669	923
Uncertain tax positions	230	286
Benefit obligations	402	396
Operating lease liabilities	278	294
Other liabilities	829	408
Commitments and Contingencies
Shareholders' Equity
Common stock, $0.0001 par value, 400,000,000 shares authorized (2025: 170,916,940 issued and 109,504,355 outstanding; 2024: 170,827,196 issued and 109,327,556 outstanding)	—	—
Treasury stock, at cost (2025: 61,412,585 shares; 2024: 61,499,640 shares)	(5,483)	(5,486)
Additional paid-in capital	425	409
Retained earnings	9,861	11,054
Accumulated other comprehensive income (loss), net	(849)	(848)
Total Celanese Corporation shareholders' equity	3,954	5,129
Noncontrolling interests	425	434
Total equity	4,379	5,563
Total liabilities and equity	22,169	22,838

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended September 30,
	2025		2024
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	109,501,876	—	109,262,563	—
Stock option exercises	—	—	849	—
Stock awards	2,479	—	2,956	—
Balance as of the end of the period	109,504,355	—	109,266,368	—
Treasury Stock
Balance as of the beginning of the period	61,412,585	(5,483)	61,537,246	(5,487)
Issuance of treasury stock under stock plans	—	—	—	—
Balance as of the end of the period	61,412,585	(5,483)	61,537,246	(5,487)
Additional Paid-In Capital
Balance as of the beginning of the period		419		394
Stock-based compensation, net of tax		6		3
Balance as of the end of the period		425		397
Retained Earnings
Balance as of the beginning of the period		11,221		13,019
Net earnings (loss) attributable to Celanese Corporation		(1,357)		113
Common stock dividends		(3)		(76)
Balance as of the end of the period		9,861		13,056
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(903)		(792)
Other comprehensive income (loss), net of tax		54		65
Balance as of the end of the period		(849)		(727)
Total Celanese Corporation shareholders' equity		3,954		7,239
Noncontrolling Interests
Balance as of the beginning of the period		428		443
Net earnings (loss) attributable to noncontrolling interests		4		4
Other comprehensive income (loss), net of tax		1		4
Distributions/dividends to noncontrolling interests		(8)		(7)
Balance as of the end of the period		425		444
Total equity		4,379		7,683

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	2025		2024
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	109,327,556	—	108,906,426	—
Stock option exercises	—	—	10,088	—
Stock awards	176,799	—	349,854	—
Balance as of the end of the period	109,504,355	—	109,266,368	—
Treasury Stock
Balance as of the beginning of the period	61,499,640	(5,486)	61,570,314	(5,488)
Issuance of treasury stock under stock plans	(87,055)	3	(33,068)	1
Balance as of the end of the period	61,412,585	(5,483)	61,537,246	(5,487)
Additional Paid-In Capital
Balance as of the beginning of the period		409		394
Stock-based compensation, net of tax		16		2
Stock option exercises, net of tax		—		1
Balance as of the end of the period		425		397
Retained Earnings
Balance as of the beginning of the period		11,054		12,903
Net earnings (loss) attributable to Celanese Corporation		(1,184)		383
Common stock dividends		(9)		(230)
Balance as of the end of the period		9,861		13,056
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(848)		(744)
Other comprehensive income (loss), net of tax		(1)		17
Balance as of the end of the period		(849)		(727)
Total Celanese Corporation shareholders' equity		3,954		7,239
Noncontrolling Interests
Balance as of the beginning of the period		434		461
Net earnings (loss) attributable to noncontrolling interests		11		5
Other comprehensive income (loss), net of tax		2		3
Distributions/dividends to noncontrolling interests		(22)		(25)
Balance as of the end of the period		425		444
Total equity		4,379		7,683

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
	(In $ millions)
Operating Activities
Net earnings (loss)	(1,173)	388
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	1,486	39
Depreciation, amortization and accretion	585	634
Pension and postretirement net periodic benefit cost	5	4
Pension and postretirement contributions	(38)	(39)
Deferred income taxes, net	(118)	12
(Gain) loss on disposition of businesses and assets, net	3	11
Stock-based compensation	19	23
Undistributed earnings in unconsolidated affiliates	3	(33)
Other, net	40	13
Operating cash provided by (used in) discontinued operations	6	(6)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	96	(109)
Inventories	158	(177)
Other assets	131	59
Trade payables - third party and affiliates	3	(33)
Other liabilities	(312)	(314)
Net cash provided by (used in) operating activities	894	472
Investing Activities
Capital expenditures on property, plant and equipment	(259)	(330)
Proceeds from sale of businesses and assets, net	7	—
Settlement of cross-currency swap agreement	—	17
Other, net	7	(29)
Net cash provided by (used in) investing activities	(245)	(342)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	3	133
Proceeds from short-term borrowings	606	160
Repayments of short-term borrowings	(555)	(418)
Proceeds from long-term debt	2,926	299
Repayments of long-term debt	(3,060)	(1,019)
Stock option exercises	—	1
Common stock dividends	(9)	(230)
Distributions/dividends to noncontrolling interests	(22)	(25)
Other, net	(78)	(25)
Net cash provided by (used in) financing activities	(189)	(1,124)
Exchange rate effects on cash and cash equivalents	18	2
Net increase (decrease) in cash and cash equivalents	478	(992)
Cash and cash equivalents as of beginning of period	962	1,805
Cash and cash equivalents as of end of period	1,440	813

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the entire year.
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
Immaterial Revision of Prior Period Financial Statements
During the nine months ended September 30, 2025, the Company identified immaterial errors in the estimate of the rebates accrual for certain distributors included in Customer rebates (Note 6) and prepaid insurance included in Current Other assets, respectively. The Company evaluated the errors, both quantitatively and qualitatively, and concluded that the impact of these errors is not material to any previously issued annual or interim consolidated financial statements for the impacted periods and is not material to the current periods if left uncorrected; however, to promote the consistency and comparability of the financial statements, the Company has voluntarily revised previously reported financial information.

The Company corrected these errors in the accompanying consolidated balance sheet as of December 31, 2024, decreasing Retained earnings by $46 million, increasing Total liabilities by $27 million and decreasing Total assets by $19 million. Impacts to the line items in the consolidated statements of operations for each of the three and nine months ended September 30, 2024 and the years ended December 31, 2024, 2023, 2022 and 2021 did not exceed $14 million.
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
		Phased-in and effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The SEC stayed the effectiveness of the final rule in April 2024, pending judicial review. In March 2025, the SEC voted to end its defense of the final rule and, in July 2025, asked the Court of Appeals to resolve the merits of the challenge to the final rules. In September 2025, the Court of Appeals ordered the litigation to be held in abeyance pending further action from the SEC.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures.	The new guidance requires an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the guidance requires an entity to disclose annual income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and disaggregate the information by jurisdiction based on a quantitative threshold. The guidance also requires an entity to disclose income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign and income tax expense (benefit) from continuing operations disaggregated by federal (national), state and foreign.	Effective for annual periods beginning after December 15, 2024. Early adoption is permitted.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

Standard/Final Rule	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures.	The new guidance requires an entity to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within segment profit or loss, as well as an amount of other segment items by reportable segment and a description of its composition. Additionally, the guidance requires an entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption.	Effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted.	The Company adopted the new guidance effective for the year ended December 31, 2024. The adoption of the new guidance did not have a material impact to the Company.
3. Acquisitions, Dispositions and Plant Closures
Dispositions
•    Micromax
Assets and liabilities to be disposed of by sale ("disposal group") are classified as held for sale once all applicable criteria under U.S. GAAP have been satisfied, including when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable and the Company expects to complete the sale within one year. Upon classifying a disposal group as held for sale, the Company measures the disposal group at the lower of its carrying value or fair value less costs to sell and long-lived assets in the disposal group are not depreciated.
On May 5, 2025, the Company announced its intent to divest its Micromax® portfolio of products as an opportunity for cash generation and deleveraging of the Company's balance sheet. The proposed divestiture does not represent a strategic shift in the Company's future operations and financial results. During the three months ended September 30, 2025, the Company actively marketed the Micromax® portfolio of products to potential buyers. As of September 30, 2025, the Micromax® portfolio of products, currently included in the Engineered Materials segment, was classified as held for sale and measured and reported at the lower of its carrying amount or fair value less costs to sell.
On October 28, 2025, the Company entered into a purchase and sale agreement with Element Solutions Inc to divest its Micromax® portfolio of products, for a purchase price of approximately $500 million in cash, subject to adjustments. The transaction is expected to close in the first quarter of 2026, subject to certain regulatory approvals and other customary closing conditions.

The major classes of assets and liabilities classified as held for sale in the unaudited consolidated balance sheet are as follows:

As of September 30, 2025
(In $ millions)
Current assets	86
Goodwill	154
Intangible assets, net	163
Other long-term assets	68
Assets held for sale	471

Liabilities held for sale	62
Plant Closures
•    Lanaken, Belgium
On October 28, 2025, the Company announced the intended closure of its facility in Lanaken, Belgium to streamline the Company's production costs across its global network. The Company intends to permanently cease all manufacturing operations during the second half of 2026. As a result of the intended closure, the Company expects to incur exit and shutdown costs, excluding employee termination costs, of approximately $70 million to $90 million, consisting primarily of accelerated depreciation on property, plant and equipment of approximately $55 million to $65 million and plant closure costs of approximately $15 million to $25 million. In addition, the Company expects to incur certain employee termination costs, which are subject to works council consultation. All costs resulting from the planned closure are expected to be incurred during fiscal years 2026 through 2028.
4. Inventories

	As of September 30, 2025	As of December 31, 2024
	(In $ millions)
Finished goods	1,622	1,605
Work-in-process	100	119
Raw materials and supplies	491	560
Total	2,213	2,284

5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2024(1)	5,025	362	5,387
Impairment losses	(1,140)	—	(1,140)
Transfer(2)	(154)	—	(154)
Exchange rate changes	50	27	77
As of September 30, 2025(1)	3,781	389	4,170
______________________________
(1)Includes accumulated impairment losses of approximately $2.7 billion in the Engineered Materials segment as of September 30, 2025 and $1.5 billion as of December 31, 2024.
(2)Related to goodwill reclassified to assets held for sale (Note 3).
The Company assesses the recoverability of the carrying amount of its reporting unit goodwill either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.
During the three months ended September 30, 2025, the Company completed qualitative evaluations of its reporting units, with the exception of the engineered materials reporting unit, which was tested quantitatively. The Company concluded that it was more likely than not that the fair value of the reporting units evaluated qualitatively exceeded such units' carrying value.
The results of the quantitative test of the engineered materials reporting unit determined that the carrying amount of the engineered materials reporting unit exceeded its estimated fair value. As such, the Company recorded a non-cash goodwill impairment loss of approximately $1.0 billion in Other charges (gains), net (Note 18) within the Engineered Materials segment. Although the projected cash flows of the engineered materials reporting unit have not declined from the projections used in the December 31, 2024 quantitative analysis, the impairment loss was primarily driven by a decline in the Company's market capitalization as a result of a decrease in the stock price as of the testing date which led to a 275 basis point increase in the discount rate used in the model.
The Company recorded an additional non-cash goodwill impairment loss of $98 million in Other charges (gains), net (Note 18) within the Engineered Materials segment during the three months ended September 30, 2025, due to the impact on the engineered materials reporting unit of classifying the Micromax® portfolio of products as held for sale as of September 30, 2025 (Note 3).
The quantitative evaluations of the engineered materials reporting unit were performed using an equal weighting of the income approach based on the discounted estimated future cash flows of the reporting unit and market approach using the guideline public company method. The key assumptions used in the discounted cash flow valuation model include the discount rate, revenue growth rate, tax rate, cash flow projections and terminal value rate. The discount rates were based on market participant data, including the Company's weighted average cost of capital adjusted for risks specific to the reporting unit. The revenue growth rates and cash flow projections were based on historical trends and expected growth drivers such as macroeconomic trends in the industries and territories in which the reporting unit operates. The tax rates considered the operating structure of the reporting unit and tax rates in jurisdictions in which the reporting unit operates. A terminal value rate was applied to the final year of the projected periods to reflect continued stable, perpetual growth. Under the market approach, the Company utilized earnings multiples for public companies similar to the engineered materials reporting unit, adjusted for a control premium.
While the Company believes the assumptions used in the impairment tests were reasonable, changes in market conditions or key assumptions made in future quantitative tests, including discount rates, revenue growth rates, tax rates, cash flow projections and terminal value rates, could negatively impact the results of future impairment testing for any of the Company's reporting units and could result in the recognition of additional impairment losses. Such losses could be material to the statements of operations and balance sheets in the period(s) recorded.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2024	40	2,406	587	55	3,088
Transfer(1)	—	(145)	(51)	—	(196)
Exchange rate changes	1	158	26	—	185
As of September 30, 2025	41	2,419	562	55	3,077
Accumulated Amortization
As of December 31, 2024	(37)	(728)	(134)	(43)	(942)
Amortization	—	(91)	(32)	(1)	(124)
Transfer(1)	—	22	11	—	33
Exchange rate changes	(1)	(59)	(5)	—	(65)
As of September 30, 2025	(38)	(856)	(160)	(44)	(1,098)
Net book value	3	1,563	402	11	1,979
______________________________
(1)Related to finite-lived intangible assets reclassified to assets held for sale (Note 3).
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2024	1,495
Impairment losses	(346)
Exchange rate changes	85
As of September 30, 2025	1,234
The Company assesses the recoverability of the carrying amount of its indefinite-lived intangible assets either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.
The Company completed qualitative evaluations of its indefinite-lived intangible assets, with the exception of those assigned to the engineered materials reporting unit, and concluded that it was more likely than not that the fair value of these indefinite-lived intangible assets exceeded their carrying value.
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

In connection with the Company's annual indefinite-lived intangible assets impairment assessment, the Company recorded a non-cash impairment loss of $346 million in Other charges (gains), net (Note 18) to impair the net book value of certain trade names, primarily Zytel®, included in the Engineered Materials segment. The impairment of these trade names was primarily driven by a decline in the Company's market capitalization as a result of a decrease in the stock price as of the testing date which led to an increase in the discount rates used in the models. Other than these trade names, the estimated fair value of the Company's indefinite-lived intangible assets exceeded such assets' carrying value.
While the Company believes the assumptions used in the impairment tests were reasonable, changes in market conditions or key assumptions made in future quantitative tests, including discount rates, royalty rates, revenue growth rates, tax rates, sales projections and terminal value rates, could negatively impact the results of future impairment testing and could result in the recognition of additional impairment losses. Such losses could be material to the statements of operations and balance sheets in the period(s) recorded.
During the nine months ended September 30, 2025, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2026	158
2027	158
2028	157
2029	152
2030	149
6. Current Other Liabilities

	As of September 30, 2025	As of December 31, 2024
	(In $ millions)
Benefit obligations (Note 8)	26	25
Customer rebates	106	129
Derivatives (Note 12)	101	93
Interest (Note 7)	257	222
Operating leases	72	79
Restructuring (Note 18)	29	63
Salaries and benefits	145	166
Sales and use tax/foreign withholding tax payable	186	150
Investment in affiliates	104	98
Other	145	132
Total	1,171	1,157

7. Debt

	As of September 30, 2025	As of December 31, 2024
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	1,033	1,393
Short-term borrowings, including amounts due to affiliates(1)	58	53
Revolving credit facilities(2)	108	55
Total	1,199	1,501
______________________________
(1)The weighted average interest rate was 2.1% and 2.1% as of September 30, 2025 and December 31, 2024, respectively.
(2)The weighted average interest rate was 2.7% and 3.1% as of September 30, 2025 and December 31, 2024, respectively.

	As of September 30, 2025	As of December 31, 2024
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2025, interest rate of 1.250%	—	311
Senior unsecured notes due 2025, interest rate of 6.050%	—	1,000
Senior unsecured notes due 2026, interest rate of 1.400%	400	400
Senior unsecured notes due 2026, interest rate of 5.277%(1)	526	1,040
Senior unsecured notes due 2027, interest rate of 2.125%	586	518
Senior unsecured notes due 2027, interest rate of 6.665%(1)	1,500	2,000
Senior unsecured term loan due 2027(2)	330	880
Senior unsecured notes due 2028, interest rate of 0.625%	587	519
Senior unsecured notes due 2028, interest rate of 6.850%(1)	1,000	1,000
Senior unsecured notes due 2029, interest rate of 5.587%(1)	587	519
Senior unsecured notes due 2029, interest rate of 6.830%(1)	750	750
Senior unsecured notes due 2030, interest rate of 6.500%	700	—
Senior unsecured notes due 2030, interest rate of 7.050%(1)	999	999
Senior unsecured notes due 2031, interest rate of 5.000%	881	—
Senior unsecured notes due 2032, interest rate of 6.879%(1)	1,000	1,000
Senior unsecured notes due 2033, interest rate of 7.200%(1)	1,000	1,000
Senior unsecured notes due 2033, interest rate of 6.750%	1,100	—
Pollution control and industrial revenue bonds due at various dates through 2030(3)	125	126
Bank loans due at various dates through 2030(4)	561	320
Obligations under finance leases due at various dates through 2054	133	145
Subtotal	12,765	12,527
Unamortized deferred financing costs(5)	(77)	(56)
Current installments of long-term debt	(1,033)	(1,393)
Total	11,655	11,078
______________________________
(1)In November 2024, S&P Global Ratings downgraded the Company's credit rating to BB+ and on February 12, 2025, Moody's Ratings downgraded the Company's credit ratings to Ba1, which together had the effect of increasing the interest rates by up to 50 basis points on certain senior unsecured notes, effective beginning at various dates through January 19, 2026.
(2)The interest rate was 5.986% and 6.047% as of September 30, 2025 and December 31, 2024, respectively.

(3)Interest rates range from 4.1% to 5.0%.
(4)The weighted average interest rate was 2.4% and 2.8% as of September 30, 2025 and December 31, 2024, respectively.
(5)Related to the Company's long-term debt, excluding obligations under finance leases.
Senior Credit Facilities
In March 2022, Celanese, Celanese U.S. and certain subsidiaries entered into a term loan credit agreement (as amended to date, the "March 2022 U.S. Term Loan Credit Agreement"), pursuant to which lenders provided a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion (the "5-year Term Loans"). As of September 30, 2025, $330 million was outstanding under the March 2022 U.S. Term Loan Credit Agreement. $150 million of such outstanding amount was repaid on October 29, 2025, and $50 million was repaid on November 3, 2025.
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
In December 2023, Celanese (Nanjing) Chemical Co., Ltd. ("CNC") entered into a senior unsecured working capital loan agreement for CNY800 million, payable on December 25, 2026 and bearing interest at 2.8% (the "December 2023 CNC Three Year Working Capital Loan Agreement"). The loan under the December 2023 CNC Three Year Working Capital Loan Agreement was fully drawn during the three months ended March 31, 2024. On July 18, 2025, CNC entered into an agreement to amend the December 2023 CNC Three Year Working Capital Loan Agreement to adopt certain floating rates.
In June 2024, CNC entered into a senior unsecured working capital loan agreement for CNY800 million, payable in installments until June 2027 and bearing interest at 2.75% (the "June 2024 CNC Three Year Working Capital Loan Agreement"). CNY720 million of the June 2024 CNC Three Year Working Capital Loan Agreement was outstanding as of September 30, 2025. On July 18, 2025, CNC entered into an agreement to amend the June 2024 CNC Three Year Working Capital Loan Agreement to adopt certain floating rates.
In November 2024, Celanese U.S. entered into a senior unsecured term loan credit agreement (the "November 2024 U.S. Term Loan Credit Agreement"), pursuant to which the lenders provided a delayed-draw term loan due 364 days from the date of borrowing in an amount up to $1.0 billion. Amounts outstanding under the November 2024 U.S. Term Loan Credit Agreement accrued interest at a rate equal to the Secured Overnight Financing Rate with an interest period of one or three months ("Term SOFR") plus a margin of 1.300% to 2.250% per annum, or the base rate plus a margin of 0.300% to 1.250%, in each case, based on the Company's senior unsecured debt rating, subject to further changes based on such ratings. $500 million was drawn under the November 2024 U.S. Term Loan Credit Agreement during the three months ended March 31, 2025, and any remaining commitments thereunder terminated on March 15, 2025. $500 million of such drawn amount was repaid and the facility was terminated during the nine months ended September 30, 2025.
In December 2024, CNC entered into a senior unsecured working capital loan agreement for CNY1.0 billion, payable in installments until March 2028 and bearing interest at certain floating rates (the "December 2024 CNC Three Year Working Capital Loan Agreement"). CNY872 million of the December 2024 CNC Three Year Working Capital Loan Agreement was outstanding as of September 30, 2025.

On March 6, 2025, CNC entered into a senior unsecured working capital loan agreement for CNY750 million, payable in installments until March 2028 and bearing interest at certain floating rates (the "March 2025 CNC Three Year Working Capital Loan Agreement" together with the December 2024 CNC Three Year Working Capital Loan Agreement, the June 2024 CNC Three Year Working Capital Loan Agreement, the December 2023 CNC Three Year Working Capital Loan Agreement, the January 2023 CSIT One Year Working Capital Term Loan Agreement, and the CSIT Revolving Credit Agreement, the "China Credit Agreements"). CNY560 million of the March 2025 CNC Three Year Working Capital Loan Agreement was outstanding as of September 30, 2025. The Company expects that the China Credit Agreements will continue to facilitate its efficient repatriation of cash to the United States ("U.S.") to repay debt and effectively redomicile a portion of its U.S. debt to China at a lower average interest rate.
On August 11, 2025, Celanese, Celanese U.S. and certain subsidiaries entered into a new revolving credit agreement (the "U.S. Revolving Credit Agreement", and together with the November 2024 U.S. Term Loan Credit Agreement and March 2022 U.S. Term Loan Credit Agreement, the "U.S. Credit Agreements," and the U.S. Credit Agreements together with the China Credit Agreements, "Global Credit Agreements") consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2030 (the "U.S. Revolving Credit Facility"), which replaced the existing U.S. revolving credit facility. The margin for borrowings under the U.S. Revolving Credit Facility is 1.00% to 2.00% (or between 0.00% and 1.00% in the case of U.S. dollar base rate borrowings) above certain interbank rates at current Company credit ratings.
On February 16, 2024, November 1, 2024, February 17, 2025 and August 11, 2025, the Company amended certain covenants in certain of the U.S. Credit Agreements, including financial ratio maintenance covenants.
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
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facilities are as follows:

As of September 30, 2025
(In $ millions)
U.S. Revolving Credit Facility
Borrowings outstanding	—
Available for borrowing	1,750
China Revolving Credit Facilities
Borrowings outstanding	108
Available for borrowing	54
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
Accounts Receivable Purchasing Facility
On June 13, 2025, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 17, 2026. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's unaudited consolidated balance sheet. The Company de-recognized $1.2 billion and $1.5 billion of accounts receivable under this agreement for the nine months ended September 30, 2025 and year ended December 31, 2024, respectively, and collected $1.2 billion and $1.5 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $78 million were pledged by the SPE as collateral to the Purchasers as of September 30, 2025.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe, Japan and Singapore with financial institutions to sell 100%, 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. The Company also has a factoring agreement in China with a financial institution to sell 100% of certain accounts receivable on a limited recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no material continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $546 million and $700 million of accounts receivable under these factoring agreements for the nine months ended September 30, 2025 and year ended December 31, 2024, respectively, and collected $533 million and $640 million of accounts receivable sold under these factoring agreements during the same periods.
The Company has master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts ("BADs"), classified as accounts receivable. Under the Master Discounting Agreements, transfers of BADs are treated as sales and are accounted for as a reduction in accounts receivable because the Master Discounting Agreements transfer effective control over and risk related to the transferred BADs to the financial institutions. The Company has no continuing involvement in the transferred BADs, and the BADs are no longer available to satisfy creditors in the event of a bankruptcy. The Company received $53 million and $100 million from the accounts receivable transferred under the Master Discounting Agreements for the nine months ended September 30, 2025 and year ended December 31, 2024, respectively.
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
The Company is in compliance with the covenants in its material financing arrangements as of September 30, 2025.
8. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	3	—	3	1	10	—	10	1
Interest cost	30	—	31	—	90	1	94	1
Expected return on plan assets	(32)	—	(34)	—	(96)	—	(102)	—
Total	1	—	—	1	4	1	2	2
Benefit obligation funding is as follows:

	As of September 30, 2025	Total Expected 2025
	(In $ millions)
Cash contributions to defined benefit pension plans	19	30
Benefit payments to nonqualified pension plans	14	18
Benefit payments to other postretirement benefit plans	5	3
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.

Pension and postretirement benefit plan balances recognized in the unaudited consolidated balance sheets consist of the following:

	As of September 30, 2025		As of December 31, 2024
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Noncurrent Other assets	148	—	135	—
Current Other liabilities	(22)	(4)	(22)	(3)
Benefit obligations	(365)	(33)	(358)	(31)
Net amount recognized	(239)	(37)	(245)	(34)
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
The components of environmental remediation liabilities, contained in Current and Noncurrent Other Liabilities, are as follows:

	As of September 30, 2025	As of December 31, 2024
	(In $ millions)
Demerger obligations (Note 14)	21	14
Divestiture obligations (Note 14)	15	14
Active sites	24	23
U.S. Superfund sites	9	10
Other environmental remediation liabilities	2	2
Total	71	63
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
The Company declared a quarterly cash dividend of $0.03 per share on its Common Stock on October 15, 2025, amounting to $3 million. The cash dividend will be paid on November 12, 2025 to holders of record as of October 28, 2025.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

Total From February 2008 Through September 30, 2025

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
The Company did not repurchase any Common Stock during the nine months ended September 30, 2025 or 2024.

Other Comprehensive Income (Loss), Net

	Three Months Ended September 30,
	2025			2024
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	37	(11)	26	8	45	53
Gain (loss) on derivative hedges	36	(7)	29	16	—	16
Pension and postretirement benefits gain (loss)	—	—	—	—	—	—
Total	73	(18)	55	24	45	69

	Nine Months Ended September 30,
	2025			2024
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)	(163)	115	(48)	(17)	8	(9)
Gain (loss) on derivative hedges	57	(8)	49	32	(2)	30
Pension and postretirement benefits gain (loss)	—	—	—	(1)	—	(1)
Total	(106)	107	1	14	6	20
Adjustments to Accumulated other comprehensive income (loss), net, are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Derivative Hedges (Note 12)	Pension and Postretirement Benefits Gain (Loss) (Note 8)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2024	(800)	(28)	(20)	(848)
Other comprehensive income (loss) before reclassifications	(165)	(72)	—	(237)
Amounts reclassified from accumulated other comprehensive income (loss)	—	129	—	129
Income tax (provision) benefit	115	(8)	—	107
As of September 30, 2025	(850)	21	(20)	(849)
11. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In percentages)
Effective income tax rate	1	34	6	24
The effective income tax rate for the three and nine months ended September 30, 2025, was lower compared to the same periods in 2024, primarily due to a non-cash goodwill impairment loss of $1.1 billion in the Engineered Materials segment recorded during the three months ended September 30, 2025, which is not deductible for tax purposes (Note 5). The rate for the nine months ended September 30, 2025 was also favorably impacted by a deferred tax benefit related to the relocation of certain intangible assets among wholly owned foreign affiliates as part of the continued integration of global principal operations and a tax benefit related to the settlement of tax examinations with the German tax authorities for the tax years 2008 through 2012 during the three months ended June 30, 2025. These favorable impacts to the effective tax rate for the nine months ended

September 30, 2025, compared to the same period in 2024, were partially offset by increases in valuation allowance on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period during the three months ended March 31, 2025. In addition, the effective income tax rate for the nine months ended September 30, 2024, included non-recurring tax effects related to internal debt restructuring transactions for the three months ended March 31, 2024.
In December 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted and was effective January 1, 2018. The U.S. Treasury has issued various notices and final and proposed regulatory packages supplementing the TCJA provisions since 2018. There have been no material proposed or final regulatory packages during the three months ended September 30, 2025.
In August 2022, the Inflation Reduction Act (the "IRA") was enacted and included a 1% excise tax on share repurchases in excess of $1 million, and a corporate minimum tax of 15% on adjusted book earnings. The corporate minimum tax paid is creditable in future years to the extent regular tax liability exceeds the minimum tax in any given year. The Company does not expect these provisions or any newly issued administrative guidance to have a material impact to future income tax expense. The IRA also provides various beneficial credits for energy efficiency related to manufacturing, transportation and fuels, hydrogen/carbon recapture and renewable energy. The Company will continue to record credits appropriately upon realization in regard to qualifying and approved projects.
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
In June 2024, the OECD published a fourth set of Administrative Guidance on the Global Anti-Base Erosion Model rules ("GloBE"). The additional guidance covers deferred tax liability recapture, divergences between GloBE and accounting carrying values, allocation of cross-border current taxes, allocation of cross-border deferred taxes, allocation of profits and taxes in structures including flow-through entities, and treatment of securitization vehicles. This guidance is not expected to have a material impact in the short term due to the safe harbor provisions, effective for the years 2024 to 2026, published in the July 2023 Administrative Guidance.

The Company will continue to monitor the developments and implementation of the OECD BEPS projects. Currently the Company does not meet the requirements for the application of Pillar One. After an assessment of the application of the safe harbor provisions on a global basis, the Company determined that there was not a material impact from the local adoption of the OECD Pillar Two proposals in 2025, but it is continuing to model the effect of these provisions on its future effective tax rate and cash taxes.
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
In addition, the Company's income tax returns in Mexico are under audit for the years 2018 through 2020, in Canada for the years 2016 through 2022, in the U.S. for the years 2016 through 2020, and in Germany for the years after 2012. In August 2023, the Company negotiated a partial settlement with the Mexico tax authorities for its audit for the year 2018. The partial settlement did not have a material impact on income tax expense in the consolidated statements of operations. The Company is in discussions with the Mexican tax authorities regarding the preliminary findings from the 2019 audit. In September 2023, the Canadian tax authorities opened tax audits for the years 2019 through 2022, and the audits are in the preliminary stages. The Company is in ongoing discussions regarding the audit findings with the Canadian tax authorities for the years 2016 through 2018 and does not expect a material impact to income tax expense resulting from the audit. The audit in the U.S. for the years 2016 through 2020 is in the data gathering phase. In the first quarter of 2025, the Company began settlement discussions with the German tax authorities on certain matters related to the German audit for the years after 2007, and in the second quarter of 2025, the Company concluded settlement discussions with the German tax authorities for the years 2008 through 2012. The associated tax effects from the settlement discussions are included in income tax expense in the consolidated statements of operations for the nine months ended September 30, 2025. The Company will record the impacts of any additional audit settlements as they are concluded but currently does not expect additional material impacts to the consolidated statements of operations.
As of September 30, 2025, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the examinations by governmental authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the governmental authorities are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its position, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.

12. Derivative Financial Instruments
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended September 30,				Statement of Operations Classification
	2025	2024	2025	2024
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	5	(11)	1	—	Cost of sales
Interest rate swaps	—	—	(2)	(2)	Interest expense
Foreign currency forwards	—	(1)	—	—	Cost of sales
Total	5	(12)	(1)	(2)

Designated as Fair Value Hedges
Cross-currency swaps(1)	63	(61)	33	(93)	Foreign exchange gain (loss), net

Designated as Net Investment Hedges
Foreign currency denominated debt	(7)	(104)	—	—	N/A
Cross-currency swaps(2)	39	(112)	—	—	N/A
Total	32	(216)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(12)	(9)	Foreign exchange gain (loss), net; Other income (expense), net
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

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Nine Months Ended September 30,				Statement of Operations Classification
	2025	2024	2025	2024
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	12	(2)	2	(1)	Cost of sales
Interest rate swaps	—	—	(5)	(6)	Interest expense
Foreign currency forwards	—	(1)	—	—	Cost of sales
Total	12	(3)	(3)	(7)

Designated as Fair Value Hedges
Cross-currency swaps(1)	(84)	49	(126)	17	Foreign exchange gain (loss), net

Designated as Net Investment Hedges
Foreign currency denominated debt	(290)	(17)	—	—	N/A
Cross-currency swaps(2)	(348)	(8)	—	—	N/A
Total	(638)	(25)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	33	(10)	Foreign exchange gain (loss), net; Other income (expense), net
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of September 30, 2025	As of December 31, 2024
	(In $ millions)
Derivative Assets
Gross amount recognized	221	250
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	221	250
Gross amount not offset in the consolidated balance sheets	29	38
Net amount	192	212

	As of September 30, 2025	As of December 31, 2024
	(In $ millions)
Derivative Liabilities
Gross amount recognized	693	273
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	693	273
Gross amount not offset in the consolidated balance sheets	29	38
Net amount	664	235

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

		Fair Value Measurement
		Significant Other Observable Inputs (Level 2)
		Other assets		Other liabilities
	Notional Amount	Current	Noncurrent	Current	Noncurrent
	(In millions)	(In $ millions)
As of September 30, 2025
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$43	5	46	—	—
Foreign currency forwards and swaps	$40	—	—	—	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	€909	29	—	22	90
Cross-currency swaps(1)	¥132,242	43	18	9	3
Derivatives Designated as Net Investment Hedges
Cross-currency swaps and foreign currency denominated debt	€4,769	44	—	29	442
Cross-currency swaps(2)	¥7,268	34	—	20	57
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$1,773	2	—	21	—
Total		157	64	101	592
As of December 31, 2024
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$48	4	37	—	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	€909	20	10	7	—
Cross-currency swaps(1)	¥72,710	26	33	4	—
Derivatives Designated as Net Investment Hedges
Cross-currency swaps and foreign currency denominated debt	€4,564	88	—	56	134
Cross-currency swaps(2)	¥7,268	21	—	7	26
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$2,777	11	—	19	20
Total		170	80	93	180
______________________________
(1)Notional amount denominated in Japanese yen.
(2)Notional amount denominated in Chinese yuan.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of September 30, 2025
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	18	18	—	18
Long-term debt, including current installments of long-term debt	12,765	12,804	133	12,937
As of December 31, 2024
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	18	18	—	18
Long-term debt, including current installments of long-term debt	12,527	12,470	145	12,615
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
As of September 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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

The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of September 30, 2025 are $120 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $103 million as of September 30, 2025. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. Additionally, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements. As of September 30, 2025, the Company had unconditional purchase obligations of $3.2 billion, of which $154 million will be paid in 2025, $507 million in 2026, $443 million in 2027, $299 million in 2028, $235 million in 2029 and the balance thereafter through 2042.
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

As previously reported, in July 2020, the Company settled a European Commission competition law investigation involving certain of its subsidiaries and three other companies related to certain past ethylene purchases. Shell Chemicals Europe, another group of corporate claimants, TotalEnergies Petrochemicals & Refining SA, OMV Aktiengesellschaft, Borealis GMBH, and Lyondell Basell have each filed separate claims for damages with the District Court of Amsterdam against four companies, including Celanese, arising from those activities. BASF SE, Dow Europe GmbH, and more recently, ExxonMobil Petroleum & Chemicals B.V. and BP Europa SE have filed similar claims against Celanese in the Court of Munich, Germany. The Company intends to vigorously defend itself against these claims. The Company anticipates that additional parties may have filed or could assert demands or claims related to this matter, but based on information available at this time, the Company does not expect ultimate resolution of these matters associated with the 2020 European Commission settlement to have a material impact on its financial condition or results of operations.
15. Segment Information

	Engineered Materials	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended September 30, 2025
Net sales	1,384	1,061	—	(26)	(1)	2,419
Cost of sales	(1,052)	(876)	4	26		(1,898)
Gross profit	332	185	4	—		521
Selling, general and administrative expenses	(105)	(38)	(88)	—		(231)
Amortization of intangible assets	(42)	—	—	—		(42)
Research and development expenses	(20)	(11)	—	—		(31)
Other (charges) gains, net (Note 18)	(1,490)	—	(1)	—		(1,491)
Gain (loss) on disposition of business and assets, net	(2)	(1)	—	—		(3)
Other segment items(2)	—	—	2	—		2
Operating profit (loss)	(1,327)	135	(83)	—		(1,275)

Depreciation and amortization	118	63	13	—		194
Equity in net earnings (loss) of affiliates	33	3	3	—		39
Capital expenditures	35	32	6	—		73	(3)
	Three Months Ended September 30, 2024
Net sales	1,481	1,190	—	(23)	(1)	2,648
Cost of sales	(1,147)	(910)	5	23		(2,029)
Gross profit	334	280	5	—		619
Selling, general and administrative expenses	(110)	(32)	(106)	—		(248)
Amortization of intangible assets	(40)	—	—	—		(40)
Research and development expenses	(22)	(10)	—	—		(32)
Other (charges) gains, net (Note 18)	(60)	1	(2)	—		(61)
Gain (loss) on disposition of business and assets, net	(2)	(1)	—	—		(3)
Other segment items(2)	—	—	10	—		10
Operating profit (loss)	100	238	(93)	—		245

Depreciation and amortization	127	63	13	—		203
Equity in net earnings (loss) of affiliates	44	2	5	—		51
Capital expenditures	59	33	7	—		99	(3)
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes Foreign exchange gain (loss), net.
(3)Includes an increase in accrued capital expenditures of $9 million and $11 million for the three months ended September 30, 2025 and 2024, respectively.

	Engineered Materials	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Nine Months Ended September 30, 2025
Net sales	4,113	3,292	—	(65)	(1)	7,340
Cost of sales	(3,163)	(2,716)	3	65		(5,811)
Gross profit	950	576	3	—		1,529
Selling, general and administrative expenses	(313)	(89)	(274)	—		(676)
Amortization of intangible assets	(123)	(1)	—	—		(124)
Research and development expenses	(62)	(31)	—	—		(93)
Other (charges) gains, net (Note 18)	(1,521)	(4)	(17)	—		(1,542)
Gain (loss) on disposition of business and assets, net	—	(2)	—	—		(2)
Other segment items(2)	—	—	29	—		29
Operating profit (loss)	(1,069)	449	(259)	—		(879)

Depreciation and amortization	341	188	35	—		564
Equity in net earnings (loss) of affiliates	73	8	9	—		90
Capital expenditures	120	94	21	—		235	(3)
	As of September 30, 2025
Goodwill and intangible assets, net	6,945	438	—	—		7,383
Total assets	14,221	5,413	2,535	—		22,169
	Nine Months Ended September 30, 2024
Net sales	4,326	3,653	—	(69)	(1)	7,910
Cost of sales	(3,369)	(2,796)	(4)	69		(6,100)
Gross profit	957	857	(4)	—		1,810
Selling, general and administrative expenses	(322)	(92)	(356)	—		(770)
Amortization of intangible assets	(118)	(1)	—	—		(119)
Research and development expenses	(70)	(30)	1	—		(99)
Other (charges) gains, net (Note 18)	(114)	—	(9)	—		(123)
Gain (loss) on disposition of business and assets, net	(9)	(3)	—	—		(12)
Other segment items(2)	—	—	12	—		12
Operating profit (loss)	324	731	(356)	—		699

Depreciation and amortization	395	181	40	—		616
Equity in net earnings (loss) of affiliates	140	7	10	—		157
Capital expenditures	137	109	45	—		291	(3)
	As of December 31, 2024
Goodwill and intangible assets, net	8,617	411	—	—		9,028
Total assets	15,485	5,257	2,096	—		22,838
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes Foreign exchange gain (loss), net.
(3)Includes a decrease in accrued capital expenditures of $24 million and $39 million for the nine months ended September 30, 2025 and 2024, respectively.

16. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years. As of September 30, 2025, the Company had $614 million of remaining performance obligations related to take-or-pay contracts. The Company expects to recognize approximately $163 million of its remaining performance obligations as Net sales in 2025, $236 million in 2026, $115 million in 2027 and the balance thereafter.
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in Current and Noncurrent Other liabilities in the unaudited consolidated balance sheets.
The Company does not have any material contract assets as of September 30, 2025.
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In $ millions)
Engineered Materials
North America	378	419	1,131	1,211
Europe and Africa	404	414	1,210	1,313
Asia-Pacific	568	610	1,670	1,693
South America	34	38	102	109
Total	1,384	1,481	4,113	4,326

Acetyl Chain
North America	363	374	1,113	1,152
Europe and Africa	373	406	1,162	1,250
Asia-Pacific	275	355	876	1,095
South America	24	32	76	87
Total(1)	1,035	1,167	3,227	3,584
______________________________
(1)Excludes intersegment sales of $26 million and $23 million for the three months ended September 30, 2025 and 2024, respectively. Excludes intersegment sales of $65 million and $69 million for the nine months ended September 30, 2025 and 2024, respectively.

17. Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	(1,357)	115	(1,169)	386
Earnings (loss) from discontinued operations	—	(2)	(15)	(3)
Net earnings (loss)	(1,357)	113	(1,184)	383

Weighted average shares - basic	109,565,996	109,338,977	109,504,912	109,241,174
Incremental shares attributable to equity awards(1)	—	196,060	—	276,125
Weighted average shares - diluted	109,565,996	109,535,037	109,504,912	109,517,299
______________________________
(1)Excludes stock options to purchase 731,008 and 293,045 shares of Common Stock for the three months ended September 30, 2025 and 2024, respectively; and 57,590 and 19 equity award shares for the three months ended September 30, 2025 and 2024, respectively, as their effect would have been antidilutive. Excludes stock options to purchase 671,183 and 149,643 shares of Common Stock for the nine months ended September 30, 2025 and 2024, respectively; and 67,716 and 74 equity award shares for the nine months ended September 30, 2025 and 2024, respectively, as their effect would have been antidilutive. Excludes 231,627 and 222,970 incremental shares attributable to equity awards from the number of weighted average shares - diluted for the three and nine months ended September 30, 2025, respectively, as their effect would have been antidilutive.
18. Other (Charges) Gains, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In $ millions)
Restructuring(1)	(5)	(27)	(56)	(84)
Asset impairments(2)	(1,486)	(34)	(1,486)	(39)
Total	(1,491)	(61)	(1,542)	(123)
______________________________
(1)Includes employee termination benefits related to Company-wide business optimization projects during the three and nine months ended September 30, 2025 and 2024, and employee termination benefits related to the previously announced closures of the Company's facility in Mechelen, Belgium and its polymerization units in Uentrop, Germany during the three and nine months ended September 30, 2024.
(2)Primarily related to non-cash impairment losses on goodwill and certain trade names, primarily Zytel® during the three and nine months ended September 30, 2025 (Note 5) and on certain trade names, primarily Zytel® during the three and nine months ended September 30, 2024.
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2024	57	—	6	63
Additions	35	4	17	56
Cash payments	(73)	(2)	(18)	(93)
Other changes	(4)	—	4	—
Exchange rate changes	2	—	1	3
As of September 30, 2025	17	2	10	29

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
•changes in applicable tariffs, duties and trade agreements, tax rates or legislation throughout the world including, but not limited to, anti-dumping and countervailing duties, adjustments, changes in estimates or interpretations or the resolution of tax examinations or audits that may impact recorded or future tax impacts and potential regulatory and legislative tax developments in the United States ("U.S.") and other jurisdictions;
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

Results of Operations
Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	2,419	2,648	(229)	7,340	7,910	(570)
Gross profit	521	619	(98)	1,529	1,810	(281)
Selling, general and administrative ("SG&A") expenses	(231)	(248)	17	(676)	(770)	94
Other (charges) gains, net	(1,491)	(61)	(1,430)	(1,542)	(123)	(1,419)
Gain (loss) on disposition of businesses and assets, net	(3)	(3)	—	(2)	(12)	10
Operating profit (loss)	(1,275)	245	(1,520)	(879)	699	(1,578)
Equity in net earnings (loss) of affiliates	39	51	(12)	90	157	(67)
Non-operating pension and other postretirement employee benefit (expense) income	2	3	(1)	5	7	(2)
Interest expense	(177)	(169)	(8)	(524)	(512)	(12)
Refinancing expense	—	—	—	(32)	—	(32)
Interest income	7	5	2	18	28	(10)
Dividend income - equity investments	40	30	10	82	95	(13)
Earnings (loss) from continuing operations before tax	(1,360)	180	(1,540)	(1,233)	514	(1,747)
Earnings (loss) from continuing operations	(1,353)	119	(1,472)	(1,158)	391	(1,549)
Earnings (loss) from discontinued operations	—	(2)	2	(15)	(3)	(12)
Net earnings (loss)	(1,353)	117	(1,470)	(1,173)	388	(1,561)
Net earnings (loss) attributable to Celanese Corporation	(1,357)	113	(1,470)	(1,184)	383	(1,567)
Other Data
Depreciation and amortization	194	203	(9)	564	616	(52)
SG&A expenses as a percentage of Net sales	9.5%	9.4%		9.2%	9.7%
Operating margin(1)	(52.7)%	9.3%		(12.0)%	8.8%
Other (charges) gains, net
Restructuring	(5)	(27)	22	(56)	(84)	28
Asset impairments	(1,486)	(34)	(1,452)	(1,486)	(39)	(1,447)
Total Other (charges) gains, net	(1,491)	(61)	(1,430)	(1,542)	(123)	(1,419)
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of September 30, 2025	As of December 31, 2024
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,440	962

Short-term borrowings and current installments of long-term debt - third party and affiliates	1,199	1,501
Long-term debt, net of unamortized deferred financing costs	11,655	11,078
Total debt	12,854	12,579

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	(8)	(1)	2	(7)
Acetyl Chain	(4)	(8)	1	(11)
Total Company	(6)	(4)	1	(9)
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	(5)	(1)	1	(5)
Acetyl Chain	(4)	(6)	—	(10)
Total Company	(5)	(3)	1	(7)
Consolidated Results
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Net sales decreased $229 million, or 9%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•lower volume in our Engineered Materials and Acetyl Chain segments, primarily driven by weaker global economic conditions and decreased global demand; and
•lower pricing, primarily driven by our Acetyl Chain segment due to an environment with greater supply than demand, as well as our Engineered Materials segment due to competitive market dynamics;
partially offset by:
•a favorable currency impact from our Engineered Materials and Acetyl Chain segments, primarily resulting from a stronger euro relative to the U.S. dollar.
Operating profit decreased $1.5 billion, or 620%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•an unfavorable impact of $1.4 billion to Other (charges) gains, net, primarily in our Engineered Materials segment related to an impairment loss on goodwill of $1.1 billion and impairment losses on certain trade names, primarily Zytel® (see Note 5 - Goodwill and Intangible Assets, Net and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information); and
•lower Net sales across our segments.
Equity in net earnings (loss) of affiliates decreased $12 million, or 24%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•a decrease in earnings from our Ibn Sina strategic affiliate, primarily due to lower methyl tertiary-butyl ether ("MTBE") volume from weaker economic conditions, as well as lower MTBE pricing and higher feedstock costs.

Dividend income - equity investments increased $10 million, or 33%, for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•a change in the timing of dividend income from our strategic affiliates in China whereby dividends are received three times a year beginning in the second quarter instead of each quarter.
Our effective income tax rate for the three months ended September 30, 2025 was 1% compared to 34% for the same period in 2024, primarily due to a non-cash goodwill impairment loss of $1.1 billion in the Engineered Materials segment recorded during the three months ended September 30, 2025, which is not deductible for tax purposes. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net sales decreased $570 million, or 7%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•lower volume in our Engineered Materials and Acetyl Chain segments, primarily driven by weaker global economic conditions and decreased global demand; and
•lower pricing, primarily in our Acetyl Chain segment due to an environment with greater supply than demand and in our Engineered Materials segment due to competitive market dynamics and product mix;
partially offset by:
•a favorable currency impact, primarily resulting from a stronger euro relative to the U.S. dollar.
Operating profit decreased $1.6 billion, or 226%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•an unfavorable impact of $1.4 billion to Other (charges) gains, net, primarily in our Engineered Materials segment related to an impairment loss on goodwill of $1.1 billion and impairment losses on certain trade names, primarily Zytel® (see Note 5 - Goodwill and Intangible Assets, Net and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information); and
•lower Net sales across our segments;
partially offset by:
•lower spending of $92 million in Other Activities, primarily due to realization of synergy and cost savings during the nine months ended September 30, 2025, and information technology ("IT") integration costs which did not recur in the current period; and
•accelerated depreciation expense of $72 million in our Engineered Materials segment, during the nine months ended September 30, 2024, primarily related to the previously announced closure of our polymerization units in Uentrop, Germany and our facility in Mechelen, Belgium, which did not recur in the current period.
Equity in net earnings (loss) of affiliates decreased $67 million, or 43%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•a decrease in earnings from our Ibn Sina strategic affiliate, primarily as a result of lower MTBE volume arising from weaker economic conditions, as well as lower MTBE pricing and higher feedstock costs.
Dividend income - equity investments decreased $13 million, or 14%, for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•a change in the timing of dividend income from our strategic affiliates in China whereby dividends are received three times a year beginning in the second quarter instead of each quarter.
Our effective income tax rate for the nine months ended September 30, 2025 was 6% compared to 24% for the same period in 2024, primarily due to a non-cash goodwill impairment loss of $1.1 billion in the Engineered Materials segment recorded during the three months ended September 30, 2025, which is not deductible for tax purposes. The rate for the nine months ended September 30, 2025 was also favorably impacted by a deferred tax benefit related to the relocation of certain intangible assets among wholly owned foreign affiliates as part of the continued integration of global principal operations and a tax benefit related to the settlement of tax examinations with the German tax authorities for the tax years 2008 through 2012 during the three months ended June 30, 2025. These favorable impacts to the effective tax rate for the nine months ended September 30, 2025, compared to the same period in 2024, were partially offset by increases in valuation allowance on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period during the three months ended March 31, 2025. In addition, the effective income tax rate for the nine months ended September 30, 2024, included non-recurring tax effects related to internal debt restructuring transactions for the three months ended March 31, 2024. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Segments
Engineered Materials

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2025	2024			2025	2024
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,384	1,481	(97)	(6.5)%	4,113	4,326	(213)	(4.9)%
Net Sales Variance
Volume	(8)%				(5)%
Price	(1)%				(1)%
Currency	2%				1%
Other (charges) gains, net	(1,490)	(60)	(1,430)	(2,383.3)%	(1,521)	(114)	(1,407)	(1,234.2)%
Operating profit (loss)	(1,327)	100	(1,427)	(1,427.0)%	(1,069)	324	(1,393)	(429.9)%
Operating margin	(95.9)%	6.8%			(26.0)%	7.5%
Equity in net earnings (loss) of affiliates	33	44	(11)	(25.0)%	73	140	(67)	(47.9)%
Depreciation and amortization	118	127	(9)	(7.1)%	341	395	(54)	(13.7)%
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
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Net sales decreased for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•lower volume, primarily due to weaker global economic conditions; and
•lower pricing for most of our products, primarily due to competitive market dynamics;
partially offset by:
•a favorable currency impact, primarily resulting from a stronger euro relative to the U.S. dollar.

Operating profit decreased for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•an unfavorable impact of $1.4 billion to Other (charges) gains, net, primarily related to an impairment loss on goodwill of $1.1 billion and impairment losses on certain trade names, primarily Zytel® (see Note 5 - Goodwill and Intangible Assets, Net and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information); and
•lower Net sales.
Equity in net earnings (loss) of affiliates decreased for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•a decrease in earnings from our Ibn Sina strategic affiliate, primarily due to lower MTBE volume from weaker economic conditions, as well as lower MTBE pricing and higher feedstock costs.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net sales decreased for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•lower volume, primarily due to weaker global economic conditions; and
•lower pricing for most of our products, primarily due to competitive market dynamics and product mix;
partially offset by:
•a favorable currency impact, primarily resulting from a stronger euro relative to the U.S. dollar.
Operating profit decreased for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•an unfavorable impact of $1.4 billion to Other (charges) gains, net, primarily related to an impairment loss on goodwill of $1.1 billion and impairment losses on certain trade names, primarily Zytel® (see Note 5 - Goodwill and Intangible Assets, Net and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information); and
•lower Net sales;
partially offset by:
•accelerated depreciation expense of $72 million during the nine months ended September 30, 2024, primarily related to the previously announced closure of our polymerization units in Uentrop, Germany and our facility in Mechelen, Belgium, which did not recur in the current period.
Equity in net earnings (loss) of affiliates decreased for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•a decrease in earnings from our Ibn Sina strategic affiliate, primarily due to lower MTBE volume arising from weaker economic conditions, as well as lower MTBE pricing and higher feedstock costs.

Acetyl Chain

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2025	2024			2025	2024
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,061	1,190	(129)	(10.8)%	3,292	3,653	(361)	(9.9)%
Net Sales Variance
Volume	(4)%				(4)%
Price	(8)%				(6)%
Currency	1%				—%
Operating profit (loss)	135	238	(103)	(43.3)%	449	731	(282)	(38.6)%
Operating margin	12.7%	20.0%			13.6%	20.0%
Dividend income - equity investments	40	30	10	33.3%	81	94	(13)	(13.8)%
Depreciation and amortization	63	63	—	—%	188	181	7	3.9%
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
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Net sales decreased for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•lower pricing for our products globally, due to an environment with greater supply than demand during the three months ended September 30, 2025; and
•lower volume across the chain, primarily for acetate tow, due to decreased global demand and reduced seasonality;
partially offset by:
•a favorable currency impact, primarily resulting from a stronger euro relative to the U.S. dollar.
Operating profit decreased for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•lower Net sales.
Dividend income - equity investments increased for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•a change in the timing of dividend income from our strategic affiliates in China whereby dividends are received three times a year beginning in the second quarter instead of each quarter.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net sales decreased for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•lower pricing for our products globally, due to an environment with greater supply than demand during the nine months ended September 30, 2025; and
•lower volume across the chain, primarily for acetate tow and acid, due to decreased global demand and reduced seasonality.
Operating profit decreased for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•lower Net sales.
Dividend income - equity investments decreased for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•a change in the timing of dividend income from our strategic affiliates in China whereby dividends are received three times a year beginning in the second quarter instead of each quarter.
Other Activities

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2025	2024			2025	2024
	(unaudited)
	(In $ millions, except percentages)
Operating profit (loss)	(83)	(93)	10	10.8%	(259)	(356)	97	27.2%
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
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Operating loss decreased for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•lower spending of $20 million, primarily due to realization of synergy and cost savings actions incurred during the three months ended September 30, 2025;
partially offset by:
•an unfavorable currency impact.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Operating loss decreased for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to:
•lower spending of $92 million, primarily due to realization of synergy and cost savings actions during the nine months ended September 30, 2025, and IT integration costs which did not recur in the current period.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facilities. As of September 30, 2025, we have $1.75 billion available for borrowing under our senior U.S. Revolving Credit Facility (defined below) and $54 million available for borrowing under our separate China Revolving Credit Facilities (defined below), if required, to meet our working capital needs and other contractual obligations. In addition, we held cash and cash equivalents of $1.4 billion as of September 30, 2025. We are actively managing our business to maintain cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
On October 28, 2025, we announced the intended closure of our facility in Lanaken, Belgium to streamline our production costs across our global network. We intend to permanently cease all manufacturing operations during the second half of 2026. As a result of the intended closure, we expect to incur exit and shutdown costs, excluding employee termination costs, of approximately $70 million to $90 million, consisting primarily of accelerated depreciation on property, plant and equipment of approximately $55 million to $65 million and plant closure costs of approximately $15 million to $25 million. In addition, we expect to incur certain employee termination costs, which are subject to works council consultation. All costs resulting from the planned closure are expected to be incurred during fiscal years 2026 through 2028.
Also on October 28, 2025, we entered into a purchase and sale agreement with Element Solutions Inc to divest our Micromax® portfolio of products, for a purchase price of approximately $500 million in cash, subject to adjustments. The transaction is expected to close in the first quarter of 2026, subject to certain regulatory approvals and other customary closing conditions. For further information regarding the divestiture, see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.
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
We continue to focus our near-term capital expenditures on required maintenance projects and productivity improvements, as we continue to prioritize deleveraging and expect total capital expenditures to be approximately $300 million to $350 million in 2025. In Engineered Materials, at our Nanjing, China facility, our expansions of (1) the compounding plant construction was completed in the third quarter of 2025 and start-up is on schedule to meet demand and (2) the new liquid crystal polymer ("LCP") plant is in construction and on schedule for completion in the second half of 2026. At our Bishop, Texas facility, our debottleneck of the ultra-high molecular weight polyethylene ("UHMW-PE") unit has completed detailed engineering design though construction is delayed in line with expected demand growth. Our energy optimization productivity and greenhouse gas reduction project at our polyoxymethylene ("POM") unit in Frankfurt, Germany is delayed consistent with our capital reductions. In the Acetyl Chain, our planned expansion of our vinyl acetate ethylene ("VAE") emulsion plant in Frankfurt, Germany is in construction with start-up scheduled in the first quarter of 2026 to align with demand. We continue to see the investments made in recent years strengthen the growth and reliability, while lowering the carbon footprint, of our manufacturing network to best serve our customers.

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
Cash Flows
Cash and cash equivalents increased $478 million to $1.4 billion as of September 30, 2025 compared to December 31, 2024. As of September 30, 2025, $830 million of the $1.4 billion of cash and cash equivalents was held by our foreign subsidiaries. Under the Tax Cuts and Jobs Act, we incurred a prior year charge associated with the deemed repatriation of foreign earnings. These funds are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations.
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $422 million to $894 million for the nine months ended September 30, 2025 compared to net cash provided by operating activities of $472 million for the same period in 2024, primarily due to:
•favorable trade working capital of $576 million, primarily due to inventory reductions and the timing of collection of trade receivables and settlement of trade payables, during the nine months ended September 30, 2025;
partially offset by:
•a decrease in Net earnings, excluding the non-cash impacts of the impairment loss on goodwill of $1.1 billion and impairment losses on certain trade names, primarily Zytel® (see Note 5 - Goodwill and Intangible Assets, Net and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information).
•Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $97 million to $245 million for the nine months ended September 30, 2025 compared to net cash used in investing activities of $342 million for the same period in 2024, primarily due to:
•a decrease of $71 million in capital expenditures during the nine months ended September 30, 2025; and
•a decrease in other investing activities, primarily due to non-trade transactions with affiliates.
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities decreased $935 million to $189 million for the nine months ended September 30, 2025 compared to net cash used in financing activities of $1.1 billion for the same period in 2024, primarily due to:
•an increase in proceeds from long-term debt primarily due to the 2025 Offering (defined below) of $2.6 billion;
•a decrease in common stock dividends paid of $221 million during the nine months ended September 30, 2025; and

•an increase in net borrowings on short-term debt of $179 million, primarily due to an increase in net borrowings on our China Revolving Credit Facilities (defined below) and U.S. Revolving Credit Facility (defined below) of $84 million, and an increase in net borrowings under the China Working Capital Term Loan Agreement (defined below);
partially offset by:
•an increase in repayments of long-term debt, primarily due to the Tender Offers (defined below) of $1.1 billion, redemption of the 6.050% Senior Notes due March 15, 2025, partial repayment of $550 million of the March 2022 U.S. Term Loan Credit Agreement (defined below), and redemption of the 1.250% Senior Notes due February 11, 2025, offset by the $527 million payment at maturity of the 5.900% senior unsecured notes and $473 million payment at maturity of the 3.500% senior unsecured notes, during the nine months ended September 30, 2024.
Debt and Other Obligations
•Senior Credit Facilities
In March 2022, we entered into a term loan credit agreement (as amended to date, the "March 2022 U.S. Term Loan Credit Agreement"), pursuant to which lenders provided a tranche of delayed-draw term loans due 5 years from issuance in an amount equal to $1.0 billion (the "5-year Term Loans"). As of September 30, 2025, $330 million was outstanding under the March 2022 U.S. Term Loan Credit Agreement. $150 million of such outstanding amount was repaid on October 29, 2025, and $50 million was repaid on November 3, 2025.
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
In December 2023, Celanese (Nanjing) Chemical Co., Ltd. ("CNC") entered into a senior unsecured working capital loan agreement for CNY800 million, payable on December 25, 2026 and bearing interest at 2.8% (the "December 2023 CNC Three Year Working Capital Loan Agreement"). The loan under the December 2023 CNC Three Year Working Capital Loan Agreement was fully drawn during the three months ended March 31, 2024. On July 18, 2025, CNC entered into an agreement to amend the December 2023 CNC Three Year Working Capital Loan Agreement to adopt certain floating rates.
In June 2024, CNC entered into a senior unsecured working capital loan agreement for CNY800 million, payable in installments until June 2027 and bearing interest at 2.75% (the "June 2024 CNC Three Year Working Capital Loan Agreement"). CNY720 million of the June 2024 CNC Three Year Working Capital Loan Agreement was outstanding as of September 30, 2025. On July 18, 2025, CNC entered into an agreement to amend the June 2024 CNC Three Year Working Capital Loan Agreement to adopt certain floating rates.
In November 2024, we entered into a senior unsecured term loan credit agreement (the "November 2024 U.S. Term Loan Credit Agreement"), pursuant to which the lenders provided a delayed-draw term loan due 364 days from the date of borrowing in an amount up to $1.0 billion. Amounts outstanding under the November 2024 U.S. Term Loan Credit Agreement accrued interest at a rate equal to the Secured Overnight Financing Rate with an interest period of one or three months ("Term SOFR") plus a margin of 1.300% to 2.250% per annum, or the base rate plus a margin of 0.300% to 1.250%, in each case, based on our senior unsecured debt rating, subject to further changes based on such ratings. $500 million was drawn under the November 2024 U.S. Term Loan Credit Agreement during the three months ended March 31, 2025, and any remaining commitments thereunder terminated on March 15, 2025. $500 million of such drawn amount was repaid and the facility was terminated during the nine months ended September 30, 2025.

In December 2024, CNC entered into a senior unsecured working capital loan agreement for CNY1.0 billion, payable in installments until March 2028 and bearing interest at certain floating rates (the "December 2024 CNC Three Year Working Capital Loan Agreement"). CNY872 million of the December 2024 CNC Three Year Working Capital Loan Agreement was outstanding as of September 30, 2025.
On March 6, 2025, CNC entered into a senior unsecured working capital loan agreement for CNY750 million, payable in installments until March 2028 and bearing interest at certain floating rates (the "March 2025 CNC Three Year Working Capital Loan Agreement" together with the December 2024 CNC Three Year Working Capital Loan Agreement, the June 2024 CNC Three Year Working Capital Loan Agreement, the December 2023 CNC Three Year Working Capital Loan Agreement, the January 2023 CSIT One Year Working Capital Term Loan Agreement, and the CSIT Revolving Credit Agreement, the "China Credit Agreements"). CNY560 million of the March 2025 CNC Three Year Working Capital Loan Agreement was outstanding as of September 30, 2025. We expect that the China Credit Agreements will continue to facilitate its efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of its U.S. debt to China at a lower average interest rate.
On August 11, 2025, we entered into a new revolving credit agreement (the "U.S. Revolving Credit Agreement", and together with the November 2024 U.S. Term Loan Credit Agreement and March 2022 U.S. Term Loan Credit Agreement, the "U.S. Credit Agreements," and the U.S. Credit Agreements together with the China Credit Agreements, "Global Credit Agreements" ) consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2030, which replaced the existing U.S. revolving credit facility.
On February 16, 2024, November 1, 2024, February 17, 2025 and August 11, 2025, we amended certain covenants in certain of the U.S. Credit Agreements, including financial ratio maintenance covenants.
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
•Accounts Receivable Purchasing Facility
On June 13, 2025, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $1.2 billion and $1.5 billion of accounts receivable under this agreement for the nine months ended September 30, 2025 and year ended December 31, 2024, respectively, and collected $1.2 billion and $1.5 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $78 million were pledged by the SPE as collateral to the Purchasers as of September 30, 2025.
•Factoring and Discounting Agreements
We have factoring agreements in Europe, Japan, Singapore and China with financial institutions. We de-recognized $546 million and $700 million of accounts receivable under these factoring agreements for the nine months ended September 30, 2025 and year ended December 31, 2024, respectively, and collected $533 million and $640 million of accounts receivable sold under these factoring agreements during the same periods.
We have master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts, classified as accounts receivable. We received $53 million and $100 million from the accounts receivable transferred under the Master Discounting Agreements for the nine months ended September 30, 2025 and year ended December 31, 2024, respectively.
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
We are in compliance with the covenants in our material financing arrangements as of September 30, 2025.
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

Nine Months Ended September 30, 2025
(In $ millions)
(unaudited)
Net sales to third parties	1,314
Net sales to non-guarantor subsidiaries	414
Total net sales	1,728
Gross profit	31
Earnings (loss) from continuing operations	(825)
Net earnings (loss)	(830)
Net earnings (loss) attributable to the Obligor Group	(830)

	As of September 30, 2025	As of December 31, 2024
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	1,188	1,138
Other current assets	2,459	2,353
Total current assets	3,647	3,491
Goodwill	536	536
Other noncurrent assets	6,476	6,386
Total noncurrent assets	7,012	6,922
Current liabilities due to non-guarantor subsidiaries	8,193	5,258
Current liabilities due to affiliates	5	5
Other current liabilities	1,714	2,244
Total current liabilities	9,912	7,507
Noncurrent liabilities due to non-guarantor subsidiaries	1,772	3,371
Other noncurrent liabilities	11,933	11,232
Total noncurrent liabilities	13,705	14,603
Share Capital
As disclosed above, in November 2024, we announced our intent to reduce our quarterly dividend by approximately 95% beginning in the first quarter of 2025. On October 15, 2025, we declared a quarterly cash dividend of $0.03 per share on our Common Stock amounting to $3 million. The cash dividend will be paid on November 12, 2025 to holders of record as of October 28, 2025.
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
Tax Return Audits
Our tax returns have been under audit for the years 2013 through 2015 by the U.S., Netherlands and Germany (the "Authorities"). The Company and the Authorities were unable to reach an agreement jointly and therefore the audits continued on a separate jurisdictional basis. In the fourth quarter of 2022, we concluded settlement discussions with the Dutch tax authority. In the third quarter of 2024, we concluded settlement discussions with the German tax authority related to the German transfer pricing audit. We are engaged in continuing discussions with the U.S. tax authority on joint audit matters, as well as other separate matters, and are currently evaluating all additional potential remedies regarding the ongoing examinations.
In addition, our income tax returns in Mexico are under audit for the years 2018 through 2020, in Canada for the years 2016 through 2022, in the U.S. for the years 2016 through 2020, and in Germany for the years after 2012. In August 2023, we negotiated a partial settlement with the Mexico tax authorities for its audit for the year 2018. The partial settlement did not have a material impact on income tax expense in the consolidated statements of operations. We are in discussions with the Mexican tax authorities regarding the preliminary findings from the 2019 audit. In September 2023, the Canadian tax authorities opened tax audits for the years 2019 through 2022, and the audits are in the preliminary stages. We are in ongoing discussions regarding the audit findings with the Canadian tax authorities for the years 2016 through 2018 and do not expect a material impact to income tax expense resulting from the audit. The audit in the U.S. for the years 2016 through 2020 is in the data gathering phase. In the first quarter of 2025, we began settlement discussions with the German tax authorities on certain matters related to the German audit for the years after 2007, and in the second quarter of 2025, we concluded settlement discussions with the German tax authorities for the years 2008 through 2012. The associated tax effects from the settlement discussions are included in income tax expense in the consolidated statements of operations for the nine months ended September 30, 2025. The Company will record the impacts of any additional audit settlements as they are concluded but currently does not expect additional material impacts to the consolidated statements of operations.
As of September 30, 2025, we believe that an adequate provision for income taxes has been made for all open tax years related to the examinations by governmental authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the governmental authorities are resolved in a manner inconsistent with our expectations or we are unsuccessful in defending our positions, we could be required to adjust our provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Environment
During the three months ended September 30, 2025, we continued to experience demand challenges in key end-markets like automotive, paints, coatings, and construction due to the tepid global macroeconomic conditions. We anticipate impacts to demand from western hemisphere seasonality and greater than usual year-end destocking in the fourth quarter of 2025. We will continue to closely monitor the impact of, and response to, tariffs and other geopolitical effects on demand conditions. We remain committed to identifying and implementing actions to improve long-term growth and value creation.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2025, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any Common Stock during the three months ended September 30, 2025. As of September 30, 2025, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008, with approximately $1.1 billion value of shares remaining that may be purchased under the program. See Note 10 - Shareholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(c) Trading Plans
During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans or "non-Rule 10b5-1 trading arrangements" as defined in Item 408 of Regulation S-K.

Item 6. Exhibits(1)

Exhibit Number
Description

3.1	Restated Certificate of Incorporation of Celanese Corporation, effective May 15, 2025 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).

3.2	Amended and Restated By-laws of Celanese Corporation, effective May 15, 2025 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).

10.1†
Credit Agreement, dated as of August 11, 2025, by and among Celanese Corporation, Celanese US Holdings LLC, certain subsidiaries of Celanese US Holdings LLC from time to time party thereto as borrowers, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, a Swing Line Lender and an L/C Issuer and other Swing Line Lenders and L/C Issuers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 11, 2025).

10.2†
Sixth Amendment to Credit Agreement, dated as of August 11, 2025, by and among Celanese Corporation, Celanese US Holdings LLC, the subsidiary guarantors party thereto, each lender party thereto, and Bank of America, N.A., as Administrative Agent, amending that certain Term Loan Agreement dated as of March 18, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 11, 2025).

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
President, Chief Executive Officer
and Director

	Date:	November 7, 2025

By:	/s/ CHUCK B. KYRISH
Chuck B. Kyrish
Senior Vice President and
Chief Financial Officer

	Date:	November 7, 2025