Form 10-K
period 2025-12-31
Celanese Corp
filed 2026-02-24
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2025
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
(972) 443-4000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	CE	New York Stock Exchange
4.777% Senior Notes due 2026	CE /26A	New York Stock Exchange
2.125% Senior Notes due 2027	CE /27	New York Stock Exchange
0.625% Senior Notes due 2028	CE /28	New York Stock Exchange
5.337% Senior Notes due 2029	CE /29A	New York Stock Exchange
5.000% Senior Notes due 2031	CE /31	New York Stock Exchange
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
Large accelerated Filer   ☑ Accelerated filer   ☐ Non-accelerated filer   ☐ Smaller reporting company   ☐ Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2025 (the last business day of the registrants' most recently completed second fiscal quarter) was $6,048,316,998.
The number of outstanding shares of the registrant's common stock, $0.0001 par value, as of February 20, 2026 was 109,571,972.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's Definitive Proxy Statement relating to the 2026 annual meeting of shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

CELANESE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2025

Special Note Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K ("Annual Report") or in other materials we have filed or will file with the Securities and Exchange Commission ("SEC"), and incorporated herein by reference, are forward-looking in nature as defined in Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "plan," "may," "can," "could," "might," "will" and similar expressions identify forward-looking statements, including statements that relate to such matters as deleveraging efforts; cash requirements and uses of available cash; financing plans and financial condition; future revenues and financial performance; global and regional economic, political, business and regulatory conditions; legal proceedings; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets, integration and expected synergies of acquired businesses; expectations, strategies, and plans for individual assets and products, business segments, as well as for the whole Company; planned and expected capacity changes and utilization rates; environmental matters; anticipated capital spending; sources of raw materials and exposure to, and effects of hedging of raw material and energy costs and foreign currencies; interest rate fluctuations; dividend policy; planned construction or operation of facilities; and pension expenses and funding.
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
Headquartered in Irving, Texas, our operations are primarily located in North America, Europe and Asia and consist of 51 global production facilities and an additional 20 strategic affiliate production facilities. As of December 31, 2025, we employed 11,434 people worldwide.
Business Segment Overview
We operate principally through two business segments: Engineered Materials and the Acetyl Chain. See Business Segments in this Item 1. Business and Note 21 - Segment Information and Note 22 - Revenue Recognition in the accompanying consolidated financial statements for further information.

Business Segments
Engineered Materials

Products	Major End-Use Applications
•Ethylene acrylic elastomers ("EAE")
•Ethylene vinyl acetate ("EVA") pharmaceutical grade copolymers
•Liquid crystal polymers ("LCP")
•Long-fiber reinforced thermoplastics ("LFRT")
•Nylon compounds or formulations
•Polyoxymethylene ("POM")
•Polypropylene compounds or formulations
•Thermoplastic elastomers ("TPE")
•Thermoplastic polyesters
•Thermoplastic vulcanizates ("TPV")
•Ultra-high molecular weight polyethylene ("UHMW-PE")
•Appliances •Automotive •Construction •Consumer apparel •Consumer electronics •Electrical •Energy storage •Filtration equipment •Industrial •Medical •Telecommunications
•Overview
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
Engineered Materials is a project-based business where growth is driven by increasing new project commercializations from the pipeline. Our project pipeline model leverages competitive advantages that include our global assets and resources, marketplace presence, broad materials portfolio and differentiated capabilities. Our global assets and resources are represented by our operations, including polymerization, compounding, research and development, and customer technology centers in all regions of the world, including Brazil, Canada, China, Germany, India, Italy, Japan, Luxembourg, Mexico, Singapore, South Korea, Switzerland, Taiwan, the United Kingdom and the U.S., along with sites associated with our 17 strategic affiliates in China, Germany, Japan, Luxembourg, the Netherlands, Saudi Arabia, South Korea, United Kingdom and the U.S.
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
•Key Products
Elastomers. Vamac® EAE, our elastomer brand, is primarily used in variety of demanding automotive applications, including electric and hybrid vehicle components. These materials can be formulated to provide excellent resistance to extreme temperatures and fluids.
VitalDose®. Our EVA copolymers, sold under the VitalDose® trademark, are an enabling technology used for controlled-release drugs, medical implants and combination devices, including drug-eluting implants, reliable controlled-release performance in subcutaneous and surgical implants, intravitreal and extraocular devices.
LCP. Vectra® and Zenite®, our LCP brands, are primarily used in electrical and electronics applications for precision parts with thin walls and complex shapes and applications requiring heat dissipation. They are also used in high heat cookware applications.
LFRT. Celstran®, our LFRT products, impart extra strength and stiffness, making them more suitable for larger parts than conventional thermoplastics. These products are used in automotive, transportation and industrial applications, such as instrument panels, consoles and front end modules. LFRTs meet a wide range of end-user requirements and are excellent candidates for metal replacement where they provide the required structural integrity with significant weight reduction, corrosion resistance and the potential to lower manufacturing costs.
Nylon. Our nylon products include Celanyl® (PA6, PA6.6), FRIANYL® (flame retardant PA6, PA66, PPA compounds), ECOMID® (recycled polyamide), Zytel® (PA, PA6, PA66, PA610, PA612), Zytel® high temperature nylons, (PPA) and Zytel® long-chain polyamides and are used in automotive, appliances, electrical, medical, industrial and consumer applications due to their mechanical properties, dimensional stability, high impact resistance, resistance to organic solvents, high wear and fatigue resistance even at high temperatures, and easy processing and molding.
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
National Methanol Company, our 25%-owned strategic affiliate, produces methanol which is a key feedstock for POM production. Its production facilities are located in Saudi Arabia. For further discussion, see Strategic Affiliates in this Item 1. Business.
The primary raw material for POM is formaldehyde, which is manufactured in-house from methanol. Raw materials are sourced from internal production and from third parties, generally through long-term contracts.
Polypropylene. Our polypropylene products include Polifor® and Tecnoprene® and are primarily used in automotive, appliances, electrical and consumer applications due to their high impact and fatigue resistance, exceptional rigidity at high temperatures and an ability to withstand chemical agents.
TPE. Sofprene® T, Laprene® and Hytrel®, our TPE brands, are primarily used in automotive, construction, appliances and consumer applications due to their ability to combine the advantages of both flexible and plastic materials. These materials are selected for their ability to stretch and return to their near original shape creating a longer life and better physical range than other materials.

Polyesters. Our products include a series of thermoplastic polyesters including Celanex® Polybutylene terephthalate ("PBT"), Crastin® PBT and Thermx® polycyclohexylene-dimethylene terephthalate ("PCT"), as well as Rynite® polyethylene terephthalate ("PET"), a polyester resin. These products are used in a wide variety of automotive, electrical, medical, industrial and consumer applications, including ignition system parts, radiator grilles, electrical switches, medical devices, insulation, photovoltaic panels, critical energy components, appliance and sensor housings, light emitting diodes and technical fibers.
TPV. SantopreneTM and GeolastTM, our TPV trademarks, are chemically cross-linked, high-performance materials which leverage a unique combination of engineering thermoplastic and elastomer properties. These products are used in automotive, future mobility, infrastructure, medical and sustainability applications.
UHMW-PE. GUR®, our UHMW-PE trademark, is a highly engineered thermoplastic designed for a variety of industrial, consumer and medical applications. Primary applications for the material include lead acid battery separators, heavy machine components, lithium ion separator membranes, and noise and vibration dampening tapes. Several specialty grades are also produced for applications in high performance filtration equipment, thermoplastic and elastomeric additives, as well as medical implants.
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
•Acetic acid
•Acetic anhydride
•Acetate flake
•Acetate tow
•Butyl acetate
•Emulsion polymers
•Ethyl acetate
•Ethylene vinyl acetate ("EVA") resins and compounds
•Formaldehyde
•Redispersible powders ("RDP")
•Vinyl acetate monomer ("VAM")

•Adhesives
•Automotive parts
•Coatings
•Consumer goods
•External thermal insulation composite systems
•Films
•Filtration
•Flexible packaging
•Food and beverage
•Food packaging
•Inks
•Lamination products
•Lubricants
•Paints
•Paper finishing
•Pharmaceuticals
•Plasticizers
•Plasters and renders
•Solvents
•Textiles
•Tiling

_____________________________
(1)Our globally-integrated value chain positions us to provide solutions with carbon capture content across all products in the Acetyl Chain as well as other methanol derived products like acetal copolymers, including POM.

•Overview
The Acetyl Chain segment, which includes the integrated chain of acetyl products, acetate tow business, emulsion polymers, EVA polymers and redispersible powders, is active in every major global industrial sector and serves diverse consumer end-use applications. The Acetyl Chain operates as an integrated business with the breadth and flexibility to sell solutions across the segment and across global geographies utilizing various feedstocks. These solutions include traditional vinyl-based end uses, such as paints and coatings and adhesives, as well as other unique, high-value end uses including flexible packaging, thermal laminations, wire and cable, and compounds.
Our acetyl products produce and supply acetic acid, acetic anhydride and acetate esters and VAM. These products are generally used as starting materials for colorants, paints, adhesives, coatings and pharmaceuticals. Our acetyl chain business also produces organic solvents and intermediates for pharmaceutical, agricultural and chemical products.
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
Our EVA polymers business is a leading North American manufacturer of a full range of specialty EVA resins and compounds, as well as select grades of low-density polyethylene resins. Sold under the Ateva® brand, these products are used in many applications, including flexible packaging films, lamination film products, hot melt adhesives, automotive parts and carpeting.
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
•Key Products
Acetyl Products. Acetyl products include acetic acid, acetic anhydride, acetate esters and VAM. Acetic acid is primarily used to manufacture VAM, purified terephthalic acid and other acetyl derivatives. VAM is used in a variety of adhesives, paints, films, coatings and textiles. Acetic anhydride is a raw material used in the production of cellulose acetate, detergents and pharmaceuticals. Acetate esters are used in solvents for ink formulations, surface coatings, adhesives and pharmaceutical industries. We manufacture acetic acid, VAM and acetic anhydride for our own use in producing downstream, value-added products, as well as for sale to third parties.

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
We have carbon capture and utilization ("CCU") operations at our Clear Lake site as part of our Fairway joint venture. The unit is capable of capturing CO2 industrial emissions and producing low-carbon methanol which would help our global customers meet the growing demand for more sustainable and circular solutions. The products were launched in 2025 under the ECO-CC name and are supported through mass balance tracking and life cycle assessment processes.
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
Emulsion Polymers. Our emulsion polymers business produces conventional vinyl- and acrylate-based emulsions and vinyl acetate ethylene ("VAE") emulsions. VAE emulsions are a key component of water-based architectural coatings, adhesives, non-wovens, textiles, glass fiber and other applications. In addition, VAE emulsions enable low volatile organic compound paints, specifically in interior paints.
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
•Customers
Our acetyl chain business sells its products both directly to customers and through distributors. Acetic acid, acetate esters, acetic anhydride and VAM are global businesses, and we generally supply our customers under a mix of short- and long-term agreements. Acetic acid, VAM and acetic anhydride customers produce intermediate chemicals and polymers used in water-based paints, adhesives, paper coatings, polyesters, film modifiers, pharmaceuticals, cellulose acetate and textiles. We have long-standing relationships with most of these customers. Solvents and derivatives are sold to a diverse group of regional and multinational customers under multi-year contracts and on the basis of long-standing relationships. Solvents and derivatives customers are primarily engaged in the production of paints, coatings and adhesives. We manufacture formaldehyde for our own use as well as for sale to a few regional customers.
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
Our strategic affiliates contribute substantial earnings and cash flows to us. During the year ended December 31, 2025, our equity method strategic affiliates generated combined sales of $1.9 billion, resulting in $78 million of equity in net earnings of affiliates and $95 million of dividends.

Our strategic affiliates as of December 31, 2025 are as follows:

	Location of Headquarters	Ownership	Partner(s)	Year Entered
Equity Investments
Engineered Materials
National Methanol Company	Saudi Arabia	25%	Saudi Basic Industries Corporation (50%); Duke Energy Arabian Ltd. (25%)	1981
Nutrinova Netherlands B.V.	Netherlands	30%	Mitsui & Co., Ltd. (70%)	2023
Korea Engineering Plastics Co., Ltd.	South Korea	50%	Mitsubishi Gas Chemical Company, Inc. (40%); Mitsubishi Corporation (10%)	1999
Fortron Industries, LLC	U.S.	50%	Kureha America Inc. (50%)	1992
Toray Celanese Co., Ltd.	Japan	50%	Toray (50%)	2022
DuBay Polymer GmbH	Germany	50%	Lanxess AG (50%)	2022
Mylar Specialty Films UK Limited	United Kingdom	50%	Teijin Limited (50%)	2022
Mylar Specialty Films Netherlands B.V.	Netherlands	50%	Teijin Limited (50%)	2022
Mylar Specialty Films Luxembourg S.A.	Luxembourg	50%	Teijin Limited (50%)	2022
Mylar Specialty Films U.S. Limited Partnership	U.S.	50%	Teijin Limited (50%)	2022
Mylar Specialty Films Incorporated	U.S.	50%	Teijin Limited (50%)	2022

Consolidated Investments
Engineered Materials
Mylar Specialty Films China Limited	China	51%	Teijin Limited (49%)	2022
Mylar Hongji Films Ningbo Co., Ltd.	China	26%	Teijin Limited (73.99%)	2022
Mylar Hongji Films Foshan Co. Ltd.	China	26%	Teijin Limited (73.99%)	2022
Celanese Filaments-Americas, LLC	U.S.	70%	Xingda (30%)	2022
Celanese Filaments-Europe B.V.	Netherlands	70%	Xingda (30%)	2022
Celanese Xingda Filaments Co., Ltd.	China	70%	Xingda (30%)	2022
Acetyl Chain
Fairway Methanol LLC	U.S.	50%	Mitsui & Co., Ltd. (50%)	2014

Equity Investments Without Readily Determinable Fair Value
Acetyl Chain
Kunming Cellulose Fibers Company, Limited	China	30%	China National Tobacco Corporation (70%)	1993
Nantong Cellulose Fibers Company, Limited	China	31%	China National Tobacco Corporation (69%)	1986
Zhuhai Cellulose Fibers Company, Limited	China	30%	China National Tobacco Corporation (70%)	1993
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

Korea Engineering Plastics Co., Ltd. Korea Engineering Plastics Co., Ltd. ("KEPCO") is a leading producer of POM in South Korea. KEPCO has polyacetal production facilities in Ulsan, South Korea, compounding facilities for PBT and nylon in Pyongtaek, South Korea.
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
Acetyl Chain strategic ventures. Our Acetyl Chain ventures generally fund their operations using operating cash flow and pay dividends based on each ventures' performance in the preceding year. In 2025, 2024 and 2023, we received cash dividends of $121 million, $127 million and $125 million, respectively.
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

As of December 31, 2025
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
Trademarks. Amcel®, AOPlus®, Ateva®, Avicor®, Celanese®, Celanex®, Celanyl®, Celcon®, Celstran®, Celvolit®, Clarifoil®, Crastin®, Dur-O-Set®, Dytron®, ECOMID®, EcoVAE®, Elotex®, Factor®, Flexbond®, Forprene®, FRIANYL®, Fortron®, Geolast®, GHR®, GUR®, Hostaform®, Hytrel®, Laprene®, Melinex®, MetaLX®, Mowilith®, MT®, Mylar®, NILAMID®, Nylfor®, OmniLon®, Pibifor®, Pibiter®, Polifor®, Resyn®, Rynite®, Santoprene®, SlideX®, Sofprene®, Sofpur®, Talcoprene®, Tarnoform®, Tecnoprene®, TufCOR®, Tynex®, Vamac®, VAntage®, Vectra®, Vinac®, Vinamul®, VitalDose®, Zenite®, Zytel® and certain other branded products and services named in this document are registered or reserved trademarks or service marks owned or licensed by Celanese. The foregoing is not intended to be an exhaustive or comprehensive list of all registered or reserved trademarks and service marks owned or licensed by Celanese. Fortron® is a registered trademark of Fortron Industries LLC. Hostaform® is a registered trademark of Hoechst GmbH. Mowilith® and NILAMID® are registered trademarks of Celanese in most European countries.
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
We expect to incur approximately $20 million to $50 million in capital expenditures for environmental control measures in each of 2026 and 2027.
Climate Change
The nature of our operations is energy and fossil fuel intensive. We have therefore invested in capital projects and other operational expenditures to increase energy efficiency, improve reliability, recover and reuse waste heat, and increase our purchase of renewable energy as well as more sustainable raw materials. These include a combined heat and power unit at our Bishop, Texas facility, a waste-to-energy system in Nanjing, China, use of solar energy at our Clear Lake, Texas facility designed for use by us and our onsite industrial partners, and a carbon dioxide capture and conversion to methanol project at our Clear Lake, Texas facility.
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
With the fourth quarter of 2025 publication of our 2024-2025 Sustainability Report, we have reported updated gross Scope 1 and Scope 2 greenhouse gas ("GHG") emissions for 2021, 2022, 2023, and 2024 using The Greenhouse Gas Protocol, A Corporate Accounting and Reporting Standard, as a guide. Updated 2025 emissions figures were not available at the time of this Form 10-K filing. We have announced a Scope 1 and 2 GHG emissions reduction target described in our 2024-2025 Sustainability Report, obtained limited external assurance on our 2021-2024 environmental metrics, and are working to better understand where we can further reduce our GHG emissions sources.
For information on the risks we face related to climate change and other sustainability matters as well as, potential legislative and regulatory developments in this area that may increase our operating costs, potentially significantly, please see the risk factors in Item 1A. Risk Factors titled "We are subject to financial, regulatory, physical and transition risks associated with climate change or other sustainability matters as well as potential legislation, regulation and international accords to address climate change and other sustainability matters," "Changes in environmental, health and safety regulations in the jurisdictions where we manufacture or sell our products could lead to a decrease in demand for or significant restrictions on use and/or production of our products and raw materials" and "Our aspirations and initiatives related to sustainability, and our public statements and disclosures regarding them, expose us to risks." Climate-related regulatory risks are assessed as a part of our Enterprise Risk Management process. However, due to the level of uncertainty regarding what legislative or regulatory requirements may be enacted, it is not possible for us to estimate the impact of climate-related developments on our results of operations or financial condition.
Human Capital Resources
Workforce Composition
Our business is operated by a global workforce with employees in the following key geographies:

Employees as of December 31, 2025
North America
U.S.	3,763
Other North America	800
Total	4,563
Europe
Germany	1,641
Other Europe	2,182
Total	3,823
Asia
China	1,890
Other Asia	1,038
Total	2,928
Rest of World	120
Total	11,434
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
Stewardship: Health, Safety and Environmental
We prioritize not just occupational health and safety for employees, contractors, and visitors, but also broad stewardship addressing process safety, fire, and environmental events that may affect our operations or communities. Our core principles commit us to safeguarding our workforce, environment, and the communities where we operate.
We employ a combination of leading and lagging indicators to evaluate the Stewardship performance of our operations. For occupational health and safety, lagging indicators such as Total Recordable Incident Rate (TRIR) and Lost Time Incident Rate (LTIR) are calculated based on the number of incidents per 200,000 work hours for both employees and contractors. In process safety, we adhere to industry standards, utilizing API RP 754 Tier 1 and Tier 2 events to monitor incident count, rate, and severity. Our criteria for tracking environmental releases include consideration of community impact and mandatory notifications to regulatory authorities outside of routine communications. For fire-related events, we focus on identifying adverse operational impacts to support continuous improvement and the implementation of additional safeguards. Examples of stewardship leading indicators include reporting and resolution of near miss events and high potential events, losses of primary containment releases and challenges to process safety systems.
For the year ended December 31, 2025, we had a TRIR of 0.10 and an LTIR of 0.03. These rates continue to be among the top of world-class safety performance as compared to our industry peers. We remain committed to the value we have established for safety.
In 2025, we recorded 10 Tier 1 and Tier 2 process safety incidents, 3 Tier 1 and Tier 2 environmental incidents, and 3 fire incidents. Additional loss of containment events and safety system challenges are tracked as Tier 3 indicators. By expanding our tracking of these indicators, we can identify and address emerging issues. We focused on improving hazard identification and risk assessment, integrating these beyond process safety. Efforts continue to strengthen stewardship management systems and foster a culture where all employees understand their responsibilities—ensuring everyone returns home safely each day.

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
Item 1A.  Risk Factors
The following risks could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock or outstanding senior notes could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Additionally, the disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Refer also to the other information set forth in this Form 10-K, including in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and notes thereto.
Risks Related to Business and Industry Conditions
We are exposed to general economic, political and regulatory conditions and risks in the countries in which we have operations and customers.
We operate globally and have customers in many countries. Our major facilities are primarily located in North America, Europe and Asia, and we hold interests in affiliates that operate in the United States ("U.S."), Germany, China, Japan, South Korea and Saudi Arabia. Our principal customers are similarly global in scope and the prices of our most significant products are typically regional or world index prices. Consequently, our business and financial results are affected, directly and indirectly, by world economic conditions, including demand declines, declines in consumer and business confidence, fluctuating commodity prices and interest rates, cost inflation, instability in credit markets, volatile exchange rates and other challenges such as the changing regulatory environment.
Our operations are also subject to global political conditions, which may be subject to heightened uncertainty. For example, any future changes to laws or regulations, withdrawal or renegotiation of treaties or trade agreements, failure to reach agreement over trade matters, or the imposition of new or increased tariffs, including, but not limited to, anti-dumping and countervailing duties, on our products or raw materials, or more aggressive prosecution of trade disputes with countries like China, may increase costs or reduce profitability, or adversely affect our ability to operate our business and execute our growth strategy. In addition, it may be more difficult for us to enforce agreements, collect receivables, receive dividends and repatriate earnings through foreign legal systems. In certain foreign jurisdictions our operations are subject to nationalization and expropriation risk and some of our contractual relationships within these jurisdictions are subject to cancellation without full compensation for loss. Furthermore, in certain cases where we benefit from local government subsidies or other undertakings, such benefits are subject to the solvency of local government entities and are subject to termination without meaningful recourse or remedies.
We have invested significant resources in China and other Asian countries. This region's growth may not be as anticipated, or trade flows could be negatively impacted, and we may fail to realize the anticipated benefits associated with our investment there and, consequently, our financial results may be adversely impacted.
In addition, we have significant operations and financial relationships based in Europe. Historically, sales originating in Europe have accounted for approximately one-third of our net sales annually, and accounted for approximately 35% of our Net sales in 2025. Adverse conditions in the European economy are expected to continue to negatively impact our overall financial results and liquidity due to reduced economic growth, trade disruptions, decreased end-use customer demand or other factors.
From time to time, we provide guidance regarding our expected financial performance, which may take the foregoing and other factors into account. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate. If our guidance varies from actual results, the market value of our common stock could decline significantly.
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
Like many companies, in recent years, we have experienced significant supply disruptions and increased costs of inputs. These trends have impacted, and may in the future impact, our operating costs. We have previously undertaken efforts to offset these costs through pricing actions, alternative supply arrangements, and hedging strategies, however, these have not eliminated all exposure to inflationary pressure. We cannot always successfully pass increased costs to customers, and even where we are successful, increased prices have led to and could lead to reduced demand for our products or could result in competitive disadvantages.
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

•The general level of business, economic and industry activity; and
•The direct or indirect effect of governmental regulation (including the impact of government regulation relating to duties (e.g., tariffs) or other trade barriers, power usage, climate change or regulation of production and transport of certain chemicals).
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
A disruption in production at one or more of our manufacturing facilities, or those of our suppliers, could have a material adverse effect on our business. Disruptions or interruptions of operations could occur for many reasons, including fire, flood, hurricanes, natural disasters, severe weather, unplanned maintenance or other manufacturing problems, public health crises, disease, geopolitical events, strikes or other labor unrest, transportation interruption, government regulation, political unrest or terrorism, accidents, interruptions in sources of raw materials, cybersecurity incidents, the direct or indirect consequences of acts of war or conflict (such as the Russia-Ukraine conflict or conflicts in the Middle East), other catastrophic events, or other unforeseen events or delays in construction or operation of facilities. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance.
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
We may continue to experience difficulties and delays achieving the intended benefits from acquiring the M&M Business.
In November 2022, we completed the acquisition of the Mobility & Materials business ("M&M Business") of DuPont de Nemours, Inc. (the "M&M Acquisition"). Since closing, we have actively worked, and continue to actively work, to integrate the M&M Business and its systems into our own and improve the performance of the M&M Business. The benefits of the M&M Acquisition, including the anticipated financial benefits and the synergies and growth opportunities, may not be realized as expected or may not be achieved within the anticipated timeframe, or at all.

If the potential financial and other benefits and synergies of the M&M Business going forward do not materialize then our business, financial performance and operating results could be adversely affected.
We have recognized goodwill and indefinite-lived intangible asset impairment losses and may be required to recognize goodwill and indefinite-lived intangible asset impairment losses in the future.
As of December 31, 2025, the Company has $4.2 billion of goodwill and $1.2 billion of indefinite-lived intangible assets recorded on its balance sheet. We test goodwill and indefinite-lived intangibles for impairment at least annually and more frequently if the Company believes indicators of impairment exist. The valuation models used to determine the fair value of goodwill or indefinite-lived intangible assets are dependent upon various assumptions and reflect management's best estimates.
The goodwill and indefinite-lived intangible asset impairment analyses are sensitive to changes in key assumptions used, such as discount rate, revenue growth rate, tax rate, cash flow projections and terminal value rate. Such key assumptions may be adversely impacted by significant negative industry or economic trends and forecasts, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant change or planned changes in use of our assets, changes in the structure of our business, divestitures, or further decline to market capitalization. Changes in market conditions or key assumptions made in future quantitative tests could negatively impact the results of future impairment testing for any of the Company's reporting units and could result in the recognition of an impairment loss. Because of the significance of our goodwill and indefinite-lived intangible assets, any future impairment of these assets could require material noncash impairment losses, which also could be material to our statements of operations.
During the year ended December 31, 2025, we recognized a noncash goodwill impairment loss of $1.1 billion in our Engineered Materials segment. In addition, we recognized noncash impairment losses of $346 million for the year ended December 31, 2025 related to certain trade names, primarily Zytel®, included in the Engineered Materials segment. See Note 9 - Goodwill and Intangible Assets, Net in the accompanying consolidated financial statements for further information.
There can be no assurance that future events or conditions may not result in additional impairment losses in our engineered materials reporting unit or impairment losses to any of our other reporting units' goodwill or to any of our indefinite-lived intangible or long-lived assets.
Failure to develop new products, product applications, and production technologies may harm our competitive position.
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
Our products provide important performance attributes to our customers' products. In the event that one of our products fails to perform in a manner consistent with applicable quality specifications, customers have previously sought and a customer could in the future seek replacement of the product or damages for costs incurred as a result of the product failing to perform as specified. A successful claim or series of claims against us could have a material adverse effect on our reputation, financial condition and results of operations and could result in a loss of one or more key customers.
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

These operating and other risks have previously caused and could in the future cause personal injury, property damage, third-party damages and environmental contamination, and may result in the shutdown of affected facilities and the imposition of civil or criminal penalties. The occurrence of any of these events may disrupt production and have a negative effect on the productivity and profitability of a particular manufacturing facility, our operating results and cash flows.
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

We may incur significant charges or experience other significant risks and uncertainties in the event we close or divest all or part of a manufacturing plant or facility or engage in other divestitures.
We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close or divest all or part of a manufacturing plant or facility. We also have shared services agreements at several of our plants and if such agreements are terminated or revised, we would assess and potentially adjust our manufacturing operations. The intended closure of our facility in Lanaken, Belgium is expected to result in charges, including employee termination costs, of $140 million through 2027. The closure or divestiture of all or part of a manufacturing plant or facility could result in future charges that could be significant. In addition, as part of our deleveraging efforts, we may engage in opportunistic dispositions or monetization of product or business lines or other assets, such as our completed divestiture of the Micromax® business. Such actions involve significant risks and uncertainties that could adversely affect our business, results of operations and financial condition. These include, among others, the inability to find potential buyers on favorable terms, disruption to our business and/or diversion of management attention from other business concerns, loss of key employees, renegotiation or termination of key business relationships, retention of certain liabilities related to the divested business or other assets and indemnification or other post-closing claims. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
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
We currently participate in a number of joint ventures and may enter into additional joint ventures in the future. Our joint ventures require us to work cooperatively with unaffiliated third parties. Differences in views among joint venture participants may result in delayed decisions or failure to agree on major decisions. In addition, our partners may be unable or unwilling to meet their economic or other obligations to the joint ventures, which could negatively impact them. If these risks cause the joint ventures to fail to achieve their desired operating performance, our results of operations could be adversely affected.
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
We have been and will continue to be subject to advanced and persistent threats in the areas of information and operational technology security and fraud. We rely on information and operational technology systems, including tools that utilize artificial intelligence, to conduct our business. We seek to prevent unauthorized access, maintain the confidentiality and the integrity of our information and operational technology systems and strive to detect and investigate any cybersecurity incidents that may occur, however in some cases we might be unaware of a particular incident or its magnitude and effects. We may face increased information technology security, continuity and fraud risks due in part to our business efforts to digitize certain operations at our manufacturing sites to increase efficiencies and to our continued reliance on many employees working remotely part of the time, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Many tools and resources we use integrate or will integrate some form of artificial intelligence, which has the potential to result in bias, miscalculations, data errors, intellectual property infringement and other unintended consequences. Artificial intelligence technologies may also be used by adversaries to enable new or augment existing attack techniques, tactics and protocols. In addition, we may be exposed to unauthorized access or operational interruptions to our information or operational technology systems through undetected vulnerabilities in our service providers' information systems or software. These risks may be heightened as a result of our ongoing efforts to integrate the M&M Business's technology environment with our own. It may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full, and reliable information about the incident to our customers, partners, regulators, and the public.
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
The declaration, payment, and amount of any dividends, and/or the decision to purchase common stock under our share repurchase programs, are subject to the sole discretion of our Board of Directors and, in the context of our capital allocation strategy, will depend upon many factors, including our financial condition, operating results, cash flows, relevant prospects, our capital requirements and access to capital markets, covenants associated with certain of our debt obligations, legal requirements, and other factors that our Board of Directors may deem relevant, and there can be no assurances that we will continue to pay a dividend or repurchase shares of our common stock in the future. In furtherance of our deleveraging efforts, we have paused our share repurchase program and are in the process of evaluating additional cash generation or conservation opportunities. As part of this process, we reduced our quarterly dividend by approximately 95% beginning in the first quarter of 2025. We plan to continue to evaluate our dividend policy, taking into account our ability to return to a balanced capital allocation strategy. Any further reduction or elimination of our dividends could adversely affect the price of our common stock.
Our increasing reliance on artificial intelligence ("AI") technologies in our products, services, and operations presents risks that could adversely impact our business, financial condition, and results of operations.
We are increasingly incorporating AI capabilities into the development of technologies and our business operations, and into our products and services, including, for example, our Chemille platform. AI technology is complex and rapidly evolving, and may subject us to significant competitive, reputational, cybersecurity, legal, regulatory, operational and other risks. If our products and services incorporating AI fail to operate as anticipated or as well as competing offerings or otherwise do not meet customer needs, our business and reputation may be adversely impacted. Our use of AI may introduce operational vulnerabilities by producing inaccurate outcomes or suggestions. Incorporating AI also gives rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed or uniform.
Our efforts to develop and use AI responsibly, may not successfully mitigate all associated risks. Any failure to address concerns relating to the responsible use of AI technology may cause harm to our reputation or financial liability and, as such, may increase our costs to address or mitigate such risks and issues.
Regulatory, Legal, Environmental and Tax Risks
Failure to comply with applicable laws or regulations and/or changes in applicable laws or regulations may adversely affect our business and financial results as a whole.
We are subject to extensive international, national, state, local and other laws and regulations. Failure to comply with these laws, including antitrust, anticorruption and sanctions laws, rules, regulations or court decisions, could expose us to fines, penalties and other costs. Although we have implemented policies, procedures and employee training designed to promote compliance with these laws, rules, regulations and court decisions, there can be no assurance that our employees and business partners and other third parties acting on our behalf will comply with these laws, rules, regulations and court decisions, which could result in fines, penalties and costs and damage to our business reputation. For example, in July 2020 we settled a European Commission competition law investigation involving certain of our subsidiaries and three other companies related to certain past ethylene purchases. Shell Chemicals Europe, certain Repsol entities represented by Stichting Ethylene Claims ("Stichting"), TotalEnergies, OMV, Borealis, LyondellBasell, and more recently, Stichting, on behalf of Versalis entities, have each filed separate claims for damages with the District Court of Amsterdam against four companies, including Celanese, arising from those activities. Preliminary hearings have been held in certain of these matters. With respect to the Stichting Repsol claims, a ruling on the initial phase, which phase is related to liability and not monetary damages, could be received in the first quarter of 2026, but we do not expect that such ruling would include a damages award or conclude the matter. BASF, Dow, ExxonMobil, BP, MOL Group and Braskem have filed similar claims against Celanese in the Court of Munich, Germany, and Dow filed a second claim against Celanese and others in the Court of Dortmund, Germany. In sum, 11 new claims were filed against Celanese and other ethylene purchasers in 2025 and early 2026, and we anticipate that new or existing claimants may assert additional claims or seek additional damages associated with the 2020 European Commission settlement. We expect additional hearings will take place and briefings will be filed in 2026. See Note 19 - Commitments and Contingencies in the accompanying consolidated financial statements for further information.
Moreover, changes in laws or regulations, including the more aggressive enforcement of such laws and regulations, such as unexpected changes in regulatory requirements (including trade compliance requirements), or changes in reporting requirements of the U.S., Canadian, Mexican, German, EU or Asian governmental agencies, could increase the cost of doing business in these regions or delay or restrict our collection of accounts receivable. In addition, enforcement of environmental or other governmental policy may result in plant shut downs or significantly decreased production, such as in China on high pollution days. Any of these types of conditions, including the failure to obtain or maintain operating permits for our business, may have an effect on our business and financial results as a whole and may result in volatile current and future prices for our products and raw materials. See Note 19 - Commitments and Contingencies in the accompanying consolidated financial statements for further information.
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
New or revised governmental regulations, independent studies or consumer or societal perceptions relating to the effect of our products on health, safety or the environment may affect demand for our products and the cost of producing our products. In addition, products we produce, including VAM, formaldehyde, polymers derived from formaldehyde and acetaldehyde, may be classified and labeled in a manner that would adversely affect demand for such products. For example, in 2019 the EPA designated formaldehyde as a high-priority substance under the Toxic Substances Control Act ("TSCA") and the substance is currently undergoing a multi-step review process. In December 2024, the EPA issued its final risk evaluation of certain uses of formaldehyde under the TSCA. In December 2025, the EPA released an Updated Draft Risk Calculation Memorandum for Formaldehyde for public comment. EPA anticipates that it will develop a draft risk management plan that is expected to be released by early summer 2026 for public comment.
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
Greenhouse gas ("GHG") emissions have become the subject of significant international, national, regional, state and local attention. For example, the EPA, SEC, and European Commission have promulgated or proposed extensive rules concerning reporting of GHG emissions. The European Commission has also embarked on the European Green Deal initiative with the goal of making the EU carbon neutral by 2050, including an interim goal of 90% reduction by 2040, which is leading to additional statutory and regulatory requirements. In addition, regulation of greenhouse gas also could occur pursuant to future treaty obligations, statutory or regulatory changes or new climate change legislation intended to reduce or mitigate the effects of GHG emissions. Compliance with such legislation, regulation and accords and the associated potential cost is complicated by the fact that various countries and regions are following different approaches and standards to the regulation of climate change.
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
Physical impacts that could be associated with climate change, such as increased frequency and severity of fires, droughts, hurricanes, floods and other weather events and impacts on sea levels, as well as other catastrophic events, may also impact our facilities and operations and those of our key suppliers. A number of our sites are located in areas that are exposed to weather events and changing sea levels (such as the Texas Gulf Coast) and that have been impacted by hurricanes and other weather events in the past as described elsewhere in these risk factors. To the extent climate change exacerbates these threats, our operations and supply chains could experience increased levels of disruptions and added costs.
In addition, increased social, legislative and regulatory focus on climate change and other sustainability matters as well as customer demand for responsibly manufactured products could lead to changes in the behavior of our customers or their end-customers, and could result in reduced customer demand for products made from materials that are perceived to be significant contributors to greenhouse gas emissions and global climate change. We may fail to accurately react to these trends and refine our product offerings through innovation, or we may not be able to fully address these concerns through changes in manufacturing methods or use of more sustainable materials and processes, which could result in reduced demand for our products.
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
Our aspirations and initiatives related to sustainability, and our public statements and disclosures regarding them, expose us to risks.
We have developed and publicized, and expect to continue to establish, goals, targets, aspirations, and other objectives related to sustainability matters. These include a GHG intensity reduction target and other environmental targets. Such statements reflect our current plans at the time they are made, and do not constitute a guarantee that they will be achieved. Our ability to track and meet these goals depends on future innovations and technology and the availability of accurate reporting methods. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, aspirations and objectives could expose us to operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, or objective is and will be subject to numerous factors and conditions, many of which are outside of our control, such as evolving regulatory or quasi-regulatory sustainability standards, the ability of suppliers to meet our sustainability and other standards, differing requirements and the pace of changes in technology.
We may face scrutiny from the investment community, other stakeholders, regulators, and the media related to our sustainability activities, including the goals, targets, aspirations and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet regulator, investor or other stakeholder expectations and standards, which continue to evolve and may be conflicting, our reputation, ability to attract or retain employees, and attractiveness as an investment, business partner, or as an acquirer could be negatively impacted, or we could become the target of litigation, investigations or other proceedings initiated by government authorities or private actors, which could in turn adversely impact our business and results of operations. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets, aspirations and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines that we announce, or at all, could have the same negative impacts, as well as expose us to government enforcement actions and private litigation. Even if we achieve the goals, targets, aspirations and objectives we set, we may not realize all of the benefits expected at the time they were established.
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
For example, the Organization of Economic Cooperation and Development (the "OECD"), which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting initiatives, which focus on a number of issues, including (i) the shifting of profits among affiliated entities located in different tax jurisdictions and (ii) a global minimum tax of at least 15% of adjusted financial statement income, applied on a country-by-country basis, applicable to multinational groups with annual revenue of EUR750 million or more. The adoption of such changes is contingent upon the independent actions of participating countries to enact implementing domestic legislation. Countries where we do business, including several EU member states, have either implemented, or are in the process of implementing, the 15% global minimum tax into domestic legislation. Consistent with a joint statement from the United States and G7 countries that was issued in June 2025, on January 5, 2026, the OECD released a "side-by-side" safe harbor from the global minimum tax rules that, if enacted into local law in the relevant jurisdiction, would establish a new side‑by‑side safe harbor under which U.S.‑parented groups may, for fiscal years starting in 2026, elect to be exempt from certain elements of the global minimum tax, particularly the "income inclusion rule" and the "undertaxed profits rule." The effect of this "side-by-side" safe harbor will ultimately depend on whether, when and how individual jurisdictions implement the "side-by-side" safe harbor into domestic law, and there is significant uncertainty regarding scope, timing and consistency of such implementation.
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
Our tax returns have been under audit for the years 2013 through 2015 by the United States, the Netherlands and Germany. In September 2021, we received a draft joint audit report proposing adjustments to transfer pricing and the reallocation of income between the related jurisdictions. The relevant tax authorities also proposed to apply these adjustments to open tax years through 2019. We were unable to reach an agreement with the relevant tax authorities and therefore these audits continued on a separate jurisdictional basis. During the three months ended December 31, 2022, we concluded settlement discussions with the Dutch tax authority, and during the three months ended September 30, 2024, we concluded settlement discussions with the German tax authority related to the German transfer pricing audit. We engaged in continuing discussions with the tax authority in the United States, and we are currently evaluating all additional potential remedies regarding the ongoing examination.
In addition, we are under examination in certain jurisdictions for other matters for various years, including Mexico, Canada, the United States, China, South Korea and Germany.
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
Risks Related to Our Indebtedness
Our indebtedness and interest expense, could adversely affect us, our business flexibility, our ability to raise additional capital to fund our operations or refinance our existing indebtedness when it matures, our credit ratings (which may in turn increase our interest expense), and our ability to react to changes in the economy or the chemicals industry.
See Note 11 - Debt in the accompanying consolidated financial statements for further information about our indebtedness. See Note 12 - Benefit Obligations, Note 13 - Environmental and Note 19 - Commitments and Contingencies in the accompanying consolidated financial statements for further information about our other obligations.
As of December 31, 2025, our total debt was $12.6 billion. Despite our level of indebtedness, we expect to continue to have the ability to borrow additional debt though there is no guarantee we will be able to borrow on the same terms as our existing indebtedness. There may be circumstances in which required payments of principal and/or interest on our debt could adversely affect our cash flows, our operating results or our ability to return capital to our shareholders. We have allocated, and intend to continue to allocate, capital to repay and reduce our outstanding debt using cash from operations and proceeds from asset sales or dispositions in cases where we are able to do so on favorable terms. Our ability to reduce our level of indebtedness over time in line with our strategic goals depends on a number of factors including our business performance, macroeconomic and industry conditions, commercial and financing market conditions, and other factors described in these risk factors, and our inability to achieve these objectives could delay or alter our deleveraging plan, or could negatively impact the trading prices of our securities or our credit ratings. In furtherance of our deleveraging efforts, we have completed our planned divestiture of the Micromax® business, executed a number of transactions to manage our debt maturity profile, paused our share repurchase program and are in the process of evaluating additional cash generation or conservation opportunities. As part of this process, we reduced our quarterly dividend by approximately 95% beginning in the first quarter of 2025.
Our higher level of indebtedness and other liabilities could have other important consequences, including:
•Increasing our vulnerability to general economic and industry conditions, including exacerbating the impact of any adverse business conditions that could impact our ability to repay amounts due under or refinance on favorable terms existing senior credit agreements (the "Credit Agreements") or the indentures (the "Indentures") governing our outstanding senior unsecured notes (collectively, the "Senior Notes");
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
•Exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest or increase their interest rates in the event of credit rating downgrades;
•Exposing us to the risk of changes in currency exchange rates as certain of our borrowings are denominated in foreign currencies;
•Adversely affecting our future credit ratings, which could increase our borrowing costs, liquidity and access to capital markets; and
•Limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes.
We remain in compliance with the covenants in our material financing arrangements as of December 31, 2025.
Due to scheduled step downs of the required consolidated leverage ratio under our U.S. revolving credit facility (the "U.S. Revolving Credit Facility") taking effect beginning in the first quarter of 2026, we believe we may be unable to comply with the consolidated leverage ratio in its current form within the twelve-month period subsequent to the date of this filing unless we are able to implement sufficient mitigation strategies. Such strategies include, but are not limited to, amending the outstanding U.S. Revolving Credit Facility consistent with prior similar amendments we have obtained over the past several years, obtaining a waiver of the default, replacing the U.S. Revolving Credit Facility with a new revolving credit facility, consummating additional divestiture opportunities, and/or reducing operating costs. Implementation of such strategies may increase our borrowing costs under existing material financing arrangements. If we are not able to implement sufficient mitigating strategies and are therefore not able to comply with the consolidated leverage ratio, the lenders under the U.S. Revolving Credit Facility could elect to terminate the facility. As of the date of this filing, the U.S. Revolving Credit Facility has no outstanding borrowings.
We may not be able to generate sufficient cash, through normal operations, productivity and cost reduction initiatives, or otherwise, to service our indebtedness and may be forced to take other actions to satisfy obligations under our indebtedness, which may not be successful.
We have undertaken and are continuing to undertake initiatives in all of our business segments to improve productivity and performance and to generate cost savings to support our deleveraging efforts. These initiatives, which may be limited or offset by, among other things, contractual obligations, may not be completed or beneficial or the estimated cost savings from such activities may not be realized.
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
The Credit Agreements, the Indentures and the Receivables Purchase Agreement governing our receivables securitization facility each contain various covenants that limit our ability to engage in specified types of transactions. The Credit Agreements require the maintenance of certain financial ratios and contain other covenants including, but not limited to, restrictions on our and certain of our subsidiaries' ability to incur additional debt; incur liens securing debt; increase dividends, repurchase our Common Stock or make other restricted payments; merge or consolidate with any other person; and sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Issuer's assets or the assets of certain subsidiaries. The Indentures contain covenants including, but not limited to, restrictions on our and certain of our subsidiaries' ability to incur liens securing debt; merge or consolidate with any other person; and sell, assign, transfer, lease, leaseback, convey or otherwise dispose of certain or all or substantially all of the Issuer's assets or the assets of certain subsidiaries.

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
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our securities. These credit ratings may not reflect the potential impact of risks relating to our securities. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating. We have in the past been subject to ratings downgrades, and we cannot be assured that we will be able to maintain our current credit ratings, and any additional actual or anticipated negative changes or downgrades in our credit ratings or ratings outlook or watch, including any announcement that our ratings are under review for a downgrade, could further increase our corporate borrowing costs and affect the market value of our securities and may have a negative impact on our liquidity, capital position and access to capital markets.
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

In addition, we rely on our senior management team specifically, therefore our future success depends in part on our ability to retain those members of senior management and to identify and develop talent to succeed senior management. The hiring and retention of key personnel and appropriate senior management succession planning will continue to be important to the successful implementation of our strategies. To help attract, retain, and motivate qualified employees, we use share-based awards and performance-based cash incentive awards. Sustained declines in our stock price or lower stock price performance relative to our competitors have reduced the retention value of our share-based awards, which can impact the competitiveness of our compensation. To the extent our compensation programs are not viewed as competitive, our ability to attract, retain, and motivate employees can be weakened, which could harm our results of operations.
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
As of December 31, 2025, we had 11,434 employees globally. Approximately 14% of our 3,763 U.S.-based employees are unionized. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other employment rights than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor agreements. Most of our employees in Europe are represented by workers councils and/or unions that must approve any changes in terms and conditions of employment, including potentially salaries and benefits. They may also impede efforts to restructure our workforce. Although we believe we have a good working relationship with our employees globally and their legal representatives, a strike, work stoppage, or slowdown by our employees, including in connection with renegotiation of labor contracts from time to time, could occur, resulting in a disruption of our operations or higher ongoing labor costs.
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
Governance and Oversight
Primary responsibility for assessing and managing risks from cybersecurity threats resides with our management team, including a Chief Information Officer who has approximately 30 years of information technology experience including leadership roles at multiple large, global and/or publicly-traded companies, and a Chief Information Security Officer who has over 30 years of experience in cybersecurity with large international publicly-traded companies and who holds a Certified Information Systems Security Professional (CISSP) certification. These individuals, together with others on their teams, are informed about the monitoring, prevention, detection, mitigation, and remediation of cybersecurity incidents through their management of and participation in the cybersecurity risk management policies, processes and operations discussed above. They regularly report to and consult with the executive leadership team on such matters.
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
Additional Information
For additional information on the risks we face related to cyber and information security threats, please see the risk factors in Item 1A. Risk Factors titled "Production at our manufacturing facilities, or at our suppliers', could be disrupted for a variety of reasons, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers' demands" on page 17 and "We are subject to information or operational technology cybersecurity threats that could materially affect our business" on page 21.
Item 2.  Properties
Description of Property
Our corporate headquarters is located in Irving, Texas and we also have administrative offices in Asturias, Spain; Budapest, Hungary; Hyderabad, India; Mexico City, Mexico; Meyrin, Switzerland; Nanjing, China; Shanghai, China; and Sulzbach, Germany. We own or lease numerous production and manufacturing facilities throughout the world. We also own or lease other properties, including office buildings, warehouses, pipelines, research and development facilities and sales offices. We continuously review and evaluate our facilities as a part of our strategy to optimize our business portfolio. The following table sets forth our principal production and other facilities throughout the world as of December 31, 2025. These facilities are well-maintained, in good operating condition, are suitable and adequate for their use and have sufficient capacity for our current needs and expected near-term growth.

	Engineered Materials(1)		Acetyl Chain(1)		Corporate
	Leased	Owned	Leased	Owned	Leased	Owned
Geographic Region
North America	8	9	1	7	2	—
Europe and Africa	4	5	1	4	3	1
Asia-Pacific	3	8	3	—	3	—
South America	1	—	—	—	—	—
Total	16	22	5	11	8	1
______________________________
(1)Certain geographic locations may contain sites used by multiple segments.
We have also entered into strategic ventures with partners in various locations around the world. See Item 1. Business for a discussion of our investments in affiliates and their respective site locations.
Item 3.  Legal Proceedings
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust and competition, intellectual property, personal injury, toxic tort, public nuisance, and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of current and legacy shareholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 13 - Environmental and Note 19 - Commitments and Contingencies in the accompanying consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. See Item 1A. Risk Factors for certain risk factors relating to these legal proceedings.
Item 4.  Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
The names, ages and biographies of our executive officers as of February 24, 2026 are as follows:

Name	Age	Position
Scott A. Richardson	49	President, Chief Executive Officer and Director
Chuck B. Kyrish	54	Senior Vice President and Chief Financial Officer
Mark C. Murray	55	Senior Vice President, Acetyls
Todd Elliott	60	Senior Vice President, Engineered Materials
Ashley B. Duffie	51	Senior Vice President and General Counsel
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
Ashley B. Duffie has served as Celanese's Senior Vice President and General Counsel since November 2023 and from July 2025 to February 2026, she has served as interim Chief Human Resources Officer in addition to her role as Senior Vice President and General Counsel. She had previously served as Vice President and Chief Procurement Officer since June 2020, where she was responsible for leading the Company's strategy and execution of materials and supply procurement as well as managing supplier relationships. Prior to that role, she has held legal and business leadership positions with Celanese including President and General Counsel of Asia Pacific and China (January 2019 to June 2020), Chief Administrative Officer and General Counsel of Asia Pacific and China (June 2018 to January 2019), Vice President of the Integration Management Office (June 2017 to June 2018) and Chief Compliance Officer (2013 to 2017). She joined Celanese in 2007 as Associate General Counsel, and previously practiced at the law firm of Haynes and Boone, LLP specializing in environmental law, internal corporate investigations, and litigation. She holds a law degree from Vermont Law School and a Bachelor of Business Administration from Southern Methodist University.

PART II
Item 5.  Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, par value $0.0001 per share ("Common Stock"), has traded on the New York Stock Exchange under the symbol "CE" since January 21, 2005.
Holders
As of February 20, 2026, there were 126 holders of record of our Common Stock. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Dividend Policy
The amount available to us to pay our current and anticipated regular quarterly cash dividends is not currently restricted by our existing senior credit facilities and our indentures governing our senior unsecured notes. Also, the general corporation law of the State of Delaware imposes restrictions on the payment of dividends by all Delaware corporations that do not currently limit our ability to pay our current and anticipated regular cash dividends. See Note 14 - Shareholders' Equity in the accompanying consolidated financial statements for further information.
Celanese Purchases of its Equity Securities
We did not repurchase any Common Stock during the three months ended December 31, 2025. As of December 31, 2025, our Board of Directors has authorized the repurchase of $6.9 billion of our Common Stock since February 2008, with $1.1 billion value of shares remaining that may be purchased under the program. See Note 14 - Shareholders' Equity in the accompanying consolidated financial statements for further information.

Performance Graph
The following performance graph compares the cumulative total return on Celanese Corporation Common Stock from December 31, 2020 through December 31, 2025 to that of the Standard & Poor's ("S&P") 500 Stock Index and the Dow Jones U.S. Chemicals Index. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of all dividends. The performance graph assumes an investment of $100 on December 31, 2020. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.
Comparison of Cumulative Total Return

Company Name/ Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Celanese	100.00	131.71	81.97	127.61	57.97	35.50
S&P 500 Index	100.00	128.68	105.36	133.03	166.28	195.98
Dow Jones U.S. Chemicals Index	100.00	123.54	112.10	122.59	118.84	115.89
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
•our level of indebtedness and our financial condition, each of which could diminish our ability to raise additional capital to fund operations, reduce our business and strategic flexibility, increase our interest expense, limit the success of our deleveraging efforts, and impact changes to our credit ratings, which could increase our interest expense in the event of additional downgrades;
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
•additional impairment of goodwill or intangible assets;
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
•compliance and other costs and potential disruption or interruption of production or operations due to accidents, interruptions in sources of raw materials, transportation, logistics or supply chain disruptions, cybersecurity incidents, AI-related vulnerabilities, terrorism or political unrest, public health crises, or other unforeseen events or delays in construction or operation of facilities, including as a result of geopolitical conditions, the direct or indirect consequences of acts of war or conflict (such as the Russia-Ukraine conflict or conflicts in the Middle East) or terrorist incidents or as a result of fire, flood, hurricanes, other severe weather, natural disasters, other catastrophic events or other crises;
•the ability to obtain governmental approvals and to construct facilities on terms and schedules acceptable to us;
•changes in applicable tariffs, duties, treaties and trade agreements, tax rates or legislation throughout the world including, but not limited to, anti-dumping and countervailing duties, adjustments, changes in estimates or interpretations or the resolution of tax examinations or audits that may impact recorded or future tax impacts and potential regulatory and legislative tax developments in the United States ("U.S.") and other jurisdictions;
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

Results of Operations
Financial Highlights

	Year Ended December 31,
	2025	2024	Change
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	9,544	10,268	(724)
Gross profit	1,952	2,336	(384)
Selling, general and administrative ("SG&A") expenses	(899)	(1,033)	134
Other (charges) gains, net	(1,581)	(1,744)	163
Gain (loss) on disposition of businesses and assets, net	(5)	(14)	9
Operating profit (loss)	(786)	(720)	(66)
Equity in net earnings (loss) of affiliates	127	196	(69)
Non-operating pension and other postretirement employee benefit (expense) income	55	(20)	75
Interest expense	(701)	(676)	(25)
Refinancing expense	(68)	—	(68)
Interest income	24	33	(9)
Dividend income - equity investments	122	128	(6)
Earnings (loss) from continuing operations before tax	(1,220)	(1,019)	(201)
Earnings (loss) from continuing operations	(1,130)	(1,526)	396
Earnings (loss) from discontinued operations	(21)	(8)	(13)
Net earnings (loss)	(1,151)	(1,534)	383
Net earnings (loss) attributable to Celanese Corporation	(1,165)	(1,542)	377
Other Data
Depreciation and amortization	760	801	(41)
SG&A expenses as a percentage of Net sales	9.4%	10.1%
Operating margin(1)	(8.2)%	(7.0)%
Other (charges) gains, net
Restructuring	(68)	(107)	39
Asset impairment losses	(1,513)	(1,639)	126
Plant/office closures	—	2	(2)
Total Other (charges) gains, net	(1,581)	(1,744)	163
_____________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of December 31,
	2025	2024
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,263	962

Short-term borrowings and current installments of long-term debt - third party and affiliates	1,204	1,501
Long-term debt, net of unamortized deferred financing costs	11,394	11,078
Total	12,598	12,579

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

	Volume	Price	Currency	Total
	(In percentages)
Engineered Materials	(4)	(1)	1	(4)
Acetyl Chain	(6)	(6)	1	(11)
Total Company	(4)	(4)	1	(7)
Consolidated Results
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Net sales decreased $724 million, or 7%, for the year ended December 31, 2025 compared to the same period in 2024 primarily due to:
•lower volume in our Engineered Materials and Acetyl Chain segments, primarily driven by weaker global economic conditions and decreased global demand; and
•lower pricing in our Acetyl Chain segment, primarily due to an environment with greater supply than demand, as well as our Engineered Materials segment, primarily due to competitive market dynamics, and product mix;
partially offset by:
•a favorable currency impact, primarily resulting from a stronger euro relative to the U.S. dollar.
Operating loss increased $66 million, or 9%, for the year ended December 31, 2025 compared to the same period in 2024 primarily due to:
•lower Net sales across our segments;
partially offset by:
•a favorable impact of $172 million to Other (charges) gains, net in our Engineered Materials segment, primarily due to a decrease in goodwill and certain trade names impairment losses and decreased severance costs (see Note 9 - Goodwill and Intangible Assets, Net and Note 24 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information);
•lower raw material costs in our Engineered Materials and Acetyl Chain segments;
•lower spending of $195 million, primarily as a result of the realization of synergy and cost savings actions in our Engineered Materials and Other Activities segments during the year ended December 31, 2025; and
•a decrease of accelerated depreciation expense of $56 million during the year ended December 31, 2025, primarily due to a decrease of $67 million in our Engineered Materials segment, related to the 2024 closures of our polymerization units in Uentrop, Germany and our facility in Mechelen, Belgium, partially offset by an increase in accelerated depreciation of $11 million in our Acetyl Chain segment related to the intended closure of our facility in Lanaken, Belgium (see Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information).

Non-operating pension and other postretirement employee benefit income increased for the year ended December 31, 2025 compared to the same period in 2024 primarily due to:
•a decrease in the actuarial loss of $82 million primarily due to higher than expected asset returns, partially offset by unfavorable plan experience and a decrease in the weighted average discount rate (see Note 12 - Benefit Obligations in the accompanying consolidated financial statements for further information).
Our effective income tax rate for the year ended December 31, 2025 was 7.4% compared to (49.8)% for the year ended 2024. The change in the effective income tax rate for the year ended December 31, 2025 compared to the same period in 2024 was primarily due to:
•current year impacts of a non-deductible goodwill impairment loss, recognition of a valuation allowance on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carryforward period, the further integrated global principal operations and the relocation of certain intangible assets among wholly-owned foreign affiliates and the settlement of tax examinations with German tax authorities; and
•prior year impacts of a non-deductible goodwill impairment loss and recognition of a valuation allowance against certain local country, non-U.S. tax credit carryforwards due to reduced forecasts of earnings in future periods and capital gains tax arising from an internal integration-related restructuring of our acquired China operations to optimize our debt profile.
See Note 15 - Income Taxes in the accompanying consolidated financial statements for further information.
Discussion of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 and for the year ended December 31, 2023 compared to the year ended December 31, 2022, can be found in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Reports for the years ended December 31, 2024 and December 31, 2023, respectively.
Business Segments
Engineered Materials

	Year Ended December 31,			%
	2025	2024	Change	Change
	(In $ millions, except percentages)
Net sales	5,390	5,595	(205)	(3.7)%
Net Sales Variance
Volume	(4)%
Price	(1)%
Currency	1%
Other (charges) gains, net	(1,552)	(1,724)	172	10.0%
Operating profit (loss)	(958)	(1,197)	239	20.0%
Operating margin	(17.8)%	(21.4)%
Equity in net earnings (loss) of affiliates	105	172	(67)	(39.0)%
Depreciation and amortization	447	510	(63)	(12.4)%
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Net sales decreased for the year ended December 31, 2025 compared to the same period in 2024 primarily due to:
•lower volume, primarily due to weaker global economic conditions; and
•lower pricing for most of our products, primarily due to competitive market dynamics, and product mix;
partially offset by:
•a favorable currency impact, primarily resulting from a stronger euro relative to the U.S. dollar.

Operating loss decreased for the year ended December 31, 2025 compared to the same period in 2024 primarily due to:
•a favorable impact of $172 million to Other (charges) gains, net, primarily related to a decrease in goodwill and certain trade names impairment losses and decreased severance costs (see Note 9 - Goodwill and Intangible Assets, Net and Note 24 - Other (Charges) Gains, Net in the accompanying consolidated financial statements for further information);
•lower raw material costs and favorable raw materials mix;
•lower spending of $98 million, primarily as a result of the realization of synergy and cost savings actions during the year ended December 31, 2025; and
•a decrease of accelerated depreciation expense of $67 million for the year ended December 31, 2025, primarily related to the 2024 closures of our polymerization units in Uentrop, Germany and our facility in Mechelen, Belgium;
partially offset by:
•lower Net sales.
Equity in net earnings (loss) of affiliates decreased for the year ended December 31, 2025 compared to the same period in 2024 primarily due to:
•a decrease in earnings from our Ibn Sina strategic affiliate, primarily due to lower methyl tertiary-butyl ether ("MTBE") volume arising from weaker economic conditions, as well as lower MTBE pricing and higher feedstock costs.
Acetyl Chain

	Year Ended December 31,			%
	2025	2024	Change	Change
	(In $ millions, except percentages)
Net sales	4,232	4,763	(531)	(11.1)%
Net Sales Variance
Volume	(6)%
Price	(6)%
Currency	1%
Operating profit (loss)	539	946	(407)	(43.0)%
Operating margin	12.7%	19.9%
Dividend income - equity investments	121	127	(6)	(4.7)%
Depreciation and amortization	263	244	19	7.8%
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Net sales decreased for the year ended December 31, 2025 compared to the same period in 2024 primarily due to:
•lower pricing for most of our products globally, due to an environment with greater supply than demand; and
•lower volume across the chain, primarily for acetate tow, due to decreased global demand;
partially offset by:
•a favorable currency impact, primarily resulting from a stronger euro relative to the U.S. dollar.
Operating profit decreased for the year ended December 31, 2025 compared to the same period in 2024 primarily due to:
•lower Net sales; and

•an increase of accelerated depreciation expense of $11 million for the year ended December 31, 2025, related to the intended closure of our facility in Lanaken, Belgium (see Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information);
partially offset by:
•lower raw material and sourcing costs driven by productivity initiatives.
Other Activities

	Year Ended December 31,			%
	2025	2024	Change	Change
	(In $ millions, except percentages)
Operating profit (loss)	(367)	(469)	102	21.7%
Non-operating pension and other postretirement employee benefit (expense) income	52	(28)	80	285.7%
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Operating loss decreased for the year ended December 31, 2025 compared to the same period in 2024 primarily due to:
•lower spending of $97 million, primarily due to realization of synergy and cost savings actions during the year ended December 31, 2025.
Non-operating pension and other postretirement employee benefit income increased for the year ended December 31, 2025 compared to the same period in 2024 primarily due to:
•a decrease in the actuarial loss of $82 million, primarily due to higher than expected asset returns, partially offset by unfavorable plan experience and a decrease in the weighted average discount rate (see Note 12 - Benefit Obligations in the accompanying consolidated financial statements for further information).
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facilities. As of December 31, 2025, we have $1.75 billion available for borrowing under our senior U.S. Revolving Credit Facility (defined below) and $50 million available for borrowing under our separate China Revolving Credit Facilities (defined below), if required, to meet our working capital needs and other contractual obligations (see Covenants section below for further information). In addition, we held cash and cash equivalents of $1.3 billion as of December 31, 2025. We are actively managing our business to maintain cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
On February 2, 2026, we completed the sale of the Micromax® business to Element Solutions Inc for a purchase price of $492 million, subject to customary transaction adjustments. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
On October 28, 2025, we announced the intended closure of our facility in Lanaken, Belgium to streamline our production costs across our global network. We intend to permanently cease all manufacturing operations during the second half of 2026. We expect to incur additional exit and shutdown costs related to the closure of the facility of $140 million, including employee termination costs, through 2027. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
In February 2024, we announced the intended closure of our facility in Mechelen, Belgium to optimize production costs across our global network. This operation is included in the Engineered Materials segment. We fully ceased operations as of December 31, 2024. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.

In October 2023, we announced the intended closure of our PA66 and certain High-Performance Nylon ("HPN") polymerization units at our facility in Uentrop, Germany to optimize production costs across our global network. We fully ceased operation of PA66 polymerization unit and certain HPN polymerization units during the year ended December 31, 2024. See Note 4 - Acquisitions, Dispositions and Plant Closures in the accompanying consolidated financial statements for further information.
Our incurrence of debt to finance the purchase price for the M&M Acquisition increased our leverage and our ratio of indebtedness to consolidated EBITDA as set forth in our senior unsecured credit facilities. We believe that cash flows from our operations, together with synergy opportunities from the M&M Acquisition and cost reduction initiatives, will support our deleveraging efforts over the next few years. However, we expect the weakened demand environment, as discussed below, to continue to adversely impact our cash generation in the near-term. In furtherance of our deleveraging efforts, we have paused our share repurchase program and are in the process of evaluating additional cash generation or conservation opportunities. As part of this process we reduced our quarterly dividend by approximately 95% beginning in the first quarter of 2025. We will continue to evaluate our dividend policy, taking into account our ability to return to a balanced capital allocation strategy. Our deleveraging efforts may also include, in addition to the sale of the Micromax® business described above, other opportunistic dispositions or monetization of other product or business lines or other assets.
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
Total capital expenditures were $343 million for the year ended December 31, 2025. We continue to focus our near-term capital expenditures on required maintenance projects and productivity improvements, as we continue to prioritize deleveraging and expect total capital expenditures to be approximately $300 million to $350 million in 2026. In Engineered Materials, at our Nanjing, China facility, our expansions of (1) the compounding plant was completed and began production activities during the three months ended December 31, 2025 and (2) the new liquid crystal polymer ("LCP") plant is in construction and on schedule for completion in the second half of 2026. Our energy optimization productivity and greenhouse gas reduction project at our polyoxymethylene ("POM") unit in Frankfurt, Germany is progressing on an extended schedule that aligns with our strategy for capital spending. In the Acetyl Chain, our planned expansion of our vinyl acetate ethylene ("VAE") emulsion plant in Frankfurt, Germany is in construction with start-up scheduled in the first half of 2026 to align with demand. We continue to see the investments made in recent years strengthen the growth and reliability, while lowering the carbon footprint, of our manufacturing network to best serve our customers.
We did not repurchase any Common Stock during the year ended December 31, 2025.
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
Cash Flows
Cash and cash equivalents increased $301 million to $1.3 billion as of December 31, 2025 compared to December 31, 2024. As of December 31, 2025, $828 million of the $1.3 billion of cash and cash equivalents was held by our foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries are largely accessible without additional material tax consequences if needed in the U.S. to fund operations. See Note 15 - Income Taxes in the accompanying consolidated financial statements for further information.
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $180 million to $1.1 billion for the year ended December 31, 2025 compared to $1.0 billion for the same period in 2024, primarily due to:
•favorable trade working capital of $524 million, primarily due to the timing of settlement of trade payables, inventory reductions, and the timing of collection of trade receivables during the year ended December 31, 2025;
partially offset by:
•the change in Net earnings after noncash adjustments, which resulted in a $236 million decrease of cash flows provided by operating activities for the year ended December 31, 2025.
•Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities decreased $121 million to $349 million for the year ended December 31, 2025 compared to $470 million for the same period in 2024, primarily due to:
•a decrease of $92 million in capital expenditures during the year ended December 31, 2025; and
•an increase of $21 million during the year ended December 31, 2025, primarily due to the sale of long-lived assets in our Engineered Materials segment.
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities decreased $800 million to $513 million for the year ended December 31, 2025 compared to $1.3 billion for the same period in 2024, primarily due to:
•an increase in proceeds from long-term debt, primarily due to $4.0 billion in proceeds received from the March 2025 Offering (defined below) and December 2025 Offering (defined below);
•a decrease in common stock dividends paid of $294 million during the year ended December 31, 2025; and
•a decrease in net payments on short-term debt of $220 million, primarily due to a decrease in net payment on our China Revolving Credit Facilities (defined below) and U.S. Revolving Credit Facility (defined below) of $138 million, and an increase in net borrowings under the China Working Capital Term Loan Agreement (defined below);
partially offset by:
•an increase in repayments of long-term debt, primarily due to payments made in connection with the March 2025 Tender Offers (defined below) and December 2025 Tender Offers (defined below) of $2.3 billion, redemption of the 6.050% Senior Notes due March 15, 2025, repayment of $880 million of the March 2022 U.S. Term Loan Credit Agreement (defined below), and redemption of the 1.250% Senior Notes due February 11, 2025, partially offset by the $527 million payment at maturity of the 5.900% senior unsecured notes and $473 million payment at maturity of the 3.500% senior unsecured notes, during the year ended December 31, 2024; and
•an increase in debt refinancing costs paid of $142 million during the year ended December 31, 2025.

Debt and Other Obligations
•Senior Credit Facilities
In March 2022, Celanese U.S. entered into a $1.0 billion senior unsecured term loan credit agreement (as amended to date, the "March 2022 U.S. Term Loan Credit Facility") and in November 2024, Celanese U.S. entered into a $1.0 billion senior unsecured term loan credit agreement (the "November 2024 U.S. Term Loan Credit Facility"). The March 2022 U.S. Term Loan Credit Facility and the November 2024 U.S. Term Loan Facility were each fully repaid and terminated as of December 31, 2025.
On August 11, 2025, Celanese U.S. entered into a new senior unsecured revolving credit agreement (the "U.S. Revolving Credit Facility" and together with the March 2022 U.S. Term Loan Credit Facility and the November 2024 U.S. Term Loan Credit Facility, the "U.S. Credit Facilities"), consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2030, which replaced the existing U.S. revolving credit facility. The margin for borrowings under the U.S. Revolving Credit Facility is 1.00% to 2.00% (or between 0.00% and 1.00% in the case of U.S. dollar base rate borrowings) above certain interbank rates at current Company credit ratings. The U.S. Revolving Credit Facility had no outstanding balance as of December 31, 2025
The U.S. Revolving Credit Facility is guaranteed by Celanese and certain domestic subsidiaries, together representing substantially all of our U.S. assets and business operations (the "Subsidiary Guarantors"). The March 2022 U.S. Term Loan Credit Facility and the November 2024 U.S. Term Loan Credit Facility were guaranteed by Celanese and the Subsidiary Guarantors prior to being fully repaid and terminated as of December 31, 2025. The Subsidiary Guarantors are listed in Exhibit 22.1 to this Annual Report.
Certain of our subsidiaries in China have outstanding senior unsecured bank obligations (collectively, the "China Credit Facilities"). Celanese (Shanghai) International Trading Co., Ltd ("CSIT") entered into a revolving credit facility guaranteed by Celanese U.S. (the "CSIT Revolving Credit Facility") which bears interest at a fixed rate and expired January 13, 2026. This revolving credit facility had an outstanding balance of $43 million as of December 31, 2025 and was fully repaid on January 13, 2026.
Celanese (Nanjing) Chemical Co., Ltd. ("CNCC") has entered into various working capital loans that bear interest at floating interest rates or fixed interest rates and expire on various dates beginning December 2026 through July 2028. These working capital loans have an outstanding balance of $571 million as of December 31, 2025.
On April 11, 2025, CNCC entered into a CNY100 million revolving credit facility guaranteed by Celanese U.S. (the "CNCC Revolving Credit Facility" and together with the CSIT Revolving Credit Facility, the "China Revolving Credit Facilities") expiring 12 months from the drawdown date. No draws were initiated as of December 31, 2025.
On October 20, 2025, CNCC entered into a CNY300 million working capital loan expiring three years from the drawdown date. No draws were initiated as of December 31, 2025.
We expect the China Credit Facilities will continue to facilitate our efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of our U.S. debt to China at a lower average interest rate.

•Senior Notes
We have outstanding senior unsecured notes, issued in public offerings registered under the Securities Act of 1933, as amended (the "Securities Act") (collectively, the "Senior Notes") as follows:

Issue Date	Principal	Interest Rate		Interest Pay Dates		Maturity Date
	(In $ millions)	(In percentages)
July 2022	526	5.277	(1)(2)	July 19		July 19, 2026
August 2021	400	1.400		February 5	August 5	August 5, 2026
November 2018	587	2.125	(1)	March 1		March 1, 2027
July 2022	554	6.665	(2)	January 15	July 15	July 15, 2027
September 2021	587	0.625	(1)	September 10		September 10, 2028
August 2023	746	6.850	(2)	May 15	November 15	November 15, 2028
July 2022	588	5.587	(1)(2)	January 19		January 19, 2029
July 2022	750	6.830	(2)	January 15	July 15	July 15, 2029
March 2025	700	6.500	(3)	April 15	October 15	April 15, 2030
August 2023	999	7.050	(2)	May 15	November 15	November 15, 2030
December 2025	600	7.000	(4)	February 15	August 15	February 15, 2031
March 2025	881	5.000	(1)(3)	April 15	October 15	April 15, 2031
July 2022	1,000	6.879	(2)	January 15	July 15	July 15, 2032
March 2025	1,100	6.750	(3)	April 15	October 15	April 15, 2033
August 2023	1,000	7.200	(2)	May 15	November 15	November 15, 2033
December 2025	800	7.375	(4)	February 15	August 15	February 15, 2034
______________________________
(1)Issued in euro.
(2)In November 2024, S&P Global Ratings downgraded our credit rating and on February 12, 2025, Moody's Ratings downgraded our credit rating, which together had the effect of increasing interest rates by 50 basis points on certain senior unsecured notes, effective on various dates beginning May 15, 2025 through January 19, 2026.
On November 17, 2025, S&P Global Ratings downgraded our credit rating and on November 25, 2025, Moody's Ratings downgraded our credit rating, which together will have the effect of increasing interest rates for certain senior unsecured notes by an additional 50 basis points, effective on various dates beginning January 15, 2026 through May 15, 2026.
(3)On March 14, 2025, Celanese U.S. completed a public offering of senior unsecured notes registered under the Securities Act in aggregate principal amounts of €750 million and $1.8 billion (the "March 2025 Offering"). On March 21, 2025, Celanese U.S. completed cash tender offers for €552 million and $500 million in aggregate principal amounts of senior unsecured notes (the "March 2025 Tender Offers").
The net proceeds from the March 2025 Offering, together with borrowings under the November 2024 U.S. Term Loan Credit Facility, were used (i) to fund the March 2025 Tender Offers, (ii) for repayment of other outstanding indebtedness, including a portion of the March 2022 U.S. Term Loan Credit Facility, borrowings under the U.S. Revolving Credit Facility and certain senior unsecured notes due March 15, 2025 and (iii) to pay related fees and expenses.
(4)On December 17, 2025, Celanese U.S. completed a public offering of senior unsecured notes registered under the Securities Act in an aggregate principal amount of $1.4 billion (the "December 2025 Offering"). In addition, on December 17, 2025, Celanese U.S. completed cash tender offers for $1.2 billion in aggregate principal amounts of senior unsecured notes (the "December 2025 Tender Offers").
The net proceeds from the December 2025 Offering were used to (i) fund the December 2025 Tender Offers, (ii) repay the outstanding borrowings under the March 2022 U.S. Term Loan Credit Facility and (iii) pay related fees and expenses.
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

•Accounts Receivable Purchasing Facility
On June 13, 2025, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $1.5 billion and $1.5 billion of accounts receivable under this agreement for the years ended December 31, 2025 and 2024, respectively, and collected $1.5 billion and $1.5 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $92 million were pledged by the SPE as collateral to the Purchasers as of December 31, 2025.
•Factoring and Discounting Agreements
We have factoring agreements in Europe, Japan, Singapore and China with financial institutions. We de-recognized $717 million and $700 million of accounts receivable under these factoring agreements for the years ended December 31, 2025 and 2024, respectively, and collected $724 million and $640 million of accounts receivable sold under these factoring agreements during the same periods.
We have master discounting agreements with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts, classified as accounts receivable. We received $82 million and $100 million from the accounts receivable transferred under master discounting agreements for the years ended December 31, 2025 and 2024, respectively.
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
During the years ended December 31, 2025 and 2024, we amended certain covenants in certain U.S. Credit Facilities, including financial ratio maintenance covenants.
We are in compliance with the covenants in our material financing arrangements as of December 31, 2025.
Due to scheduled step downs of the required consolidated leverage ratio under the U.S. Revolving Credit Facility taking effect beginning in the first quarter of 2026, we believe we may be unable to comply with the consolidated leverage ratio in its current form within the twelve-month period subsequent to the date of this filing unless we are able to implement sufficient mitigation strategies. Such strategies include, but are not limited to, amending the outstanding U.S. Revolving Credit Facility consistent with prior similar amendments we have obtained over the past several years, obtaining a waiver of the default, replacing the U.S. Revolving Credit Facility with a new revolving credit facility, consummating additional divestiture opportunities, and/or reducing operating costs. Implementation of such strategies may increase our borrowing costs under existing material financing arrangements. If we are not able to implement sufficient mitigating strategies and are therefore not able to comply with the consolidated leverage ratio, the lenders under the U.S. Revolving Credit Facility could elect to terminate the facility. As of the date of this filing, the U.S. Revolving Credit Facility has no outstanding borrowings. We currently do not expect to draw on the U.S. Revolving Credit Facility to fund our operations or financial obligations within the twelve-month period subsequent to the date of this filing and expect to have sufficient liquidity available to meet our operational and capital investment needs and financial obligations for the foreseeable future.
See Note 11 - Debt in the accompanying consolidated financial statements for further information.
Guarantor Financial Information
We have outstanding senior unsecured notes, issued in public offerings registered under the Securities Act. The Senior Notes were issued by Celanese U.S. ("Issuer") and are guaranteed by Celanese Corporation ("Parent Guarantor") and the Subsidiary Guarantors (collectively the "Obligor Group"). See Note 11 - Debt in the accompanying consolidated financial statements for further information. The Issuer and Subsidiary Guarantors are 100% owned subsidiaries of the Parent Guarantor.
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

or (iii) its ceasing to be a majority-owned subsidiary of the Issuer in connection with any sale of its capital stock or other transaction. In addition, a Subsidiary Guarantor will be released from its guarantee of the Senior Notes at such time that it ceases to guarantee the Issuer's obligations under the existing U.S. Revolving Credit Facility (subject to the satisfaction of customary document delivery requirements). The obligations of the Subsidiary Guarantors under their guarantees are limited as necessary to prevent such guarantees from constituting a fraudulent conveyance or fraudulent transfer under applicable law.
The Parent Guarantor and the Issuer are holding companies that conduct substantially all of their operations through their subsidiaries, which own substantially all of our consolidated assets. The Parent Guarantor holds the stock of its immediate 100% owned subsidiary, the Issuer, but has no material consolidated assets. The principal source of cash to pay the Parent Guarantor's and the Issuer's obligations, including obligations under the Senior Notes and the guarantee of the Issuer's obligations under the existing U.S. Revolving Credit Facility, is the cash that our subsidiaries generate from their operations. Each of the Subsidiary Guarantors and our non-guarantor subsidiaries is a distinct legal entity and, under certain circumstances, applicable country or state laws, regulatory limitations and terms of other debt instruments may limit our subsidiaries' ability to distribute cash to the Issuer and the Parent Guarantor.
For cash management purposes, we transfer cash among the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. While the non-guarantor subsidiaries do not guarantee the Issuer's obligations under our outstanding debt, the transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Senior Notes, the existing U.S. Revolving Credit Facility, other outstanding debt, Common Stock dividends and Common Stock repurchases.
The summarized financial information of the Obligor Group is presented below on a combined basis after the elimination of: (i) intercompany transactions among such entities and (ii) equity in earnings from and investments in the non-guarantor subsidiaries. Transactions with, and amounts due to or from, non-guarantor subsidiaries and affiliates are separately disclosed.

Year Ended December 31, 2025
(In $ millions)
Net sales to third parties	1,679
Net sales to non-guarantor subsidiaries	460
Total net sales	2,139
Gross profit	6
Earnings (loss) from continuing operations	(738)
Net earnings (loss)	(747)
Net earnings (loss) attributable to the Obligor Group	(747)

	As of December 31,
	2025	2024
	(In $ millions)
Receivables from non-guarantor subsidiaries	1,176	1,138
Other current assets	2,503	2,353
Total current assets	3,679	3,491
Goodwill	536	536
Other noncurrent assets	6,620	6,386
Total noncurrent assets	7,156	6,922
Current liabilities due to non-guarantor subsidiaries	8,384	5,258
Current liabilities due to affiliates	5	5
Other current liabilities	1,666	2,244
Total current liabilities	10,055	7,507
Noncurrent liabilities due to non-guarantor subsidiaries	1,810	3,371
Other noncurrent liabilities	11,784	11,232
Total noncurrent liabilities	13,594	14,603

Share Capital
On February 11, 2026, we declared a quarterly cash dividend of $0.03 per share on our Common Stock amounting to $3 million. The cash dividend will be paid on March 10, 2026 to holders of record as of February 24, 2026. As indicated above, as part of our deleveraging efforts, we reduced our quarterly dividend by approximately 95% beginning in the first quarter of 2025. We will continue to evaluate our dividend policy, taking into account our ability to return to a balanced capital allocation policy.
Our Board of Directors has authorized the aggregate repurchase of $6.9 billion of our Common Stock since February 2008. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date. During the year ended December 31, 2025, we did not repurchase any shares of our Common Stock. As of December 31, 2025, we had $1.1 billion remaining under authorizations by our Board of Directors. As discussed above, as part of our deleveraging efforts, we have paused our share repurchase program.
See Note 14 - Shareholders' Equity in the accompanying consolidated financial statements for further information.
Contractual Obligations, Guarantees and Commitments
We estimate future interest payments on debt and other obligations calculated using interest rates in effect on December 31, 2025 to be $3.5 billion. We estimate future pension and other postretirement funding obligations to be $503 million. We have directly guaranteed various debt obligations under agreements with third parties related to certain equity affiliates. As of December 31, 2025, we have directly guaranteed $145 million and €31 million of such obligations.
We have not entered into any material off-balance sheet arrangements.
In the accompanying consolidated financial statements, see Note 10 - Current Other Liabilities for current asset retirement obligations, Note 11 - Debt for a description of the guarantees under our Senior Notes and U.S. Revolving Credit Facility, Note 12 - Benefit Obligations for a description of the pension and other postretirement funding obligations, Note 13 - Environmental for a description of environmental obligations, Note 15 - Income Taxes for a description of uncertain tax positions, Note 16 - Leases for lease obligations and Note 19 - Commitments and Contingencies for a discussion of commitments and contingencies related to legal and regulatory proceedings.
Market Risks
See Item 7A. Quantitative and Qualitative Disclosure about Market Risk for further information.
Business Environment
During the three months ended December 31, 2025, we continued to experience demand challenges in key end-markets like automotive, paints, coatings, and construction due to continued weakness in global macroeconomic conditions. Demand during this time was further impacted by greater than anticipated western hemisphere seasonality. We continue to identify and implement actions to improve earnings, accelerate deleveraging, and create long-term shareholder value.
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
In performing a quantitative analysis of goodwill, recoverability of goodwill for each reporting unit is measured using the income approach based on a discounted cash flow model incorporating discount rates commensurate with the risks involved or a combination of the income approach and the market approach using the guideline public company method. The key assumptions used in the discounted cash flow valuation model include discount rates, revenue growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, revenue growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the weighted average cost of capital ("WACC") considering any differences in company-specific risk factors. Revenue growth rates and cash flow projections are based on historical trends and expected growth drivers such as macroeconomic trends in the industries and territories in which the reporting units operate. Tax rates consider the operating structure of the reporting unit and jurisdictions in which the reporting unit operates. A terminal value rate is applied to the final year of the projected periods to reflect continued stable, perpetual growth.
Management tests other indefinite-lived intangible assets quantitatively utilizing the relief from royalty method under the income approach to determine the estimated fair value for each indefinite-lived intangible asset. Key assumptions used in this model include discount rates, royalty rates, revenue growth rates, tax rates, sales projections and terminal value rates. Discount rates, royalty rates, revenue growth rates, tax rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the WACC considering any differences in company-specific risk factors. Royalty rates are established by management using the most recent third party valuations and are periodically substantiated by third-party valuation consultants. Revenue growth rates and sales projections are based on historical trends and expected growth drivers such as macroeconomic trends in the industries and territories in which the indefinite-lived intangible assets operate. Tax rates consider the operating structure of the Company and jurisdictions in which the entity with the rights to the indefinite-lived intangible assets operate.
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

The estimated change in pension net periodic benefit cost and projected benefit obligations that would occur in 2026 from a change in the indicated assumptions are as follows:

	Change in Rate	Impact on Net Periodic Benefit Cost	Impact on Projected Benefit Obligations
		(In $ millions)
U.S. Pension Benefits
Decrease in the discount rate	0.5%	(7)	72
Decrease in the long-term expected rate of return on plan assets(1)	0.5%	9	N/A
Non-U.S. Pension Benefits
Decrease in the discount rate	0.5%	(1)	49
Decrease in the long-term expected rate of return on plan assets	0.5%	3	N/A
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
•Foreign Currency Forwards and Swaps
A portion of our assets, liabilities, net sales and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in the value of these currencies against the U.S. dollar can have a direct and material impact on the business and financial results. Our largest exposures are to the euro and Chinese yuan ("CNY"). A decline in the value of the euro and CNY versus the U.S. dollar results in a decline in the U.S. dollar value of our sales and earnings denominated in euro and CNY. Likewise, an increase in the value of the euro and CNY versus the U.S. dollar would result in an opposite effect. We estimate that a 10%

change in the euro/U.S. dollar and CNY/U.S. dollar exchange rates would impact our earnings for the year ended December 31, 2025 by $34 million and $35 million, respectively.
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
Item 9A.  Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report. Based on that evaluation, as of December 31, 2025, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows on page 61.
Item 9B.  Other Information
(c) Trading Plans
During the three months ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans or "non-Rule 10b5-1 trading arrangements" as defined in Item 408 of Regulation S-K.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference from the subsections of "Governance," captioned "Item 1: Election of Directors," "Director Nominees," "Board and Committee Governance," "Additional Governance Matters" and the sections "Stock Ownership Information" and "Questions and Answers — Company Documents, Communications and Shareholder Proposals" sections of the Company's definitive proxy statement for the 2026 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "2026 Proxy Statement"). With regard to the information required by this Item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in the 2026 Proxy Statement under "Delinquent Section 16(a) Reports" and such disclosure, if any, is incorporated herein by reference. Information about executive officers of the Company is contained in Part I of this Annual Report. A copy of our insider trading policy is filed as Exhibit 19.1 to the 2024 Annual Report Form 10-K filed on February 21, 2025 and is incorporated by reference herein.
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
Item 11.  Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the section "Governance – Director Compensation" and the subsections of "Executive Compensation" captioned "Compensation Discussion and Analysis," "Compensation Risk Assessment," "Compensation and Management Development Committee Report," "Compensation Tables," "CEO Pay Ratio" and "Pay Versus Performance" of the 2026 Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information with respect to beneficial ownership and equity compensation plans required by this Item 12 is incorporated herein by reference from the subsections of "Stock Ownership Information" captioned "Principal Shareholders and Beneficial Owners" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2026 Proxy Statement.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the "Governance — Director Independence and Related Person Transactions" section of the 2026 Proxy Statement.
Item 14.  Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor Firm ID: 185.
The information required by this Item 14 is incorporated herein by reference from the "Audit Matters — Item 2: Ratification of Appointment of Independent Registered Public Accounting Firm" section of the 2026 Proxy Statement.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
1.  Financial Statements. The report of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page 61 of this Annual Report.
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

4.4
Tenth Supplemental Indenture, dated as of August 5, 2021, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.5
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

Exhibit Number
Description

4.6
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

4.7
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

4.8
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

4.9
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

4.10
Sixteenth Supplemental Indenture, dated as of March 14, 2025, among Celanese US Holdings LLC, Celanese Corporation, the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as series trustee and Computershare Trust Company, N.A. (as successor trustee to Wells Fargo Bank, National Association), as base trustee (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

4.11
Seventeenth Supplemental Indenture, dated as of December 17, 2025, among Celanese US Holdings, Celanese Corporation, the subsidiary guarantors party thereto, U.S. Bank Trust Company, National Association, as series trustee, and Computershare Trust Company, N.A. (as successor trustee to Wells Fargo Bank, National Association), as base trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on December 17, 2025).

4.12*	Description of the Company's Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

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

10.1(c)
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

10.1(d)
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

Exhibit Number
Description

10.1(e)
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

10.1(f)
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

10.2
Term Loan Credit Agreement, date as of November 1, 2024, by and among Celanese Corporation, Celanese US Holdings LLC, each lender from time to time party thereto, and Bank of America N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 4, 2024).

10.2(a)
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

10.8(a)‡	Form of 2023 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023).

10.8(b)‡
Form of 2023 Performance-Based Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023).

10.8(c)‡	Form of 2023 Time-Based Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023).

10.8(d)‡	Form of 2023 Time-Based Stock Option Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023).

Exhibit Number
Description

10.8(e)‡	Form of 2024 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2024).

10.8(f)‡
Form of 2024 Performance-Based Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2024).

10.8(g)‡	Form of 2024 Time-Based Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2024).

10.8(h)‡	Form of 2024 Time-Based Stock Option Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2024).

10.8(i)‡
Form of 2024 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024).

10.8(j)‡	Form of 2025 Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

10.8(k)‡
Form of 2025 Performance-Based Restricted Stock Unit Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

10.8(l)‡	Form of 2025 Time-Based Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

10.8(m)‡	Form of 2025 Time-Based Stock Option Award Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

10.8(n)‡
Form of 2025 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2025).

10.9‡	Designated Roles Member Severance Benefits Plan dated December 9, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 12, 2024).

10.10(a)‡
Offer Letter, dated December 9, 2024, between Celanese Corporation and Scott A. Richardson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2024).

10.10(b)‡
Agreement and General Release, dated as of February 6, 2025, between Celanese Corporation and Thomas Kelly (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

10.10(c)‡
Offer Letter, dated January 15, 2025, between Celanese Corporation and Todd L. Elliott (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

10.11(a)‡
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

10.11(b).1*‡	Amended Schedule of Participants to Form of Non-CEO Amended and Restated Change in Control Agreement.

10.11(c)‡	Change in Control Agreement between Celanese Corporation and Todd L. Elliott (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed with the SEC on May 6, 2025).

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

10.15*‡	Summary of Non-Employee Director Compensation.

19.1	Insider Trading Policy and Procedures (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the SEC on February 21, 2025).

21.1*	List of Subsidiaries of Celanese Corporation.

22.1*	List of Guarantor Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm of Celanese Corporation, KPMG LLP.

24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Celanese Corporation Incentive-Based Compensation Recoupment (Clawback) Policy.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ SCOTT A. RICHARDSON
Name:	Scott A. Richardson
Title:	President, Chief Executive Officer and Director

Date:	February 24, 2026
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chuck B. Kyrish and Aaron M. McGilvray, and each of them, his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that any such attorney-in-fact may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that such said attorney-in-fact, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT A. RICHARDSON	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2026
Scott A. Richardson

/s/ CHUCK B. KYRISH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2026
Chuck B. Kyrish

/s/ AARON M. MCGILVRAY	Vice President, Finance, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2026
Aaron M. McGilvray

/s/ BRUCE E. CHINN	Director	February 24, 2026
Bruce E. Chinn

/s/ EDWARD G. GALANTE	Chairman of the Board of Directors	February 24, 2026
Edward G. Galante

/s/ TIMOTHY GO	Director	February 24, 2026
Timothy Go

/s/ KATHRYN M. HILL	Director	February 24, 2026
Kathryn M. Hill

/s/ DAVID F. HOFFMEISTER	Director	February 24, 2026
David F. Hoffmeister

Signature	Title	Date

/s/ JAY V. IHLENFELD	Director	February 24, 2026
Jay V. Ihlenfeld

/s/ DEBORAH J. KISSIRE	Director	February 24, 2026
Deborah J. Kissire

/s/ MICHAEL KOENIG	Director	February 24, 2026
Michael Koenig

/s/ CHRISTOPHER KUEHN	Director	February 24, 2026
Christopher Kuehn

/s/ GANESH MOORTHY	Director	February 24, 2026
Ganesh Moorthy

/s/ KIM K.W. RUCKER	Director	February 24, 2026
Kim K.W. Rucker

CELANESE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Celanese Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Celanese Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of the Company's application of multinational income tax regulations
As discussed in Note 15 to the consolidated financial statements, the Company recorded $90 million of income tax benefit for the year ended December 31, 2025. Because of its multinational presence, the Company's effective income tax rate and related income tax attributes are significantly impacted by tax regulations in certain operating locations. As a result, the Company continuously monitors, evaluates, and responds to these impacts.
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
Assessment of goodwill and trade names for impairment
As discussed in Notes 2 and 9 to the consolidated financial statements, the Company tests goodwill and indefinite-lived intangible assets, including trade names, for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may not be fully recoverable. The Company's goodwill impairment test uses a weighting of the income and market approach to estimate a reporting unit's fair value. The Company tests other indefinite-lived intangible assets quantitatively utilizing the relief from royalty method under the income approach to determine the estimated fair value for each indefinite-lived intangible asset. In the third quarter of 2025, the Company recorded an impairment of goodwill in the engineered materials reporting unit of $1,140 million and an impairment of certain trade names, primarily Zytel, of $346 million. As of December 31, 2025, the Company had recorded goodwill related to the engineered materials reporting unit of $3,782 million and indefinite-lived intangible assets, including trade names, of $1,235 million.
We identified the evaluation of the impairment assessment of goodwill assigned to the engineered materials reporting unit and the Zytel trade name as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the key assumptions used in the discounted cash flow analysis used to estimate the fair value of the engineered materials reporting unit and the Zytel trade name. Specifically, minor changes to key assumptions, including projected revenue, revenue growth rates and the discount rate, could have had a significant effect on the Company's assessment of such fair values. Additionally, the use of professionals with specialized skills and knowledge was required to assess these key assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's goodwill and indefinite-lived intangible asset impairment process. This included controls related to the development of the key assumptions used to estimate the fair value of the engineered materials reporting unit and the Zytel trade name. We evaluated the projected revenue by comparing it to historical results and assessing the impacts of internal and external economic factors. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the revenue growth rates by comparing them with projected revenue growth rates of peer companies based on publicly available market data
•evaluating the discount rate by comparing it to a discount rate that was independently developed using publicly available market data for comparable companies.
/s/ KPMG LLP
We have served as the Company's auditor since 2004.
Dallas, Texas
February 24, 2026

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(In $ millions, except share and per share data)
Net sales	9,544	10,268	10,926
Cost of sales	(7,592)	(7,932)	(8,343)
Gross profit	1,952	2,336	2,583
Selling, general and administrative expenses	(899)	(1,033)	(1,077)
Amortization of intangible assets	(164)	(159)	(164)
Research and development expenses	(125)	(130)	(146)
Other (charges) gains, net	(1,581)	(1,744)	(68)
Foreign exchange gain (loss), net	36	24	32
Gain (loss) on disposition of businesses and assets, net	(5)	(14)	505
Operating profit (loss)	(786)	(720)	1,665
Equity in net earnings (loss) of affiliates	127	196	102
Non-operating pension and other postretirement employee benefit (expense) income	55	(20)	(69)
Interest expense	(701)	(676)	(720)
Refinancing expense	(68)	—	(7)
Interest income	24	33	39
Dividend income - equity investments	122	128	126
Other income (expense), net	7	40	25
Earnings (loss) from continuing operations before tax	(1,220)	(1,019)	1,161
Income tax (provision) benefit	90	(507)	795
Earnings (loss) from continuing operations	(1,130)	(1,526)	1,956
Earnings (loss) from operation of discontinued operations	(24)	(10)	(12)
Income tax (provision) benefit from discontinued operations	3	2	3
Earnings (loss) from discontinued operations	(21)	(8)	(9)
Net earnings (loss)	(1,151)	(1,534)	1,947
Net (earnings) loss attributable to noncontrolling interests	(14)	(8)	(4)
Net earnings (loss) available to Celanese Corporation	(1,165)	(1,542)	1,943
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	(1,144)	(1,534)	1,952
Earnings (loss) from discontinued operations	(21)	(8)	(9)
Net earnings (loss)	(1,165)	(1,542)	1,943
Earnings (loss) per common share - basic
Continuing operations	(10.44)	(14.04)	17.93
Discontinued operations	(0.20)	(0.07)	(0.08)
Net earnings (loss) - basic	(10.64)	(14.11)	17.85
Earnings (loss) per common share - diluted
Continuing operations	(10.44)	(14.04)	17.84
Discontinued operations	(0.20)	(0.07)	(0.08)
Net earnings (loss) - diluted	(10.64)	(14.11)	17.76
Weighted average shares - basic	109,530,303	109,273,779	108,848,962
Weighted average shares - diluted	109,530,303	109,273,779	109,379,664
See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023
	(In $ millions)
Net earnings (loss)	(1,151)	(1,534)	1,947
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	—	(101)	(213)
Gain (loss) on derivative hedges	63	—	(6)
Pension and postretirement benefits	14	(5)	(7)
Total other comprehensive income (loss), net of tax	77	(106)	(226)
Total comprehensive income (loss), net of tax	(1,074)	(1,640)	1,721
Comprehensive (income) loss attributable to noncontrolling interests	(19)	(6)	(4)
Comprehensive income (loss) attributable to Celanese Corporation	(1,093)	(1,646)	1,717
See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2025	2024
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	1,263	962
Trade receivables - third party and affiliates, net	922	1,121
Non-trade receivables, net	545	493
Inventories	2,220	2,284
Assets held for sale	492	—
Other assets	251	266
Total current assets	5,693	5,126
Investments in affiliates	1,252	1,217
Property, plant and equipment, net	5,076	5,273
Operating lease right-of-use assets	359	388
Deferred income taxes	1,359	1,251
Other assets	601	555
Goodwill	4,171	5,387
Intangible assets, net	3,184	3,641
Total assets	21,695	22,838
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,204	1,501
Trade payables - third party and affiliates	1,279	1,228
Liabilities held for sale	75	—
Other liabilities	1,049	1,157
Income taxes payable	76	4
Total current liabilities	3,683	3,890
Long-term debt, net of unamortized deferred financing costs	11,394	11,078
Deferred income taxes	512	923
Uncertain tax positions	208	286
Benefit obligations	344	396
Operating lease liabilities	265	294
Other liabilities	817	408
Commitments and Contingencies
Common stock, $0.0001 par value, 400,000,000 shares authorized (2025: 170,918,221 and 2024: 170,827,196 issued)	—	—
Treasury stock, at cost	(5,482)	(5,486)
Additional paid-in capital	431	409
Retained earnings	9,876	11,054
Accumulated other comprehensive income (loss), net	(776)	(848)
Total Celanese Corporation shareholders' equity	4,049	5,129
Noncontrolling interests	423	434
Total equity	4,472	5,563
Total liabilities and equity	21,695	22,838
See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	109,327,556	—	108,906,426	—	108,473,932	—
Stock option exercises	—	—	10,088	—	968	—
Stock awards	242,601	—	411,042	—	431,526	—
Balance as of the end of the period	109,570,157	—	109,327,556	—	108,906,426	—
Treasury Stock
Balance as of the beginning of the period	61,499,640	(5,486)	61,570,314	(5,488)	61,661,493	(5,491)
Issuance of treasury stock under stock plans	(151,576)	4	(70,674)	2	(91,179)	3
Balance as of the end of the period	61,348,064	(5,482)	61,499,640	(5,486)	61,570,314	(5,488)
Additional Paid-In Capital
Balance as of the beginning of the period		409		394		372
Stock-based compensation, net of tax		22		14		22
Stock option exercises, net of tax		—		1		—
Balance as of the end of the period		431		409		394
Retained Earnings
Balance as of the beginning of the period		11,054		12,903		11,265
Net earnings (loss) attributable to Celanese Corporation		(1,165)		(1,542)		1,943
Common stock dividends		(13)		(307)		(305)
Balance as of the end of the period		9,876		11,054		12,903
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(848)		(744)		(518)
Other comprehensive income (loss), net of tax		72		(104)		(226)
Balance as of the end of the period		(776)		(848)		(744)
Total Celanese Corporation shareholders' equity		4,049		5,129		7,065
Noncontrolling Interests
Balance as of the beginning of the period		434		461		468
Net earnings (loss) attributable to noncontrolling interests		14		8		4
Other comprehensive income (loss), net of tax		5		(2)		—
Distributions/dividends to noncontrolling interests		(30)		(33)		(11)
Balance as of the end of the period		423		434		461
Total equity		4,472		5,563		7,526
See the accompanying notes to the consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In $ millions)
Operating Activities
Net earnings (loss)	(1,151)	(1,534)	1,947
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairment losses	1,513	1,639	15
Depreciation, amortization and accretion	786	823	739
Pension and postretirement net periodic benefit cost	8	6	13
Pension and postretirement contributions	(54)	(54)	(49)
Actuarial (gain) loss on pension and postretirement plans	(45)	37	66
Pension curtailments and settlements, net	(3)	(9)	1
Deferred income taxes, net	(278)	213	(972)
(Gain) loss on disposition of businesses and assets, net	5	13	(501)
Stock-based compensation	24	32	40
Undistributed earnings in unconsolidated affiliates	13	(33)	55
Other, net	81	19	9
Operating cash provided by (used in) discontinued operations	12	(5)	(2)
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	213	92	105
Inventories	154	11	398
Other assets	167	1	285
Trade payables - third party and affiliates	26	(234)	20
Other liabilities	(325)	(51)	(270)
Net cash provided by (used in) operating activities	1,146	966	1,899
Investing Activities
Capital expenditures on property, plant and equipment	(343)	(435)	(568)
Acquisitions, net of cash acquired	—	—	52
Proceeds from sale of businesses and assets, net	21	—	480
Settlement of cross-currency swap agreement	—	17	—
Other, net	(27)	(52)	(98)
Net cash provided by (used in) investing activities	(349)	(470)	(134)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	8	15	(278)
Proceeds from short-term borrowings	606	160	452
Repayments of short-term borrowings	(637)	(418)	(603)
Proceeds from long-term debt	4,352	328	3,001
Repayments of long-term debt	(4,652)	(1,033)	(3,660)
Common stock dividends	(13)	(307)	(305)
Distributions/dividends to noncontrolling interests	(30)	(33)	(11)
Other, net	(147)	(25)	(52)
Net cash provided by (used in) financing activities	(513)	(1,313)	(1,456)
Exchange rate effects on cash and cash equivalents	17	(26)	(12)
Net increase (decrease) in cash and cash equivalents	301	(843)	297
Cash and cash equivalents as of beginning of period	962	1,805	1,508
Cash and cash equivalents as of end of period	1,263	962	1,805
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
Immaterial Revision of Prior Period Financial Statements
During the year ended December 31, 2025, the Company identified immaterial errors in the estimate of the rebates accrual for certain distributors included in Customer rebates (Note 10) and prepaid insurance included in Current Other assets, respectively. The Company evaluated the errors, both quantitatively and qualitatively, and concluded that the impact of these errors is not material to any previously issued annual or interim consolidated financial statements for the impacted periods and is not material to the current periods if left uncorrected; however, to promote the consistency and comparability of the financial statements, the Company has voluntarily revised previously reported financial information.
The Company corrected these errors in the consolidated balance sheets as of December 31, 2024, decreasing Retained earnings by $46 million, increasing total liabilities by $27 million and decreasing Total assets by $19 million. No single line item in the consolidated statements of operations was impacted by more than $14 million for each of the years ended December 31, 2024 and 2023.

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
In performing a quantitative analysis of goodwill, the Company measures the recoverability of goodwill for each reporting unit using the income approach based on a discounted cash flow model incorporating discount rates commensurate with the risks involved or a combination of the income approach and the market approach using the guideline public company method, which is classified as a Level 3 fair value measurement. The key assumptions used in the discounted cash flow valuation model include discount rates, revenue growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, revenue growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the weighted average cost of capital ("WACC") considering any differences in company-specific risk factors. Revenue growth rates and cash flow projections are based on historical trends and expected growth drivers such as macroeconomic trends in the industries and territories in which the reporting units operate. Tax rates consider the operating structure of the reporting unit and jurisdictions in which the reporting unit operates. A terminal value rate is applied to the final year of the projected periods to reflect continued stable, perpetual growth. The Company may engage third-party valuation consultants to assist with this process.
Management tests other indefinite-lived intangible assets for impairment quantitatively utilizing the relief from royalty method under the income approach to determine the estimated fair value for each indefinite-lived intangible asset, which is classified as a Level 3 fair value measurement. The relief from royalty method estimates the Company's theoretical royalty savings from ownership of the intangible asset. The key assumptions used in this model include discount rates, royalty rates, revenue growth rates, tax rates, sales projections and terminal value rates. Discount rates, royalty rates, revenue growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the WACC considering any differences in company-specific risk factors. Royalty rates are established by management and are periodically substantiated by third-party valuation consultants. Revenue growth rates and sales projections are based on historical trends and expected growth drivers such as macroeconomic trends in the industries and territories in which the indefinite-lived intangible assets operate. Tax rates consider the operating structure of the Company and jurisdictions in which the entity with the rights to the indefinite-lived intangible assets operate.
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
In the U.S., the rate used to discount pension and other postretirement benefit plan liabilities is based on a yield curve developed from market data of over 800 Aa-grade non-callable bonds (unless accompanied by a make whole provision or only callable at a single time within 12 months of maturity) at the measurement date. This yield curve has discount rates that vary based on the duration of the obligations. The estimated future cash flows for the pension and other benefit obligations were matched to the corresponding rates on the yield curve to derive a weighted average discount rate.
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
Estimates and Assumptions
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales, expenses and allocated charges during the reporting period. Significant estimates pertain to the impairment of goodwill, intangible assets and other long-lived assets, purchase price allocations, restructuring costs and other (charges) gains, net, income taxes, pension and other postretirement benefits, asset retirement obligations, environmental liabilities and loss contingencies, among others. Actual results could differ from those estimates.
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
Variable Interest Entities
The Company assesses whether it has a variable interest in a legal entity in which it has a financial relationship and, if so, whether or not that entity is a variable interest entity ("VIE"). A VIE is an entity with insufficient equity at risk for the entity to finance its activities without additional subordinated financial support or in which equity investors lack the characteristics of a controlling financial interest. If an entity is determined to be a VIE, the Company evaluates whether it is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company concludes that it is the primary beneficiary and consolidates the VIE if the Company has both (i) the power to direct the activities of the VIE that most significantly influence the VIE's economic performance, and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.
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
The carrying amount of significant balances associated with Fairway included in the consolidated balance sheets is as follows:

	As of December 31,
	2025	2024
	(In $ millions)
Property, plant and equipment, net	452	491
Total assets(1)	543	574
______________________________
(1)Joint venture assets can only be used to settle the obligations of Fairway.
The Company also holds variable interests in entities that supply certain raw materials and services to the Company. The variable interests primarily relate to cost-plus contractual arrangements with the suppliers and recovery of capital expenditures for certain plant assets plus a rate of return on such assets. Liabilities for such supplier recoveries of capital expenditures have been recorded as finance lease obligations. The entities are not consolidated because the Company is not the primary beneficiary of the entities as it does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance. The Company's maximum exposure to loss as a result of its involvement with these VIEs as of December 31, 2025 and 2024 was $190 million and $208 million, respectively, related primarily to the recovery of capital expenditures for certain property, plant and equipment.
Fair Value Measurements
The Company determines fair value based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers assumptions that market participants would use when pricing the asset or liability. Market participant assumptions are categorized by a three-tiered fair value hierarchy which prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. Valuations for fund investments, such as pooled-type investments and registered investment companies, which do not have readily determinable fair values, are typically estimated using a net asset value provided by a third party.

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
Investments in Affiliates
Investments in equity securities where the Company can exercise significant influence over operating and financial policies of an investee, which is generally considered when an investor owns 20% or more of the voting stock of an investee, are accounted for under the equity method of accounting. Investments in equity securities where the Company does not exercise significant influence are accounted for at fair value or, if such investments do not have a readily determinable fair value, an election may be made to measure them at cost after considering observable price changes for similar instruments, less impairment losses, if any. The Company determined it cannot exercise significant influence over certain investments where the Company owns greater than a 20% interest due to local government investment in and influence over these entities, limitations on the Company's involvement in the day-to-day operations and the present inability of the entities to provide timely financial information prepared in accordance with U.S. GAAP. Further, these investments were determined not to have a readily determinable fair value. Accordingly, these investments are accounted for using the alternative measure described above.
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
The Company periodically enters into cross-currency swaps to synthetically convert certain United States dollar ("USD") borrowings to euro ("EUR") borrowings or Chinese yuan ("CNY") borrowings. These cross-currency swaps may be designated as net investment hedges. Accordingly, to the extent the net investment hedges are effective, changes in the fair value of the cross-currency swaps are included in foreign currency translation within Accumulated other comprehensive income (loss), net in the consolidated balance sheets. Gains and losses are reclassified to earnings in the period the hedged investment is sold or liquidated.
The Company periodically enters into cross-currency swaps to effectively convert certain USD borrowings to Japanese yen ("JPY") or EUR borrowings. These cross-currency swaps may be designated as fair value hedges. Accordingly, to the extent the fair value hedges are effective, changes in the fair value attributable to changes in the excluded components are included in gain (loss) from fair value hedges within Accumulated other comprehensive income (loss), net in the consolidated balance sheets. The value of the excluded components is recognized using a systematic and rational method by accruing the current-period swap settlements into earnings each reporting period.
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
Environmental Liabilities
The Company manufactures and sells a diverse line of chemical products throughout the world. Accordingly, the Company's operations are subject to various hazards incidental to the production of industrial chemicals including the use, handling, processing, storage and transportation of hazardous materials. The Company recognizes losses and accrues liabilities relating to environmental matters if available information indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Depending on the nature of the site, the Company accrues costs through 15 years, unless the Company has government orders or other agreements that extend beyond 15 years. The Company estimates environmental liabilities on a case-by-case basis using the most current status of available facts, existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Recoveries of environmental costs from other parties are recorded as assets when their receipt is deemed probable.
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

Loss Contingencies
When determinable, the Company accrues a liability for loss contingencies deemed probable of occurring for which an amount can be reasonably estimated. For certain potentially material loss contingencies, the Company is sometimes unable to estimate and accrue a loss deemed probable of occurring. For such matters, the Company discloses an estimate of the possible loss, range of possible loss or a statement that such estimate cannot be made.
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
Revenue Recognition
Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The majority of the Company's contracts have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when title and risk of loss have been transferred to the customer, generally at the time of shipment of products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products and is generally based upon a negotiated formula, list or fixed price. The Company sells its products both directly to customers and through distributors generally under agreements with payment terms typically less than 90 days.
The Company has elected to account for shipping and handling as activities to fulfill the promise to transfer the good. Accordingly, shipping and handling fees billed to customers in a sales transaction are recorded in Net sales and shipping and handling costs incurred are recorded in Cost of sales. The Company has elected to exclude from Net sales any value add, sales and other taxes which it collects concurrent with revenue-producing activities.
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
The majority of the Company's revenue is derived from contracts (i) with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount in which it has the right to invoice as product is delivered. The Company does not disclose the value of remaining performance obligations associated with these types of contracts. However, the Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years.
The Company has certain contracts which contain performance obligations which are immaterial in the context of the contract with the customer. The Company does not assess whether these promised goods or services are performance obligations.
Research and Development
The costs of research and development are charged as an expense in the period in which they are incurred.

Leases
The Company leases certain real estate, fleet assets, warehouses and equipment. Leases with an initial term of 12 months or less ("short-term leases") are not recorded in the consolidated balance sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company determines if an arrangement is a lease at inception.
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
3. Recent Accounting Pronouncements
The following table provides a brief description of recent Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") and final rules issued by the Securities and Exchange Commission ("SEC"):

Standard/Final Rule	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In December 2025, the FASB issued ASU 2025-11, Narrow Scope Improvements.	The new guidance clarifies the interim reporting requirements by improving navigability of Topic 270 and more clearly specifying what disclosures are required in an interim reporting period. The new guidance (i) specifies the form and content choices for interim financial statements and accompanying notes; (ii) adds a comprehensive list of required interim disclosures from numerous Codification Topics to Topic 270; and (iii) introduces a disclosure principle that requires disclosure of events since the end of the previous annual reporting period that materially affect the entity.	Effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

Standard/Final Rule	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE) and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date.	The new guidance requires the disclosure of additional information about certain costs and expenses on an annual and interim basis in the notes to financial statements. Specifically, in a tabular disclosure, the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. Within the same tabular disclosure, an entity is required to include certain expense, gain, or loss amounts that are already required to be disclosed under U.S. GAAP. In addition, an entity is required to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The guidance also requires an entity to disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses.	Effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted.	The Company is currently evaluating the impact of the adoption on its financial statements and related disclosures.
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
		The effective date is delayed pending the completion of judicial review in consolidated Eighth Circuit petitions.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures.	The new guidance requires an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the guidance requires an entity to disclose annual income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and disaggregate the information by jurisdiction based on a quantitative threshold. The guidance also requires an entity to disclose income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign and income tax expense (benefit) from continuing operations disaggregated by federal (national), state and foreign.	Effective for annual periods beginning after December 15, 2024. Early adoption is permitted.
The Company adopted the new guidance effective for the year ended December 31, 2025. The new guidance is financial statement disclosure-related only. Accordingly, the adoption of the new guidance did not have a material impact to the Company's financial statements.

4. Acquisitions, Dispositions and Plant Closures
Acquisitions
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
Dispositions
•    Micromax
On February 2, 2026, the Company completed the sale of the Micromax® business to Element Solutions Inc for a purchase price of $492 million, subject to customary transaction adjustments. The divestiture does not represent a strategic shift in the Company's future operations and financial results. The Micromax® business is included in the Engineered Materials segment and is classified as held for sale in the consolidated balance sheets as of December 31, 2025.
Assets and liabilities classified as held for sale are as follows:

As of December 31, 2025
(In $ millions)
Current assets	91
Goodwill	154
Intangible assets, net	163
Other long-term assets	84
Assets held for sale	492

Liabilities held for sale	75

Plant Closures
Exit and shutdown costs related to plant closures are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In $ millions)
Lanaken, Belgium(1)
Restructuring (Note 24)	7	—	—
Accelerated depreciation expense(2)	11	—	—
Total	18	—	—
Mechelen, Belgium(3)
Restructuring (Note 24)	3	55	—
Accelerated depreciation expense(2)	—	35	—
Total	3	90	—
Uentrop, Germany(4)
Restructuring (Note 24)	—	16	—
Accelerated depreciation expense(2)	—	36	14
Loss on disposition of assets, net(5)	—	—	4
Total	—	52	18
______________________________
(1)On October 28, 2025, the Company announced the intended closure of its facility in Lanaken, Belgium to streamline the Company's production costs across its global network. This operation is included in the Company's Acetyl Chain segment. The Company intends to permanently cease all manufacturing operations during the second half of 2026.
The Company expects to incur additional exit and shutdown costs related to the intended closure of its facility in Lanaken, Belgium of $140 million, including employee termination costs, through 2027.
(2)Included in Cost of sales in the consolidated statements of operations.
(3)In February 2024, the Company announced the intended closure of its facility in Mechelen, Belgium to optimize production costs across its global network. This operation is included in the Company's Engineered Materials segment. The Company fully ceased operations during the year ended December 31, 2024.
(4)In October 2023, the Company announced the intended closure of its Polyamide 66 ("PA66") and certain High-Performance Nylon ("HPN") polymerization units at its facility in Uentrop, Germany to optimize production costs across its global network. These operations are included in the Company's Engineered Materials segment. The Company fully ceased operation of the PA66 polymerization unit and certain HPN polymerization units during the year ended December 31, 2024.
(5)Included in Gain (loss) on disposition of businesses and assets, net in the consolidated statements of operations.

5. Receivables, Net

	As of December 31,
	2025	2024
	(In $ millions)
Trade receivables - third party and affiliates	940	1,137
Allowance for credit losses - third party and affiliates	(18)	(16)
Trade receivables - third party and affiliates, net	922	1,121

	As of December 31,
	2025	2024
	(In $ millions)
Non-income taxes receivable	229	266
Income taxes receivable	132	53
Other	184	174
Non-trade receivables, net	545	493
6. Inventories

	As of December 31,
	2025	2024
	(In $ millions)
Finished goods	1,644	1,605
Work-in-process	89	119
Raw materials and supplies	487	560
Total	2,220	2,284
7. Investments in Affiliates
Entities in which the Company has an investment accounted for under the equity method of accounting or equity investments without readily determinable fair values are considered affiliates; any transactions or balances with such companies are considered affiliate transactions.
Equity Method
In September 2023, the Company formed a food ingredients joint venture with Mitsui under the name Nutrinova. The Company accounted for its interest in the joint venture as an equity method investment (Note 4).

The Company has ownership interests in 14 equity method investments ranging from 22% to 50% as of December 31, 2025.
Equity method investments by business segment are as follows:

	Carrying Value as of December 31,		Share of Earnings (Loss) Year Ended December 31,			Dividends and Other Distributions Year Ended December 31,
	2025	2024	2025	2024	2023	2025	2024	2023
	(In $ millions)
Engineered Materials(1)	914	893	114	182	88	(125)	(149)	(145)
Other Activities	63	56	13	14	14	(14)	(11)	(12)
Total	977	949	127	196	102	(139)	(160)	(157)
____________________________
(1)Includes an equity method investment with losses in excess of its carrying amount due to the Company's guarantee of various debt obligations under agreements with third parties related to an equity affiliate (Note 19). This equity method investment is recorded in current Other liabilities (Note 10) in the consolidated balance sheets as of December 31, 2025 and 2024.
Equity Investments Without Readily Determinable Fair Values
The Company has ownership interests in 4 equity investments without readily determinable fair values ranging from 8% to 31% as of December 31, 2025.
Equity investments without readily determinable fair values by business segment are as follows:

	Carrying Value as of December 31,		Dividend Income Year Ended December 31,
	2025	2024	2025	2024	2023
	(In $ millions)
Acetyl Chain	165	165	121	127	125
Other Activities	5	5	1	1	1
Total	170	170	122	128	126
Transactions with Affiliates
The Company owns manufacturing facilities at the InfraServ location in Frankfurt am Main-Hoechst, Germany and has contractual agreements with its InfraServ equity affiliates and certain other equity affiliates and investees accounted for at cost less impairment losses, adjusted for observable price changes for an identical or similar investment of the same issuer. These contractual agreements primarily relate to energy purchases, site services and purchases of product for consumption and resale.
Transactions and balances with affiliates are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In $ millions)
Purchases	432	452	490
Sales and other credits	86	89	212

	As of December 31,
	2025	2024
	(In $ millions)
Trade receivables	6	11
Non-trade receivables	27	30
Current notes receivables	50	65
Total due from affiliates	83	106

Short-term borrowings(1)	47	37
Trade payables	46	25
Current Other liabilities	37	34
Total due to affiliates	130	96
______________________________
(1)The Company has agreements with certain affiliates whereby excess affiliate cash is lent to and managed by the Company at variable interest rates governed by those agreements.
8. Property, Plant and Equipment, Net

	As of December 31,
	2025	2024
	(In $ millions)
Land	199	240
Land improvements	93	91
Buildings and building improvements	1,168	1,059
Machinery and equipment	8,264	7,745
Construction in progress	588	700
Gross asset value	10,312	9,835
Accumulated depreciation	(5,236)	(4,562)
Net book value(1)	5,076	5,273
______________________________
(1)Includes assets under finance leases, net, of $106 million and $119 million as of December 31, 2025 and 2024, respectively.
Capitalized interest costs and depreciation expense are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In $ millions)
Capitalized interest	24	30	37
Depreciation expense	595	640	540
During 2025, 2024 and 2023, certain long-lived assets were impaired (Note 24).

9. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2023	6,602	375	6,977
Impairment losses	(1,517)	—	(1,517)
Exchange rate changes	(60)	(13)	(73)
As of December 31, 2024(1)	5,025	362	5,387
Transfer to assets held for sale (Note 4)	(154)	—	(154)
Impairment losses	(1,140)	—	(1,140)
Exchange rate changes	51	27	78
As of December 31, 2025(2)	3,782	389	4,171
______________________________
(1)Includes accumulated impairment losses of $1.5 billion in the Engineered Materials segment.
(2)Includes accumulated impairment losses of $2.7 billion in the Engineered Materials segment.
During the three months ended September 30, 2025, the Company completed qualitative evaluations of its reporting units, with the exception of the engineered materials reporting unit, which was tested quantitatively. The Company concluded that it was more likely than not that the fair value of the reporting units evaluated qualitatively exceeded such units' carrying value.
The results of the quantitative test of the engineered materials reporting unit determined that the carrying amount of the engineered materials reporting unit exceeded its estimated fair value. Accordingly, the Company recorded a noncash goodwill impairment loss of $1.0 billion in Other charges (gains), net (Note 24) within the Engineered Materials segment. Although the projected cash flows of the engineered materials reporting unit had not declined from the projections used in the December 31, 2024 quantitative analysis, the impairment loss was primarily driven by a decline in the Company's market capitalization as a result of a decrease in the stock price as of the testing date which led to a 275 basis point increase in the discount rate used in the model.
The Company recorded an additional noncash goodwill impairment loss of $98 million in Other charges (gains), net (Note 24) within the Engineered Materials segment during the three months ended September 30, 2025, as a result of the Company's intent to divest the Micromax® business (Note 4).
No events or changes in circumstances occurred during the three months ended December 31, 2025 that indicated the fair values of the Company's reporting units were reduced below their carrying amounts. Accordingly, no additional impairment analysis was performed during that period.

Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2023	41	2,437	601	55	3,134
Exchange rate changes	(1)	(31)	(14)	—	(46)
As of December 31, 2024	40	2,406	587	55	3,088
Transfer to assets held for sale (Note 4)	—	(145)	(51)	—	(196)
Exchange rate changes	1	170	27	(1)	197
As of December 31, 2025	41	2,431	563	54	3,089
Accumulated Amortization
As of December 31, 2023	(38)	(639)	(95)	(42)	(814)
Amortization	—	(116)	(42)	(1)	(159)
Exchange rate changes	1	27	3	—	31
As of December 31, 2024	(37)	(728)	(134)	(43)	(942)
Amortization	(1)	(120)	(42)	(1)	(164)
Transfer to assets held for sale (Note 4)	—	22	11	—	33
Exchange rate changes	(1)	(61)	(5)	—	(67)
As of December 31, 2025	(39)	(887)	(170)	(44)	(1,140)
Net book value	2	1,544	393	10	1,949
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2023	1,655
Impairment losses	(117)
Exchange rate changes	(43)
As of December 31, 2024	1,495
Impairment losses	(346)
Exchange rate changes	86
As of December 31, 2025	1,235
During the three months ended September 30, 2025, the Company completed qualitative evaluations of its indefinite-lived intangible assets, with the exception of those assigned to the engineered materials reporting unit, and concluded that it was more likely than not that the fair value of those indefinite-lived intangible assets exceeded their carrying value. Indefinite-lived intangible assets assigned to the engineered materials reporting unit were tested quantitatively.
The results of the quantitative testing of the engineered materials indefinite-lived intangible assets determined that the carrying amount of certain trade names exceeded their estimated fair values. Accordingly, the Company recorded a noncash impairment loss of $346 million in Other charges (gains), net (Note 24) to impair the net book value of certain trade names, primarily Zytel®, included in the Engineered Materials segment. The impairment of these trade names was primarily driven by a decline in the Company's market capitalization as a result of a decrease in the stock price as of the testing date which led to an increase in the discount rates used in the models.

No events or changes in circumstances occurred during the three months ended December 31, 2025 that indicated the carrying amount of the Company's remaining indefinite-lived intangible assets may not be fully recoverable. Accordingly, no additional impairment analysis was performed during that period.
During the year ended December 31, 2025, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the next five years is as follows:

As of December 31, 2025
(In $ millions)
2026	158
2027	158
2028	157
2029	153
2030	149
10. Current Other Liabilities

	As of December 31,
	2025	2024
	(In $ millions)
Benefit obligations (Note 12)	26	25
Customer rebates	110	129
Derivatives (Note 17)	102	93
Interest (Note 11)	197	222
Investment in affiliates (Note 7)	105	98
Operating leases (Note 16)	71	79
Restructuring (Note 24)	31	63
Salaries and benefits	147	166
Sales and use tax/foreign withholding tax payable	113	150
Other	147	132
Total	1,049	1,157
11. Debt

	As of December 31,
	2025	2024
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	1,114	1,393
Short-term borrowings, including amounts due to affiliates(1)	47	53
Revolving credit facilities(2)	43	55
Total	1,204	1,501
______________________________
(1)The weighted average interest rate was 2.2% and 2.1% as of December 31, 2025 and 2024, respectively.
(2)The weighted average interest rate was 3.1% and 3.1% as of December 31, 2025 and 2024, respectively.

	As of December 31,
	2025	2024
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2025, interest rate of 1.250%	—	311
Senior unsecured notes due 2025, interest rate of 6.050%	—	1,000
Senior unsecured notes due 2026, interest rate of 5.277%(1)	526	1,040
Senior unsecured notes due 2026, interest rate of 1.400%	400	400
Senior unsecured notes due 2027, interest rate of 2.125%	587	518
Senior unsecured notes due 2027, interest rate of 6.665%(1)	554	2,000
Senior unsecured term loan due 2027(2)	—	880
Senior unsecured notes due 2028, interest rate of 0.625%	587	519
Senior unsecured notes due 2028, interest rate of 6.850%(1)	746	1,000
Senior unsecured notes due 2029, interest rate of 5.587%(1)	588	519
Senior unsecured notes due 2029, interest rate of 6.830%(1)	750	750
Senior unsecured notes due 2030, interest rate of 6.500%	700	—
Senior unsecured notes due 2030, interest rate of 7.050%(1)	999	999
Senior unsecured notes due 2031, interest rate of 7.000%	600	—
Senior unsecured notes due 2031, interest rate of 5.000%	881	—
Senior unsecured notes due 2032, interest rate of 6.879%(1)	1,000	1,000
Senior unsecured notes due 2033, interest rate of 7.200%(1)	1,000	1,000
Senior unsecured notes due 2033, interest rate of 6.750%	1,100	—
Senior unsecured notes due 2034, interest rate of 7.375%	800	—
Pollution control and industrial revenue bonds due at various dates through 2030(3)	85	126
Bank loans due at various dates through 2030(4)	582	320
Obligations under finance leases due at various dates through 2054	129	145
Subtotal	12,614	12,527
Unamortized deferred financing costs(5)	(106)	(56)
Current installments of long-term debt	(1,114)	(1,393)
Total	11,394	11,078
______________________________
(1)In November 2024, S&P Global Ratings downgraded the Company's credit rating and on February 12, 2025, Moody's Ratings downgraded the Company's credit rating, which together had the effect of increasing interest rates by 50 basis points on certain senior unsecured notes, effective on various dates beginning May 15, 2025 through January 19, 2026.
On November 17, 2025, S&P Global Ratings downgraded the Company's credit rating and on November 25, 2025, Moody's Ratings downgraded the Company's credit rating, which together will have the effect of increasing interest rates for certain senior unsecured notes by an additional 50 basis points, effective on various dates beginning January 15, 2026 through May 15, 2026.
(2)Consisted of a $1.0 billion senior unsecured term loan credit agreement entered into in March 2022 (as amended to date, the "March 2022 U.S. Term Loan Credit Facility") and a $1.0 billion senior unsecured term loan credit agreement entered into in November 2024 (the "November 2024 U.S. Term Loan Credit Facility"). The interest rate on the March 2022 U.S. Term Loan Credit Facility was 6.047% as of December 31, 2024. Both facilities were fully repaid and terminated as of December 31, 2025.
(3)Interest rates range from 4.1% to 4.3% and 4.1% to 5.0% as of December 31, 2025 and 2024, respectively.
(4)The weighted average interest rate was 2.4% and 2.8% as of December 31, 2025 and 2024, respectively.
(5)Related to the Company's long-term debt, excluding obligations under finance leases.

Senior Credit Facilities
On August 11, 2025, Celanese U.S. entered into a new senior unsecured revolving credit agreement (the "U.S. Revolving Credit Facility", and together with the March 2022 U.S. Term Loan Credit Facility and the November 2024 U.S. Term Loan Credit Facility, the "U.S. Credit Facilities"), consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2030, which replaced the existing U.S. revolving credit facility. The margin for borrowings under the U.S. Revolving Credit Facility is 1.00% to 2.00% (or between 0.00% and 1.00% in the case of U.S. dollar base rate borrowings) above certain interbank rates at current Company credit ratings.
The U.S. Revolving Credit Facility is guaranteed by Celanese and certain domestic subsidiaries, together representing substantially all of the Company's U.S. assets and business operations (the "Subsidiary Guarantors"). The March 2022 U.S. Term Loan Credit Facility and the November 2024 U.S. Term Loan Credit Facility were guaranteed by Celanese and the Subsidiary Guarantors prior to being fully repaid and terminated as of December 31, 2025.
Certain of the Company's subsidiaries in China have outstanding senior unsecured bank obligations (collectively, the "China Credit Facilities") as follows:

Subsidiary	Maturity	Borrowing Capacity		Interest Rate	As of December 31, 2025
		(In CNY millions)		(In percentages)	(In CNY millions)	(In $ millions)
Celanese (Shanghai) International Trading Co., Ltd ("CSIT")	January 13, 2026	550	(1)	2.700	300	43
Celanese (Nanjing) Chemical Co., Ltd. ("CNCC")	December 25, 2026	800	(2)	2.340	800	114
CNCC	June 17, 2027	200	(2)	2.340	170	25
CNCC	June 28, 2027	800	(2)	2.340	680	97
CNCC	December 21, 2027	500	(3)	2.440	450	64
CNCC	March 6, 2028	750	(2)	2.340	722	103
CNCC	June 9, 2028	1,000	(2)	2.350	872	125
CNCC	July 3, 2028	300	(2)	2.340	300	43
Total					4,294	614
______________________________
(1)Revolving credit facility guaranteed by Celanese U.S. (the "CSIT Revolving Credit Facility"), which bears interest at a fixed rate and is classified as current in the consolidated balance sheets. The CSIT Revolving Credit Facility was fully repaid on January 13, 2026.
(2)Senior unsecured working capital loan bearing interest at certain floating interest rates.
(3)Senior unsecured working capital loan bearing interest at a fixed interest rate.
On April 11, 2025, CNCC entered into a CNY100 million revolving credit facility guaranteed by Celanese U.S. (the "CNCC Revolving Credit Facility" and together with the CSIT Revolving Credit Facility, the "China Revolving Credit Facilities") expiring 12 months from the drawdown date. No draws were initiated as of December 31, 2025.
On October 20, 2025, CNCC entered into a CNY300 million working capital loan expiring three years from the drawdown date. No draws were initiated as of December 31, 2025.
The Company expects the China Credit Facilities will continue to facilitate its efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of its U.S. debt to China at a lower average interest rate.

The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facilities are as follows:

As of December 31, 2025
(In $ millions)
U.S. Revolving Credit Facility
Borrowings outstanding	—
Available for borrowing	1,750
China Revolving Credit Facilities
Borrowings outstanding	43
Available for borrowing	50
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
On December 17, 2025, Celanese U.S. completed a public offering registered under the Securities Act of senior unsecured notes as follows (collectively, the "December 2025 Offering"):

Maturity Date	Aggregate Principal Amount Issued	Offering Price	Interest Rate
	(In millions)
February 15, 2031	$600	100.000%	7.000%
February 15, 2034	$800	100.000%	7.375%
Deferred financing costs related to the December 2025 Offering were $38 million and are being amortized to Interest expense in the consolidated statements of operations over the terms of the applicable notes.
On December 17, 2025, Celanese U.S. completed cash tender offers (the "December 2025 Tender Offers") as follows:

Maturity Date	Aggregate Principal Amount Tendered	Purchase price per $1,000 principal amount	Total Tender Offer Consideration
	(In millions)		(In millions)
July 15, 2027	$946	$1,037.50	$981
November 15, 2028	$254	$1,055.00	$268
The net proceeds from the December 2025 Offering were used (i) to fund the December 2025 Tender Offers, (ii) to repay the outstanding borrowings under the March 2022 U.S. Term Loan Credit Facility and (iii) to pay related fees and expenses.
Fees and expenses related to the December 2025 Tender Offers of $36 million, including accelerated amortization of deferred financing costs associated with the principal amounts tendered, are included in Refinancing expense in the consolidated statements of operations for the year ended December 31, 2025.

On March 14, 2025, Celanese U.S. completed a public offering registered under the Securities Act of senior unsecured notes as follows (collectively, the "March 2025 Offering"):

Maturity Date	Aggregate Principal Amount Issued	Offering Price	Interest Rate
	(In millions)
April 15, 2030	$700	100.000%	6.500%
April 15, 2031	€750	100.000%	5.000%
April 15, 2033	$1,100	100.000%	6.750%
Deferred financing costs related to the March 2025 Offering were $34 million and are being amortized to Interest expense in the consolidated statements of operations over the terms of the applicable notes.
On March 21, 2025, Celanese U.S. completed cash tender offers (the "March 2025 Tender Offers") as follows:

Maturity Date	Aggregate Principal Amount Tendered	Purchase price per $/€1,000 principal amount	Total Tender Offer Consideration
	(In millions)		(In millions)
July 19, 2026	€552	€1,026.68	€567
July 15, 2027	$500	$1,031.10	$516
The net proceeds from the March 2025 Offering, together with borrowings under the November 2024 U.S. Term Loan Credit Facility, were used (i) to fund the March 2025 Tender Offers, (ii) for repayment of other outstanding indebtedness, including a portion of the March 2022 U.S. Term Loan Credit Facility, borrowings under the U.S. Revolving Credit Facility and the 6.050% senior unsecured notes due March 15, 2025, and (iii) to pay related fees and expenses.
Fees and expenses related to the March 2025 Tender Offers of $32 million, including accelerated amortization of deferred financing costs associated with the principal amounts tendered, are included in Refinancing expense in the consolidated statements of operations for the year ended December 31, 2025.
Principal payments scheduled to be made on the Company's debt, including short-term borrowings, are as follows:

As of December 31, 2025
(In $ millions)
2026	1,204
2027	1,357
2028	1,564
2029	1,356
2030	1,800
Thereafter	5,423
Total	12,704
Accounts Receivable Purchasing Facility
On June 13, 2025, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 17, 2026. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's consolidated balance sheets. The Company de-recognized $1.5 billion and $1.5 billion of accounts receivable under this agreement for the years ended December 31, 2025 and 2024, respectively, and collected $1.5 billion and $1.5 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $92 million were pledged by the SPE as collateral to the Purchasers as of December 31, 2025.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe, Japan and Singapore with financial institutions to sell 100%, 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. The Company also has a factoring agreement in China with a financial institution to sell 100% of certain accounts receivable on a limited recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no material continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $717 million and $700 million of accounts receivable under these factoring agreements for the years ended December 31, 2025 and 2024, respectively, and collected $724 million and $640 million of accounts receivable sold under these factoring agreements during the same periods.
The Company has master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts ("BADs"), classified as accounts receivable. Under the Master Discounting Agreements, transfers of BADs are treated as sales and are accounted for as a reduction in accounts receivable because the Master Discounting Agreements transfer effective control over and risk related to the transferred BADs to the financial institutions. The Company has no continuing involvement in the transferred BADs, and the BADs are no longer available to satisfy creditors in the event of a bankruptcy. The Company received $82 million and $100 million from the accounts receivable transferred under the Master Discounting Agreements for the years ended December 31, 2025 and 2024, respectively.
Covenants
The Company's material financing arrangements contain customary covenants, such as events of default and change of control provisions, and in the case of the U.S. Revolving Credit Facility, the maintenance of certain financial ratios (subject to adjustment following certain qualifying acquisitions and dispositions, as set forth in the existing U.S. Revolving Credit Facility, as amended). Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations.
During the years ended December 31, 2025 and 2024, the Company amended certain covenants in certain U.S. Credit Facilities, including financial ratio maintenance covenants.
The Company is in compliance with the covenants in its material financing arrangements as of December 31, 2025.
Due to scheduled step downs of the required consolidated leverage ratio under the U.S. Revolving Credit Facility taking effect beginning in the first quarter of 2026, the Company believes it may be unable to comply with the consolidated leverage ratio in its current form within the twelve-month period subsequent to the date of this filing unless it is able to implement sufficient mitigation strategies. Such strategies include, but are not limited to, amending the outstanding U.S. Revolving Credit Facility consistent with prior similar amendments the Company has obtained over the past several years, obtaining a waiver of the default, replacing the U.S. Revolving Credit Facility with a new revolving credit facility, consummating additional divestiture opportunities, and/or reducing operating costs. Implementation of such strategies may increase the Company's borrowing costs under existing material financing arrangements. If the Company is not able to implement sufficient mitigating strategies and is therefore not able to comply with the consolidated leverage ratio, the lenders under the U.S. Revolving Credit Facility could elect to terminate the facility. As of the date of this filing, the U.S. Revolving Credit Facility has no outstanding borrowings. The Company currently does not expect to draw on the U.S. Revolving Credit Facility to fund its operations or financial obligations within the twelve-month period subsequent to the date of this filing and expects to have sufficient liquidity available to meet its operational and capital investment needs and financial obligations for the foreseeable future.

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
The amount of costs recognized for the Company's defined contribution plans are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In $ millions)
Defined contribution plans	73	79	83

Summarized information on the Company's pension and postretirement benefit plans is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2025	2024	2025	2024
	(In $ millions)
Change in Projected Benefit Obligation
Projected benefit obligation as of beginning of period	2,738	2,923	34	40
Service cost	14	13	1	1
Interest cost	121	125	2	1
Participant contributions	3	—	—	—
Plan amendments(1)	(9)	—	—	—
Net actuarial (gain) loss	20	(31)	1	(1)
Settlements	(17)	(9)	—	—
Benefits paid	(229)	(227)	(5)	(4)
Curtailments	(3)	(7)	—	(2)
Special termination benefits	—	1	—	—
Exchange rate changes	84	(50)	2	(1)
Projected benefit obligation as of end of period	2,722	2,738	35	34
Change in Plan Assets
Fair value of plan assets as of beginning of period	2,493	2,652	—	—
Actual return on plan assets	194	66	—	—
Employer contributions	49	50	5	4
Participant contributions	3	—	—	—
Settlements	(17)	(9)	—	—
Benefits paid(2)	(229)	(227)	(5)	(4)
Exchange rate changes	59	(39)	—	—
Fair value of plan assets as of end of period	2,552	2,493	—	—
Funded status as of end of period	(170)	(245)	(35)	(34)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent Other assets	159	135	—	—
Current Other liabilities	(22)	(22)	(3)	(3)
Benefit obligations	(307)	(358)	(32)	(31)
Net amount recognized	(170)	(245)	(35)	(34)
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:
Net actuarial (gain) loss(3)	24	28	—	—
Prior service (benefit) cost	(9)	—	(1)	(1)
Net amount recognized	15	28	(1)	(1)
______________________________
(1)The Company's U.S. qualified defined benefit pension plan was amended effective January 1, 2026 resulting in a gain to be amortized into net periodic benefit cost ratably over the next five years.
(2)Includes benefit payments to nonqualified pension plans of $18 million and $19 million as of December 31, 2025 and 2024, respectively.
(3)Relates to the pension plans of the Company's equity method investments.

The percentage of U.S. and international projected benefit obligation at the end of the period is as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2025	2024	2025	2024
	(In percentages)
U.S. plans	70	71	38	38
International plans	30	29	62	62
Total	100	100	100	100
The percentage of U.S. and international fair value of plan assets at the end of the period is as follows:

	Pension Benefits As of December 31,
	2025	2024
	(In percentages)
U.S. plans	72	74
International plans	28	26
Total	100	100
Pension plans with projected benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2025	2024
	(In $ millions)
Projected benefit obligation	726	711
Fair value of plan assets	397	332
Pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2025	2024
	(In $ millions)
Accumulated benefit obligation	707	691
Fair value of plan assets	395	332
Other postretirement plans with accumulated postretirement benefit obligations in excess of plan assets are as follows:

	As of December 31,
	2025	2024
	(In $ millions)
Accumulated postretirement benefit obligation	35	34

The accumulated benefit obligation for all defined benefit pension plans is as follows:

	As of December 31,
	2025	2024
	(In $ millions)
Accumulated benefit obligation	2,695	2,706
The components of net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2025	2024	2023	2025	2024	2023
	(In $ millions)
Service cost	14	13	11	1	1	—
Interest cost	121	125	132	2	1	2
Expected return on plan assets	(130)	(135)	(132)	—	—	—
Recognized actuarial (gain) loss	(46)	38	63	1	(1)	3
Curtailment (gain) loss	(3)	(7)	—	—	(2)	—
Settlement (gain) loss	—	—	1	—	—	—
Special termination benefit	—	1	—	—	—	—
Total	(44)	35	75	4	(1)	5
The Company maintains nonqualified pension plans funded with nonqualified trusts for certain U.S. employees as follows:

	As of December 31,
	2025	2024
	(In $ millions)
Nonqualified Trust Assets
Marketable securities	7	6
Noncurrent Other assets, consisting of insurance contracts	18	18
Nonqualified Pension Obligations
Current Other liabilities	17	18
Benefit obligations	130	136
(Income) expense relating to the nonqualified pension plans included in net periodic benefit cost, excluding returns on the assets held by the nonqualified trusts, is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In $ millions)
Total	11	6	16

Valuation
The principal weighted average assumptions used to determine benefit obligation are as follows:

	Pension Benefits As of December 31,		Postretirement Benefits As of December 31,
	2025	2024	2025	2024
	(In percentages)
Discount Rate Obligations
U.S. plans	5.2	5.6	5.1	5.5
International plans	3.7	3.1	4.9	4.4
Combined	4.7	4.8	4.9	4.8
Rate of Compensation Increase(1)
International plans	2.9	3.1
_____________________________
(1)Benefits under the Company's U.S. qualified defined benefit pension plan are frozen and the plan is closed to new participants.
The principal weighted average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2025	2024	2023	2025	2024	2023
	(In percentages)
Discount Rate Obligations
U.S. plans	5.6	5.1	5.5	5.5	5.1	5.4
International plans	3.1	3.1	3.4	4.4	4.1	4.7
Combined	4.8	4.5	4.9	4.8	4.5	5.1
Discount Rate Service Cost
U.S. plans(1)	N/A	N/A	N/A	6.2	5.7	5.9
International plans	2.5	2.9	3.5	4.3	3.7	4.4
Combined	2.5	2.9	3.5	4.3	3.7	4.5
Discount Rate Interest Cost
U.S. plans	5.3	5.1	5.4	5.2	5.1	5.3
International plans	2.9	3.0	3.4	4.1	4.1	4.7
Combined	4.6	4.5	4.8	4.5	4.4	5.0
Expected Return on Plan Assets
U.S. plans	5.5	5.5	5.5
International plans	4.8	4.8	4.4
Combined	5.3	5.3	5.2
Rate of Compensation Increase(1)
International plans	3.1	2.8	2.8
Interest Crediting Rate
U.S. plans	4.5	4.1	4.3
International plans	1.3	1.4	1.0
Combined	4.3	4.0	4.3
_____________________________
(1)Benefits under the Company's U.S. qualified defined benefit pension plan are frozen and the plan is closed to new participants.

The Company's health care cost trend assumptions for U.S. postretirement medical plan's net periodic benefit cost are as follows:

	As of December 31,
	2025	2024	2023
	(In percentages, except year)
Health care cost trend rate assumed for next year	7.5	7.0	7.3
Health care cost trend ultimate rate	5.5	5.0	5.0
Health care cost trend ultimate rate year	2033	2032	2032
Plan Assets
The weighted average target asset allocations for the Company's pension plans in 2025 are as follows:

	U.S. Plans	International Plans
	(In percentages)
Bonds - domestic to plans	84	34
Equities - domestic to plans	8	14
Equities - international to plans	8	19
Other	—	33
Total	100	100
On average, the actual return on the U.S. qualified defined pension plans' assets over the long-term (20 years) has exceeded the expected long-term rate of asset return assumption. The U.S. qualified defined benefit plans' actual return on assets for the year ended December 31, 2025 was 9.5% versus an expected long-term rate of asset return assumption of 5.5%. The expected long-term rate of asset return assumption used to determine 2026 net periodic benefit cost is 5.5% for the U.S. qualified defined benefit plans.
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

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Total
	As of December 31,
	2025	2024	2025	2024	2025	2024
	(In $ millions)
Assets
Cash and cash equivalents	14	12	—	—	14	12
Derivatives
Swaps	—	—	28	13	28	13
Equity securities
U.S. companies	98	26	—	—	98	26
International companies	111	126	—	—	111	126
Fixed income
Corporate debt	—	—	630	624	630	624
Treasuries, other debt	54	47	1,035	1,008	1,089	1,055
Mortgage backed securities	—	—	16	14	16	14
Insurance contracts	—	—	118	109	118	109
Other	3	3	21	21	24	24
Total investments, at fair value(1)	280	214	1,848	1,789	2,128	2,003
Liabilities
Derivatives
Swaps	—	—	28	13	28	13
Total liabilities	—	—	28	13	28	13
Total net assets(2)	280	214	1,820	1,776	2,100	1,990
______________________________
(1)The fair value of certain investments is measured using NAV per share. These investments are excluded from the fair value hierarchy as follows:

	Year Ended December 31,
	2025	2024
	(In $ millions)
Pooled-type investments	389	431
Registered investment companies	29	34
Short-term investment funds	24	35
(2)Total net assets excludes non-financial plan receivables and payables of $11 million and $1 million, respectively, as of December 31, 2025 and $20 million and $17 million, respectively, as of December 31, 2024. Non-financial items include due to/from broker, interest receivables and accrued expenses.

Benefit obligation funding is as follows:

Total Expected 2026
(In $ millions)
Cash contributions to defined benefit pension plans	33
Benefit payments to nonqualified pension plans	17
Benefit payments to other postretirement benefit plans	3
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefits expected to be paid are as follows:

	As of December 31, 2025
	Pension Benefit Payments(1)	Company Portion of Postretirement Benefit Cost(2)
	(In $ millions)
2026	276	3
2027	235	3
2028	232	3
2029	229	2
2030	219	2
2031-2035	984	11
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
The components of environmental remediation liabilities, included in current and noncurrent Other liabilities, are as follows:

	As of December 31,
	2025	2024
	(In $ millions)
Demerger obligations (Note 19)	24	14
Divestiture obligations (Note 19)	15	14
Active sites	23	23
U.S. Superfund sites	9	10
Other environmental remediation liabilities	2	2
Total	73	63

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
The Company did not record any insurance recoveries during 2025 or have any receivables for insurance recoveries related to these matters as of December 31, 2025.
German InfraServ Entities
The Company's InfraServ equity affiliates (Note 7) are liable for any residual contamination and other pollution because they own the real estate on which the individual facilities operate. In addition, Hoechst, and its legal successors, as responsible parties under German public law, are liable to third parties for environmental damage that occurred while it was still the owner of the plants and real estate (Note 19). The contribution agreements entered into in 1997 between Hoechst and the respective operating companies, as part of the divestiture of these companies, provide that the operating companies will indemnify Hoechst, and its legal successors, against environmental liabilities resulting from the transferred businesses. In addition, the InfraServ equity affiliates have agreed to indemnify Hoechst, and its legal successors, against any environmental liability arising out of or in connection with environmental pollution of any site..
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
The Company's ownership interest and environmental liability participation percentages for such liabilities, which cannot be attributed to an InfraServ partner are as follows:

	As of December 31, 2025
	Ownership	Liability	Reserves(1)
	(In percentages)		(In $ millions)
InfraServ GmbH & Co. Gendorf KG	30	10	9
InfraServ GmbH & Co. Hoechst KG	31	42	68
Yncoris GmbH & Co. KG	22	23	1
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
Like the earlier lawsuit, the 2023 OCC lawsuit also was stayed pending resolution of the request for judicial approval of the Consent Decree in the Consent Decree Action. On December 18, 2024, the U.S. District Court for the District of New Jersey granted the United States' motion to enter the Consent Decree in the Consent Decree Action. OCC and Nokia of America Corporation have appealed the District Court's decision entering the Consent Decree to the U.S. Court of Appeals for the Third Circuit. The briefing on appeal has been completed. No oral argument date has been set.
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
14. Shareholders' Equity
Common Stock
The Company's Board of Directors follows a policy of declaring, subject to legally available funds, a quarterly cash dividend on each share of the Company's Common Stock, par value $0.0001 per share ("Common Stock"), unless the Company's Board of Directors, in its sole discretion, determines otherwise. The amount available to the Company to pay its current and anticipated regular quarterly cash dividends is not currently restricted by its existing material financing arrangements and its indentures governing its senior unsecured notes. Any decision to declare and pay dividends in the future will be made at the discretion of the Company's Board of Directors and will depend on, among other things, the results of operations, cash requirements, financial condition, contractual restrictions and other factors that the Company's Board of Directors may deem relevant.
The Company declared a quarterly cash dividend of $0.03 per share on its Common Stock on February 11, 2026, amounting to $3 million. The cash dividend will be paid on March 10, 2026 to holders of record as of February 24, 2026.
Beginning in the first quarter of 2025, the Company reduced its quarterly dividend by approximately 95%.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

Total From February 2008 Through December 31, 2025

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
The Company did not repurchase any Common Stock during the years ended December 31, 2025, 2024 and 2023.
Other Comprehensive Income (Loss), Net

	Year Ended December 31,
	2025			2024			2023
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation(1)	(130)	130	—	(41)	(60)	(101)	(275)	62	(213)
Gain (loss) on derivative hedges	74	(11)	63	2	(2)	—	(12)	6	(6)
Pension and postretirement benefits gain (loss)	13	1	14	(5)	—	(5)	(8)	1	(7)
Total	(43)	120	77	(44)	(62)	(106)	(295)	69	(226)
______________________________
(1)Includes gross foreign currency translation adjustments related to non-controlling interests of $5 million, $(2) million and $0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Adjustments to Accumulated other comprehensive income (loss), net, attributable to Celanese Corporation are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Derivative Hedges (Note 17)	Pension and Postretirement Benefits Gain (Loss) (Note 12)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2022	(488)	(22)	(8)	(518)
Other comprehensive income (loss) before reclassifications	(275)	(3)	(8)	(286)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(9)	—	(9)
Income tax (provision) benefit	62	6	1	69
As of December 31, 2023	(701)	(28)	(15)	(744)
Other comprehensive income (loss) before reclassifications	(39)	139	(5)	95
Amounts reclassified from accumulated other comprehensive income (loss)	—	(137)	—	(137)
Income tax (provision) benefit	(60)	(2)	—	(62)
As of December 31, 2024	(800)	(28)	(20)	(848)
Other comprehensive income (loss) before reclassifications	(135)	6	13	(116)
Amounts reclassified from accumulated other comprehensive income (loss)	—	68	—	68
Income tax (provision) benefit	130	(11)	1	120
As of December 31, 2025	(805)	35	(6)	(776)

15. Income Taxes
The Company proactively monitors new income tax guidance and assesses the expected impact, if any, on the Company's filing positions and will record the impacts as discrete income tax expense adjustments in the period the guidance is finalized or becomes effective.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. Key provisions of the OBBBA include the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act (the "TCJA"), impacting the period of cost recovery for capital expenditures, the calculation of allowable business interest expense, and the timing of deductions for domestic research and development expenses. The OBBBA also modifies international tax provisions to adjust tax rate increases scheduled for January 2026, the amount of allowable foreign tax credits to offset deemed income inclusions in the U.S., and the required allocation of U.S. expenses such as interest and stewardship to specific categories of international income. Certain provisions which impact the Company are effective starting in 2025, while others are not effective until 2026. Although the Company is still actively evaluating the entire impact of the OBBBA on its operations, it does not currently expect the OBBBA to have a material impact on its future effective tax rate and cash taxes, once it becomes fully effective.
Due to the 2017 TCJA and resulting uncertainty as to future foreign source income, the Company previously recorded a valuation allowance on its foreign tax credit carryforwards. The Company is currently evaluating tax planning strategies to enable the use of the Company's foreign tax credit carryforwards that may decrease the Company's effective tax rate in future periods as the valuation allowance is reversed.
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
In July 2023, the OECD published Administrative Guidance proposing certain safe harbor provisions, including an effective rate test and a routine profits test, which if satisfied effectively delay effective dates of Pillar Two to January 1, 2027. The EU and a significant number of other countries have or are expected to implement the safe harbor in local legislation. Based on these safe harbor provisions, the Company currently expects that several material jurisdictions, including the U.S., Netherlands, Switzerland, Germany, China, Singapore and Canada, will qualify for the safe harbor effectively delaying the application of the global minimum tax until January 1, 2027.
On January 5, 2026, the OECD issued administrative guidance that establishes an exemption from the income inclusion rule and the undertaxed profits rule for MNE groups whose ultimate parent entity is located in a jurisdiction with a qualified side by side regime. Upon initial review, the U.S. would appear to qualify because it has a qualified domestic tax system and a qualified worldwide tax system. As a result, U.S. based groups could potentially be exempt from the OECD Pillar Two requirements other than for domestic top-up taxes and for certain reporting requirements. The Company will actively monitor the local country implementation of the new administrative guidance to determine the impact of the side by side system on its future filing positions.
The Company will continue to monitor the developments and implementation of the OECD BEPS projects. Currently, the Company does not meet the requirements for the application of Pillar One. After an initial assessment of the application of the safe harbor provisions on a global basis, the Company determined that there was not a material impact from the local adoption of the OECD Pillar Two proposals in 2025, but is continuing to model the effect of these provisions, as well as the impact of the January 2026 administrative guidance, on its future effective tax rate and cash taxes.

Income Tax Provision
Earnings (loss) from continuing operations before tax by jurisdiction are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In $ millions)
U.S.	(1,491)	(2,292)	(185)
International	271	1,273	1,346
Total	(1,220)	(1,019)	1,161
The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2025	2024	2023
	(In $ millions)
Current
U.S. - Federal	2	70	4
U.S. - State	1	9	4
International	158	239	162
Total	161	318	170
Deferred
U.S. - Federal	(99)	(84)	(170)
U.S. - State	(8)	(6)	(13)
International	(144)	279	(782)
Total	(251)	189	(965)
Total	(90)	507	(795)

A reconciliation of the significant differences between the U.S. federal statutory tax rate of 21% and the effective income tax rate on income from continuing operations is as follows:

	Year Ended December 31, 2025
	(In $ millions, except percentages)
Income tax provision computed at U.S. federal statutory tax rate	(256)	21.0%
U.S.
State and local income tax, net of federal income tax effect	(9)	0.7%
Changes in valuation allowances	39	(3.2)%
Tax credits	(3)	0.2%
Nontaxable or nondeductible items
Goodwill impairment losses	239	(19.6)%
Other	10	(0.8)%
Total Nontaxable or nondeductible items	249	(20.4)%
Effect of cross-border tax laws
Subpart F	43	(3.5)%
Global intangible low-taxed income	21	(1.7)%
Other	11	(0.9)%
Total Effect of cross-border tax laws	75	(6.1)%
Other, net	(3)	0.3%
Total U.S.	348	(28.5)%
Foreign tax effects
China
Changes in valuation allowances	25	(2.0)%
Other	8	(0.7)%
Cyprus
Nontaxable or nondeductible items	(45)	3.7%
Other	(10)	0.8%
Germany
Asset transfers between wholly-owned foreign affiliates	(72)	5.9%
Trade taxes	(47)	3.9%
Other	(1)	0.1%
Hong Kong
Dividends	(25)	2.0%
Other	(2)	0.2%
Mexico	(7)	0.6%
Netherlands
Changes in valuation allowances	(15)	1.2%
Other	18	(1.5)%
Switzerland
Asset and investment impairment	(10)	0.8%
Asset transfers between wholly-owned foreign affiliates	33	(2.7)%
Cantonal taxes	18	(1.5)%
Foreign tax rate differential	41	(3.4)%
Foreign exchange permanent items	(42)	3.4%
Other	19	(1.5)%
Other foreign jurisdictions	(18)	1.5%
Total Foreign tax effects	(132)	10.8%
Changes in unrecognized tax benefits	(50)	4.1%
Income tax provision (benefit)	(90)	7.4%

	Year Ended December 31,
	2024	2023
	(In $ millions, except percentages)
Income tax provision computed at U.S. federal statutory tax rate	(212)	243
Change in valuation allowance	370	(150)
Equity income and dividends	(41)	(27)
(Income) expense not resulting in tax impact, net	327	(9)
U.S. tax effect of foreign earnings and dividends	184	384
Foreign tax credits	(137)	(73)
Other foreign tax rate differentials	(66)	(108)
Legislative changes	(6)	(44)
State income taxes, net of federal benefit	12	(8)
Asset transfers between wholly-owned foreign affiliates	87	(839)
Other, net	(11)	(164)
Income tax provision (benefit)	507	(795)

Effective income tax rate	(49.8)%	(68.5)%
In November 2022, the Company completed the acquisition of the Mobility & Materials business of DuPont de Nemours, Inc.(the "M&M Acquisition"). In 2023, in furtherance of its integration strategy for the M&M Acquisition, the Company continued to relocate certain intangible assets to better align with the acquired foreign operations. In addition, in late 2023, as part of its overall integration approach, the Company initiated a strategy to realign its European headquarters and principal operations to Switzerland to achieve operational efficiencies by leveraging an acquired site for future growth and improved alignment of ownership of intangible assets with future technology and innovation efforts to be conducted locally. These operational efficiencies are expected to include, (i) centralized regional manufacturing, sales and operational planning, procurement and business leadership and (ii) cost and facility savings.
The headquarters and principal operations realignment strategy, and the relocation of intangible assets to wholly-owned foreign affiliates, generated a net deferred tax benefit of approximately $725 million. In addition, the relocation of these intangible assets resulted in the utilization of approximately $230 million of the Company's existing U.S. foreign tax credit carryforwards. These carryforwards had previously been offset by a full valuation allowance.
During the three months ended June 30, 2024, the Company completed an internal integration-related restructuring of its acquired China operations in order to align with existing operations and to optimize the Company's internal treasury operations. This restructuring of the Chinese operations consisted of a sale within the Company that resulted in a China capital gains tax of approximately $87 million.
Included in the Other, net line in the effective income tax rate reconciliation above is the U.S. GAAP gain in excess of the tax gain related to the formation of the Nutrinova joint venture of $102 million for the year ended December 31, 2023 (Note 4). In addition, included in the Other, net line in the effective income tax rate reconciliation above are U.S. benefits of foreign derived intangible income of $0 million and $72 million, and changes in uncertain tax positions of $(2) million and $5 million for the years ended December 31, 2024, and 2023, respectively.
During the three months ended December 31, 2024, the Company recorded a noncash goodwill impairment loss of $1.5 billion in the Engineered Materials segment (Note 9). The impairment of goodwill is not deductible for tax purposes and the tax effect of this non-deductible expense of $319 million is included in the (Income) expense not resulting in tax impact, net line above. In addition, due to the changes in forecasted profits for the engineered materials reporting unit included in the impairment analysis, the Company also recorded a valuation allowance against certain local country, non-U.S. tax credit carryforwards of $386 million.
During the three months ended September 30, 2025, the Company recorded a noncash goodwill impairment loss of $1.1 billion in the Engineered Materials segment. As of December 31, 2025, the Engineered Materials segment had goodwill of $3.8 billion (Note 9). The tax effect of this non-deductible expense of $239 million is included in the U.S. jurisdiction Goodwill Impairment line above.

During the three months ended September 30, 2025, the Company further integrated global principal operations and relocated certain intangible assets among wholly-owned foreign affiliates, resulting in the recognition of deferred tax benefit. During the three months ended June 30, 2025, the Company settled tax examinations with the German tax authorities for the tax years 2008 through 2012 and recorded a tax benefit upon the closure of those examinations.
During the three months ended March 31, 2025, the Company increased its valuation allowance on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses during the carry forward period.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets and liabilities are as follows:

	As of December 31,
	2025	2024
	(In $ millions)
Deferred Tax Assets
Pension and postretirement obligations	35	58
Accrued expenses	118	69
Depreciation and amortization	149	—
Inventory	—	18
Net operating loss carryforwards	931	752
Tax credit carryforwards	268	560
Intangibles and other	928	419
Subtotal	2,429	1,876
Valuation allowance(1)	(1,327)	(1,106)
Total	1,102	770
Deferred Tax Liabilities
Depreciation and amortization	—	152
Inventory	3	—
Investments in affiliates	154	163
Other	117	127
Total	274	442
Net deferred tax assets (liabilities)(2)	828	328
______________________________
(1)Includes deferred tax asset valuation allowances for the Company's deferred tax assets in Switzerland, the U.S., Luxembourg, Spain, China, Germany, the Netherlands, Mexico, the United Kingdom, Malta, Singapore, Hong Kong, Canada, Belgium and Austria. These valuation allowances relate primarily to net operating loss carryforward benefits, foreign tax credit carryforwards and other net deferred tax assets, all of which may not be realizable.
(2)Includes net deferred tax liabilities of $19 million classified as held for sale (Note 4).
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

Tax Carryforwards
•Net Operating Loss and Capital Loss Carryforwards
As of December 31, 2025, the Company had available U.S. federal net operating loss carryforwards of $15 million that are subject to limitation. These net operating loss carryforwards begin to expire in 2036. As of December 31, 2025, the Company also had available state net operating loss carryforwards, net of federal tax impact, of $40 million, $27 million of which are offset by a valuation allowance due to uncertain recoverability. The Company also has foreign net operating loss carryforwards available as of December 31, 2025 of $5.0 billion primarily for Switzerland, Luxembourg, Malta, Spain, Singapore, the United Kingdom and China with various expiration dates. Net operating loss carryforwards of $190 million in China are scheduled to continue to expire through 2030. Net operating loss carryforwards of $2.0 billion in Switzerland, which includes Cantonal loss carryforwards, are partially offset by a valuation allowance of $788 million due to uncertain recoverability and are scheduled to continue to expire through 2031. Net operating losses in most other foreign jurisdictions do not have an expiration date. The Company acquired capital loss carryforwards of $173 million as part of the M&M Acquisition that are subject to annual limitation due to the ownership change. The Company fully offset these capital loss carryforwards with a valuation allowance due to uncertain recoverability. For the year ended December 31, 2025, the Company's U.S. state income tax expense was primarily concentrated in Virginia and Texas.
•Tax Credit Carryforwards
The Company had available $240 million of U.S. foreign tax credit carryforwards, which are offset by a valuation allowance of $240 million due to uncertain recoverability and $18 million of alternative minimum tax credit carryforwards in the U.S. The foreign tax credit carryforwards are subject to a ten-year carryforward period and begin to expire in 2027. The alternative minimum tax credits are subject to annual limitation due to prior ownership changes but have an unlimited carryforward period and can be used to offset federal tax liability in future years.
The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is necessary. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in the applicable carryback or carryforward periods. Changes in the Company's estimates of future taxable income and prudent and feasible tax planning strategies will affect the estimate of the realization of the tax benefits of these foreign tax credit carryforwards. Accordingly, the Company is currently evaluating tax planning strategies to enable use of the foreign tax credit carryforwards that may decrease the Company's effective tax rate in future periods as the valuation allowance is reversed.
Uncertain Tax Positions
Activity related to uncertain tax positions is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In $ millions)
As of the beginning of the year	213	224	275
Increases (decreases) in tax positions for the current year	3	(3)	10
Increases in tax positions for prior years	11	6	9
Decreases in tax positions for prior years	(31)	(6)	(35)
Increases (decreases) due to settlements	(24)	(8)	(35)
As of the end of the year	172	213	224

Total uncertain tax positions that if recognized would impact the effective tax rate	231	236	244
Total amount of interest expense (benefit) and penalties recognized in the consolidated statements of operations(1)	(14)	7	22
Total amount of interest expense and penalties recognized in the consolidated balance sheets	63	77	71
______________________________
(1)Primarily interest on uncertain tax positions and the release of tax positions due to changes in assessment, statute lapses or audit closures that were reflected in the consolidated statements of operations.

Income Tax Examinations
The Company's tax returns have been under audit for the years 2013 through 2015 by the United States, Netherlands and Germany (the "Authorities"). In September 2021, the Company received a draft joint audit report proposing adjustments to transfer pricing and the reallocation of income between the related jurisdictions. The Authorities also proposed to apply these adjustments to open tax years through 2019. The Company and the Authorities were unable to reach an agreement jointly and therefore the audits continued on a separate jurisdictional basis. During the three months ended December 31, 2022, the Company concluded settlement discussions with the Dutch tax authority. During the three months ended September 30, 2024, the Company concluded settlement discussions with the German tax authority related to the German transfer pricing audit. The Company is engaged in continuing discussions with the U.S. tax authority on joint audit matters, as well as other separate matters, and is currently evaluating all additional potential remedies regarding the ongoing examinations.
In addition, the Company's income tax returns in Mexico are under audit for the years 2018 through 2020, in Canada for the years 2016 through 2022, in the U.S. for the years 2016 through 2020, and in Germany for the years after 2012. In August 2023, the Company negotiated a partial settlement with the Mexico tax authorities for its audit for the year 2018. The partial settlement did not have a material impact on income tax expense in the consolidated statements of operations. The Company is in discussions with the Mexican tax authorities regarding the preliminary findings from the 2019 audit. In September 2023, the Canadian tax authorities opened tax audits for the years 2019 through 2022, and the audits are in the preliminary stages. The Company is in ongoing discussions regarding the audit findings with the Canadian tax authorities for the years 2016 through 2018 and does not expect a material impact to income tax expense resulting from the audit. The audit in the U.S. for the years 2016 through 2020 is in the data gathering phase. During the three months ended March 31, 2025, the Company began settlement discussions with the German tax authorities on certain matters related to the German audit for the years after 2007, and during the three months ended June 30, 2025, the Company concluded settlement discussions with the German tax authorities for the years 2008 through 2012. The associated tax effects from the settlement discussions are included in income tax expense in the consolidated statements of operations for the year ended December 31, 2025. The Company will record the impacts of any additional audit settlements as they are concluded but currently does not expect material impacts to the consolidated statements of operations.
As of December 31, 2025, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the examinations by governmental authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the governmental authorities are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its position, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.
16. Leases
The components of lease cost are as follows:

	Year Ended December 31,			Statement of Operations Classification
	2025	2024	2023
	(In $ millions)
Operating lease cost	94	99	99	Cost of sales / Selling, general and administrative expenses
Short-term lease cost	13	18	19	Cost of sales / Selling, general and administrative expenses
Variable lease cost	17	17	13	Cost of sales / Selling, general and administrative expenses
Finance lease cost
Amortization of leased assets	18	20	21	Cost of sales
Interest on lease liabilities	7	8	10	Interest expense
Total	149	162	162

Balances related to leases are as follows:

	As of December 31,		Balance Sheet Classification
	2025	2024
	(In $ millions)
Lease Assets
Operating lease assets	359	388	Operating lease ROU assets
Finance lease assets	106	119	Property, plant and equipment, net
Total	465	507

Lease Liabilities
Current
Operating	71	79	Current Other liabilities
Finance	23	23	Short-term borrowings and current installments of long-term debt
Noncurrent
Operating	265	294	Operating lease liabilities
Finance	106	122	Long-term debt
Total	465	518

	As of December 31,
	2025	2024
Weighted-Average Remaining Lease Term (years)
Operating leases	8.5	8.4
Finance leases	7.2	7.7

Weighted-Average Discount Rate
Operating leases	3.3%	3.3%
Finance leases	5.3%	5.6%
Cash flow information related to leases is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In $ millions)
Operating cash flows from operating leases	88	90	92
Operating cash flows from finance leases	7	8	10
Financing cash flows from finance leases	23	24	24

ROU assets obtained in exchange for finance lease liabilities	2	27	2
ROU assets obtained in exchange for operating lease liabilities	51	70	58

Maturities of lease liabilities are as follows:

	As of December 31, 2025
	Operating Leases	Finance Leases
	(In $ millions)
2026	77	28
2027	61	25
2028	50	22
2029	44	20
2030	37	17
Later years	113	60
Total lease payments	382	172
Less amounts representing interest	(46)	(43)
Total	336	129
As of December 31, 2025, the Company has two operating lease commitments of $66 million contracted to begin in 2026 each with a lease term of 10 years.
17. Derivative Financial Instruments
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Gain (Loss) Recognized in Earnings (Loss)			Statement of Operations Classification
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	10	—	(5)	3	(2)	2	Cost of sales
Interest rate swaps	—	—	—	(7)	(7)	(7)	Interest expense
Foreign currency forwards	—	—	5	—	—	5	Cost of sales
Total	10	—	—	(4)	(9)	—

Designated as Fair Value Hedges
Cross-currency swaps(1)	(5)	142	(1)	(64)	146	9	Foreign exchange gain (loss), net

Designated as Net Investment Hedges
Foreign currency denominated debt	(295)	153	(106)	—	—	—	N/A
Cross-currency swaps(2)	(368)	147	(174)	—	—	—	N/A
Total	(663)	300	(280)	—	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	—	32	(26)	(19)	Foreign exchange gain (loss), net; Other income (expense), net
______________________________
(1)On March 17, 2025, in conjunction with the March 2025 Offering (Note 11), the Company entered into cross-currency swaps to effectively convert $400 million of certain senior unsecured notes due April 15, 2030 into Japanese yen-denominated borrowings at prevailing yen interest rates, maturing on April 15, 2030. The swaps qualify and have been designated as fair value hedges of the Company's foreign currency exchange rate exposure on the long-term debt of its Japanese yen-denominated subsidiary.

In August 2023, the Company entered into cross-currency swaps to effectively convert $500 million of certain senior unsecured notes due July 15, 2029 (Note 11) into Japanese yen-denominated borrowings at prevailing yen interest rates, maturing on July 15, 2029. The swaps qualify and have been designated as fair value hedges of the Company's foreign currency exchange rate exposure on the long-term debt of its Japanese yen-denominated subsidiary.
In August 2023, the Company entered into cross-currency swaps to effectively convert $500 million of certain senior unsecured notes due November 15, 2028 (Note 11) into five-year euro-denominated borrowings at prevailing euro interest rates maturing on November 15, 2028. The swaps qualify and have been designated as fair value hedges of the Company's foreign currency exchange rate exposure on the long-term debt of its euro-denominated subsidiary.
In August 2023, the Company entered into cross-currency swaps to effectively convert $500 million of certain senior unsecured notes due November 15, 2030 (Note 11) into seven-year euro-denominated borrowings at prevailing euro interest rates maturing on November 15, 2030. The swaps qualify and have been designated as fair value hedges of the Company's foreign currency exchange rate exposure on the long-term debt of its euro-denominated subsidiary.
(2)In April 2024, the Company entered into cross-currency swaps to effectively convert $1.0 billion of senior unsecured notes due November 15, 2033 (Note 11) into Chinese yuan-denominated borrowings at prevailing yuan interest rates, maturing on November 15, 2033. The swaps qualify and have been designated as net investment hedges of the Company's foreign currency exchange rate exposure on the net investment of certain of its Chinese yuan-denominated subsidiaries.
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
Derivatives Not Designated As Hedges
Foreign Currency Forwards and Swaps
Each of the contracts included in the table below will have approximately offsetting effects from actual underlying payables, receivables, intercompany loans or other assets or liabilities subject to foreign exchange remeasurement. The total U.S. dollar equivalents of net foreign exchange exposure related to (short) long foreign exchange forward contracts outstanding by currency are as follows:

2026 Maturity
(In $ millions)
Currency
Brazilian real	(34)
British pound sterling	147
Canadian dollar	6
Chinese yuan	75
Euro	23
Hungarian forint	20
Indian rupee	(25)
Indonesian rupiah	(10)
Japanese yen	18
Korean won	190
Mexican peso	145
Singapore dollar	35
Swedish krona	(7)
Swiss franc	42
Thai baht	(12)
Other	(1)
Total	612

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the consolidated balance sheets is as follows:

	As of December 31,
	2025	2024
	(In $ millions)
Derivative Assets
Gross amount recognized	291	250
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	291	250
Gross amount not offset in the consolidated balance sheets	28	38
Net amount	263	212

Derivative Liabilities
Gross amount recognized	706	273
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	706	273
Gross amount not offset in the consolidated balance sheets	28	38
Net amount	678	235
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

		Fair Value Measurement
		Significant Other Observable Inputs (Level 2)
		Other assets		Other liabilities
	Notional Amount	Current	Noncurrent	Current	Noncurrent
	(In millions)	(In $ millions)
As of December 31, 2025
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$46	4	44	—	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	€909	14	—	8	86
Cross-currency swaps(1)	¥132,242	42	76	7	—
Derivatives Designated as Net Investment Hedges
Cross-currency swaps and foreign currency denominated debt	€4,899	82	—	65	429
Cross-currency swaps(2)	¥7,268	17	—	6	89
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$2,184	12	—	16	—
Total		171	120	102	604
As of December 31, 2024
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$48	4	37	—	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	€909	20	10	7	—
Cross-currency swaps(1)	¥72,710	26	33	4	—
Derivatives Designated as Net Investment Hedges
Cross-currency swaps and foreign currency denominated debt	€4,564	88	—	56	134
Cross-currency swaps(2)	¥7,268	21	—	7	26
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$2,777	11	—	19	20
Total		170	80	93	180
______________________________
(1)Notional amount denominated in Japanese yen.
(2)Notional amount denominated in Chinese yuan.
Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

			Fair Value Measurement
	Carrying Amount		Significant Other Observable Inputs (Level 2)		Unobservable Inputs (Level 3)		Total
	As of December 31,
	2025	2024	2025	2024	2025	2024	2025	2024
	(In $ millions)
Equity investments without readily determinable fair values	170	170	—	—	—	—	—	—
Insurance contracts in nonqualified trusts	18	18	19	18	—	—	19	18
Long-term debt, including current installments of long-term debt	12,614	12,527	12,592	12,470	129	145	12,721	12,615

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
As of December 31, 2025 and 2024, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
19. Commitments and Contingencies
Commitments
Guarantees
Equity Affiliates
As of December 31, 2025, the Company directly guarantees $145 million and €31 million of various debt obligations under agreements with third parties related to certain equity affiliates. The guarantees remain in force until all guaranteed obligations are paid and the underlying debt agreements entered into by certain equity affiliates are terminated. These amounts represent the maximum potential amount of future (undiscounted) payments that the Company could be required to make under the guarantees. The Company would be required to perform on these guarantees in the event of default by the guaranteed party.
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
The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of December 31, 2025 are $121 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the obligations contain monetary and/or time limitations, which extend through 2037. The aggregate amount of outstanding indemnifications and guarantees provided for under these agreements is $103 million as of December 31, 2025. Other agreements do not provide for any monetary or time limitations.
Based on the Company's evaluation of currently available information, including the number of requests for indemnification or other payment received by the Company, the Company cannot estimate the remaining divestiture obligations, if any, in excess of amounts accrued.
Purchase Obligations
In the normal course of business, the Company enters into various purchase commitments for goods and services. The Company maintains a number of "take-or-pay" contracts for purchases of raw materials, utilities and other services. Certain of the contracts contain a contract termination buy-out provision that allows for the Company to exit the contracts for amounts less than the remaining take-or-pay obligations. In addition, the Company has other outstanding commitments representing maintenance and service agreements, energy and utility agreements, consulting contracts and software agreements.
Unconditional purchase obligations are expected to be paid through 2042 as follows:

(In $ millions)
2026	518
2027	454
2028	330
2029	271
2030	245
Thereafter	1,296
Total	3,114
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
As previously reported, in July 2020, the Company settled a European Commission competition law investigation involving certain of its subsidiaries and three other companies related to certain past ethylene purchases. Shell Chemicals Europe, certain Repsol entities represented by Stichting Ethylene Claims ("Stichting"), TotalEnergies, OMV, Borealis, LyondellBasell, and more recently, Stichting, on behalf of Versalis entities, have each filed separate claims for damages with the District Court of Amsterdam against four companies, including the Company, arising from those activities. Preliminary hearings have been held in certain of these matters. With respect to the Stichting Repsol claims, a ruling on the initial phase, which phase is related to liability and not monetary damages, could be received in the first quarter of 2026, but the Company does not expect that such ruling would include a damages award or conclude the matter. BASF, Dow, ExxonMobil, BP, MOL Group and Braskem have filed similar claims against the Company in the Court of Munich, Germany, and Dow filed a second claim against the Company and others in the Court of Dortmund, Germany. In sum, 11 new claims were filed against the Company and other ethylene purchasers in 2025 and early 2026, and the Company anticipates that new or existing claimants may assert additional claims or seek additional damages associated with the 2020 European Commission settlement. The Company expects additional hearings will take place and briefings will be filed in 2026. At this time, the Company cannot estimate but continues to assess any potential impact of these matters. The Company aggressively disputes these claims and intends to vigorously defend itself against them.
20. Supplemental Cash Flow Information

	Year Ended December 31,
	2025	2024	2023
	(In $ millions)
Interest paid, net of amounts capitalized	671	701	780
Taxes paid, net of refunds
U.S. - Federal	5
U.S. - State	2
Foreign
China	51
Germany	57
Mexico	30
The Netherlands	33
Singapore	16
Other foreign jurisdictions	61
Total	255	349	237
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
Sales transactions between business segments are generally recorded at cost plus a mark-up.

	Engineered Materials	Acetyl Chain		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Year Ended December 31, 2025
Net sales	5,390	4,232	(1)	—	(78)	9,544
Cost of sales	(4,147)	(3,525)		2	78	(7,592)
Gross profit	1,243	707		2	—	1,952
Selling, general and administrative expenses	(401)	(111)		(387)	—	(899)
Amortization of intangible assets	(162)	(2)		—	—	(164)
Research and development expenses	(85)	(40)		—	—	(125)
Other (charges) gains, net (Note 24)	(1,552)	(11)		(18)	—	(1,581)
Gain (loss) on disposition of business and assets, net	(1)	(4)		—	—	(5)
Other segment items(2)	—	—		36	—	36
Operating profit (loss)	(958)	539		(367)	—	(786)

Depreciation and amortization	447	263		50	—	760
Equity in net earnings (loss) of affiliates	105	10		12	—	127
Capital expenditures	167	135		24	—	326	(3)
	As of December 31, 2025
Goodwill and intangible assets, net	6,917	438		—	—	7,355
Total assets	13,971	5,302		2,422	—	21,695

	Engineered Materials	Acetyl Chain		Other Activities	Eliminations	Consolidated
	(In $ millions)
	Year Ended December 31, 2024
Net sales	5,595	4,763	(1)	—	(90)	10,268
Cost of sales	(4,376)	(3,650)		4	90	(7,932)
Gross profit	1,219	1,113		4	—	2,336
Selling, general and administrative expenses	(435)	(121)		(477)	—	(1,033)
Amortization of intangible assets	(157)	(2)		—	—	(159)
Research and development expenses	(90)	(40)		—	—	(130)
Other (charges) gains, net (Note 24)	(1,724)	—		(20)	—	(1,744)
Gain (loss) on disposition of business and assets, net	(10)	(4)		—	—	(14)
Other segment items(2)	—	—		24	—	24
Operating profit (loss)	(1,197)	946		(469)	—	(720)

Depreciation and amortization	510	244		47	—	801
Equity in net earnings (loss) of affiliates	172	10		14	—	196
Capital expenditures	211	151		52	—	414	(3)
	As of December 31, 2024
Goodwill and intangible assets, net	8,617	411		—	—	9,028
Total assets	15,485	5,257		2,096	—	22,838
	Year Ended December 31, 2023
Net sales	6,135	4,884	(1)	—	(93)	10,926
Cost of sales	(4,828)	(3,610)		2	93	(8,343)
Gross profit	1,307	1,274		2	—	2,583
Selling, general and administrative expenses	(436)	(119)		(522)	—	(1,077)
Amortization of intangible assets	(162)	(2)		—	—	(164)
Research and development expenses	(97)	(40)		(9)	—	(146)
Other (charges) gains, net (Note 24)	(56)	(4)		(8)	—	(68)
Gain (loss) on disposition of business and assets, net	509	(4)		—	—	505
Other segment items(2)	—	—		32	—	32
Operating profit (loss)	1,065	1,105		(505)	—	1,665

Depreciation and amortization	462	217		27	—	706
Equity in net earnings (loss) of affiliates	83	6		13	—	102
Capital expenditures	237	207		98	—	542	(3)
______________________________
(1)Includes intersegment sales of $78 million, $90 million and $93 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Includes Foreign exchange gain (loss), net.
(3)Includes a decrease in accrued capital expenditures of $17 million, a decrease in accrued capital expenditures of $21 million and a decrease in accrued capital expenditures of $26 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Geographical Area Information
Net sales to external customers based on geographic location are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In $ millions)
Belgium	2	400	499
Brazil	127	140	140
Canada	108	127	146
Germany	750	2,201	2,468
Greater China	1,792	1,984	1,952
India	148	155	150
Japan	290	278	312
Mexico	243	344	361
Singapore	707	1,001	1,146
South Korea	127	140	154
Switzerland	2,470	294	223
U.S.	2,568	2,736	2,807
Other	212	468	568
Total	9,544	10,268	10,926
Property, plant and equipment, net based on the geographic location of the Company's facilities is as follows:

	As of December 31,
	2025	2024
	(In $ millions)
Belgium	54	60
Canada	114	121
Germany	834	795
Greater China	672	659
Italy	83	76
Netherlands	57	49
Singapore	70	81
South Korea	28	70
Switzerland	59	57
United Kingdom	106	107
U.S.	2,868	3,001
Other	131	197
Total	5,076	5,273

22. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years.
Remaining performance obligations related to take-or-pay contracts are expected to be recognized as follows:

As of December 31, 2025
(In $ millions)
2026	239
2027	114
2028	78
Thereafter	22
Total	453
Contract Balances
Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. These amounts are recorded as deferred revenue and are included in current and noncurrent Other liabilities in the consolidated balance sheets.
The Company does not have any material contract assets as of December 31, 2025.
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

Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In $ millions)
Engineered Materials
North America	1,456	1,541	1,766
Europe and Africa	1,571	1,641	1,941
Asia-Pacific	2,234	2,272	2,274
South America	129	141	154
Total	5,390	5,595	6,135

Acetyl Chain
North America	1,442	1,526	1,448
Europe and Africa	1,488	1,613	1,680
Asia-Pacific	1,123	1,415	1,543
South America	101	119	120
Total(1)	4,154	4,673	4,791
______________________________
(1)Excludes intersegment sales of $78 million, $90 million and $93 million for the years ended December 31, 2025, 2024 and 2023, respectively.
23. Earnings (Loss) Per Share

	Year Ended December 31,
	2025	2024	2023
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	(1,144)	(1,534)	1,952
Earnings (loss) from discontinued operations	(21)	(8)	(9)
Net earnings (loss)	(1,165)	(1,542)	1,943

Weighted average shares - basic	109,530,303	109,273,779	108,848,962
Incremental shares attributable to equity awards(1)	—	—	530,702
Weighted average shares - diluted	109,530,303	109,273,779	109,379,664
______________________________
(1)Excludes anti-dilutive incremental shares attributable to equity awards as follows:

	Year Ended December 31,
	2025	2024	2023
	(In shares )
Options to purchase shares of Common Stock	682,886	265,922	202,876
Equity award shares	68,163	61	39,465
In addition, the Company incurred a net loss from continuing operations for the years ended December 31, 2025 and 2024, resulting in 212,781 and 239,886, respectively, incremental shares attributable to equity awards being excluded from the number of weighted average shares - diluted as their effect would be antidilutive.

24. Other (Charges) Gains, Net

	Year Ended December 31,
	2025	2024	2023
	(In $ millions)
Restructuring(1)	(68)	(107)	(52)
Asset impairment losses(2)	(1,513)	(1,639)	(15)
Plant/office closures	—	2	(1)
Total	(1,581)	(1,744)	(68)
______________________________
(1)Includes employee termination benefits as follows:

	Year Ended December 31,
	2025	2024	2023
	(In $ millions)
Company-wide business optimization projects	(56)	(33)	(46)
Lanaken, Belgium (Note 4)	(7)	—	—
Uentrop, Germany (Note 4)	—	(16)	—
Mechelen, Belgium (Note 4)	(3)	(55)	—
Other	(2)	(3)	(6)
Total	(68)	(107)	(52)
(2)Asset impairment losses are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In $ millions)
Goodwill (Note 9)	(1,140)	(1,517)	—
Indefinite-lived intangible assets (Note 9)	(346)	(117)	—
Long-lived assets	(27)	(5)	(15)
Total	(1,513)	(1,639)	(15)
Long-lived asset impairment losses are included in the Engineered Materials segment.
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2023	13	2	3	18
Additions	89	1	16	106
Cash payments	(40)	(2)	(13)	(55)
Other changes	(2)	(1)	—	(3)
Exchange rate changes	(3)	—	—	(3)
As of December 31, 2024	57	—	6	63
Additions	39	11	18	68
Cash payments	(80)	(2)	(20)	(102)
Other changes	(4)	—	4	—
Exchange rate changes	2	—	—	2
As of December 31, 2025	14	9	8	31