Form 10-Q
period 2026-03-31
Celanese Corp
filed 2026-05-06
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2026
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, as of May 1, 2026 was 109,662,539.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended March 31, 2026

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025
	(In $ millions, except share and per share data)
Net sales	2,337	2,389
Cost of sales	(1,869)	(1,915)
Gross profit	468	474
Selling, general and administrative expenses	(226)	(231)
Amortization of intangible assets	(40)	(40)
Research and development expenses	(28)	(31)
Other (charges) gains, net	(20)	(31)
Foreign exchange gain (loss), net	12	21
Gain (loss) on disposition of businesses and assets, net	48	3
Operating profit (loss)	214	165
Equity in net earnings (loss) of affiliates	35	22
Non-operating pension and other postretirement employee benefit (expense) income	5	2
Interest expense	(183)	(170)
Refinancing expense	—	(32)
Interest income	9	4
Dividend income - equity investments	1	1
Other income (expense), net	1	2
Earnings (loss) from continuing operations before tax	82	(6)
Income tax (provision) benefit	(33)	(9)
Earnings (loss) from continuing operations	49	(15)
Earnings (loss) from operation of discontinued operations	(1)	(6)
Income tax (provision) benefit from discontinued operations	—	1
Earnings (loss) from discontinued operations	(1)	(5)
Net earnings (loss)	48	(20)
Net (earnings) loss attributable to noncontrolling interests	(4)	(4)
Net earnings (loss) attributable to Celanese Corporation	44	(24)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	45	(19)
Earnings (loss) from discontinued operations	(1)	(5)
Net earnings (loss)	44	(24)
Earnings (loss) per common share - basic
Continuing operations	0.41	(0.17)
Discontinued operations	(0.01)	(0.05)
Net earnings (loss) - basic	0.40	(0.22)
Earnings (loss) per common share - diluted
Continuing operations	0.41	(0.17)
Discontinued operations	(0.01)	(0.05)
Net earnings (loss) - diluted	0.40	(0.22)
Weighted average shares - basic	109,663,939	109,421,035
Weighted average shares - diluted	109,978,947	109,421,035

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2026	2025
	(In $ millions)
Net earnings (loss)	48	(20)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(27)	(5)
Gain (loss) on derivative hedges	(6)	35
Pension and postretirement benefits	—	1
Total other comprehensive income (loss), net of tax	(33)	31
Total comprehensive income (loss), net of tax	15	11
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(4)
Comprehensive income (loss) attributable to Celanese Corporation	9	7

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2026	As of December 31, 2025
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	1,758	1,263
Trade receivables - third party and affiliates	1,097	922
Non-trade receivables, net	583	545
Inventories	2,284	2,220
Assets held for sale	—	492
Other assets	247	251
Total current assets	5,969	5,693
Investments in affiliates	1,227	1,252
Property, plant and equipment, net	4,938	5,076
Operating lease right-of-use assets	376	359
Deferred income taxes	1,341	1,359
Other assets	608	601
Goodwill	4,157	4,171
Intangible assets, net	3,119	3,184
Total assets	21,735	21,695
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,741	1,204
Trade payables - third party and affiliates	1,441	1,279
Liabilities held for sale	—	75
Other liabilities	1,040	1,049
Income taxes payable	94	76
Total current liabilities	4,316	3,683
Long-term debt, net of unamortized deferred financing costs	10,813	11,394
Deferred income taxes	512	512
Uncertain tax positions	225	208
Benefit obligations	332	344
Operating lease liabilities	275	265
Other liabilities	777	817
Commitments and Contingencies
Shareholders' Equity
Common stock, $0.0001 par value, 400,000,000 shares authorized (2026: 171,009,402 issued and 2025: 170,918,221 issued)	—	—
Treasury stock, at cost	(5,482)	(5,482)
Additional paid-in capital	439	431
Retained earnings	9,917	9,876
Accumulated other comprehensive income (loss), net	(811)	(776)
Total Celanese Corporation shareholders' equity	4,063	4,049
Noncontrolling interests	422	423
Total equity	4,485	4,472
Total liabilities and equity	21,735	21,695

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	109,570,157	—	109,327,556	—
Stock option exercises	4,506	—	—	—
Stock awards	86,675	—	75,847	—
Balance as of the end of the period	109,661,338	—	109,403,403	—
Treasury Stock
Balance as of the beginning of the period	61,348,064	(5,482)	61,499,640	(5,486)
Issuance of treasury stock under stock plans	—	—	—	—
Balance as of the end of the period	61,348,064	(5,482)	61,499,640	(5,486)
Additional Paid-In Capital
Balance as of the beginning of the period		431		409
Stock-based compensation, net of tax		8		4
Balance as of the end of the period		439		413
Retained Earnings
Balance as of the beginning of the period		9,876		11,054
Net earnings (loss) attributable to Celanese Corporation		44		(24)
Common stock dividends		(3)		(3)
Balance as of the end of the period		9,917		11,027
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(776)		(848)
Other comprehensive income (loss), net of tax		(35)		31
Balance as of the end of the period		(811)		(817)
Total Celanese Corporation shareholders' equity		4,063		5,137
Noncontrolling Interests
Balance as of the beginning of the period		423		434
Net earnings (loss) attributable to noncontrolling interests		4		4
Other comprehensive income (loss), net of tax		2		—
Distributions/dividends to noncontrolling interests		(7)		(9)
Balance as of the end of the period		422		429
Total equity		4,485		5,566

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
	(In $ millions)
Operating Activities
Net earnings (loss)	48	(20)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and accretion	208	191
Pension and postretirement net periodic benefit cost	(2)	2
Pension and postretirement contributions	(13)	(14)
Deferred income taxes, net	(18)	20
(Gain) loss on disposition of businesses and assets, net	(48)	(3)
Stock-based compensation	8	5
Undistributed earnings in unconsolidated affiliates	18	10
Other, net	(3)	36
Operating cash provided by (used in) discontinued operations	(13)	4
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(203)	(99)
Inventories	(80)	14
Other assets	(18)	75
Trade payables - third party and affiliates	187	93
Other liabilities	5	(277)
Net cash provided by (used in) operating activities	76	37
Investing Activities
Capital expenditures on property, plant and equipment	(66)	(102)
Proceeds from sale of businesses and assets, net	493	6
Other, net	(2)	(2)
Net cash provided by (used in) investing activities	425	(98)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	8	(4)
Proceeds from short-term borrowings	—	548
Repayments of short-term borrowings	(43)	(341)
Proceeds from long-term debt	58	2,739
Repayments of long-term debt	(15)	(2,816)
Common stock dividends	(3)	(3)
Distributions/dividends to noncontrolling interests	(7)	(8)
Other, net	(1)	(70)
Net cash provided by (used in) financing activities	(3)	45
Exchange rate effects on cash and cash equivalents	(3)	5
Net increase (decrease) in cash and cash equivalents	495	(11)
Cash and cash equivalents as of beginning of period	1,263	962
Cash and cash equivalents as of end of period	1,758	951

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three months ended March 31, 2026 and 2025 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
In the opinion of management, the accompanying unaudited consolidated balance sheets and related unaudited interim consolidated statements of operations, comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 2025, filed on February 24, 2026 with the SEC as part of the Company's Annual Report on Form 10-K.
Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the entire year.
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
Immaterial Revision of Prior Period Financial Statements
During 2025, the Company identified immaterial errors in the estimate of the rebates accrual for certain distributors included in Customer rebates (Note 6) and prepaid insurance included in Current Other assets, respectively. The Company evaluated the errors, both quantitatively and qualitatively, and concluded that the impact of these errors is not material to any previously issued annual or interim consolidated financial statements for the impacted periods and is not material to the current periods if left uncorrected; however, to promote the consistency and comparability of the financial statements, the Company has voluntarily revised previously reported financial information.

The Company corrected these errors in the accompanying unaudited interim consolidated statements of equity for the three months ended March 31, 2025, decreasing Retained earnings by $49 million.
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
2. Recent Accounting Pronouncements
The following table provides a brief description of recent Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") and final rules issued by the SEC:

Standard/Final Rule	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements.	The new guidance clarifies the interim reporting requirements by improving navigability of Topic 270 and more clearly specifying what disclosures are required in an interim reporting period. The new guidance (i) specifies the form and content choices for interim financial statements and accompanying notes; (ii) adds a comprehensive list of required interim disclosures from numerous Codification Topics to Topic 270; and (iii) introduces a disclosure principle that requires disclosure of events since the end of the previous annual reporting period that materially affect the entity.	Effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

Standard/Final Rule	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("DISE") and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date.	The new guidance requires the disclosure of additional information about certain costs and expenses on an annual and interim basis in the notes to financial statements. Specifically, in a tabular disclosure, the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. Within the same tabular disclosure, an entity is required to include certain expense, gain, or loss amounts that are already required to be disclosed under U.S. GAAP. In addition, an entity is required to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The guidance also requires an entity to disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses.	Effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted.	The Company is currently evaluating the impact of the adoption on its financial statements and related disclosures.
In March 2024, the SEC issued Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors.	The final rule will require the disclosure of Scope 1 and Scope 2 greenhouse gas emissions, if material, which will be subject to phased-in assurance requirements, governance of climate-related risks, risk management processes and climate-related targets and goals. Within the notes to financial statements, the final rule requires disclosure of certain climate-related financial statement effects and metrics.	The effective date is delayed pending the completion of judicial review in consolidated Eighth Circuit petitions.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

3. Acquisitions, Dispositions and Plant Closures
Dispositions
•Micromax
On February 2, 2026, the Company completed the sale of the Micromax® business to Element Solutions Inc for a purchase price of $493 million, subject to customary transaction adjustments, resulting in a gain of $50 million included in Gain (loss) on disposition of businesses and assets, net in the unaudited interim consolidated statements of operations. The divestiture did not represent a strategic shift in the Company's future operations and financial results. The Micromax® business is included in the Engineered Materials segment and is classified as held for sale in the unaudited consolidated balance sheets as of December 31, 2025.
Plant Closures
•Lanaken, Belgium
Exit and shutdown costs related to plant closures are as follows:

Three Months Ended March 31, 2026
(In $ millions)
Lanaken, Belgium(1)
Restructuring (Note 18)	8
Accelerated depreciation expense(2)	19
Total	27
______________________________
(1)In October 2025, the Company announced the intended closure of its facility in Lanaken, Belgium to streamline the Company's production costs across its global network. This operation is included in the Company's Acetyl Chain segment. The Company intends to permanently cease all manufacturing operations during the second half of 2026.
The Company expects to incur additional exit and shutdown costs related to the intended closure of its facility in Lanaken, Belgium of $100 million, including employee termination costs, through 2027.
(2)Included in Cost of sales in the unaudited interim consolidated statements of operations.
4. Inventories

	As of March 31, 2026	As of December 31, 2025
	(In $ millions)
Finished goods	1,653	1,644
Work-in-process	99	89
Raw materials and supplies	532	487
Total	2,284	2,220

5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2025(1)	3,782	389	4,171
Transfer(2)	2	—	2
Exchange rate changes	(11)	(5)	(16)
As of March 31, 2026(1)	3,773	384	4,157
______________________________
(1)Includes accumulated impairment losses of $2.7 billion in the Engineered Materials segment.
(2)Related to the sale of the Micromax® business (Note 3).
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2025	41	2,431	563	54	3,089
Exchange rate changes	1	(20)	(5)	1	(23)
As of March 31, 2026	42	2,411	558	55	3,066
Accumulated Amortization
As of December 31, 2025	(39)	(887)	(170)	(44)	(1,140)
Amortization	(1)	(29)	(10)	—	(40)
Exchange rate changes	—	10	1	—	11
As of March 31, 2026	(40)	(906)	(179)	(44)	(1,169)
Net book value	2	1,505	379	11	1,897
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2025	1,235
Exchange rate changes	(13)
As of March 31, 2026	1,222
During the three months ended March 31, 2026, the Company did not renew or extend any intangible assets.

Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2027	157
2028	157
2029	152
2030	148
2031	147
6. Current Other Liabilities

	As of March 31, 2026	As of December 31, 2025
	(In $ millions)
Benefit obligations (Note 8)	26	26
Customer rebates	100	110
Derivatives (Note 12)	102	102
Interest (Note 7)	245	197
Investment in affiliates	107	105
Operating leases	76	71
Restructuring (Note 18)	34	31
Salaries and benefits	112	147
Sales and use tax/foreign withholding tax payable	103	113
Other	135	147
Total	1,040	1,049
7. Debt

	As of March 31, 2026	As of December 31, 2025
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	1,685	1,114
Short-term borrowings, including amounts due to affiliates(1)	56	47
Revolving credit facilities(2)	—	43
Total	1,741	1,204
______________________________
(1)The weighted average interest rate was 2.2% and 2.2% as of March 31, 2026 and December 31, 2025, respectively.
(2)The weighted average interest rate was 0.0% and 3.1% as of March 31, 2026 and December 31, 2025, respectively.

	As of March 31, 2026	As of December 31, 2025
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2026, interest rate of 1.400%	400	400
Senior unsecured notes due 2026, interest rate of 5.277%(1)	515	526
Senior unsecured notes due 2027, interest rate of 2.125%	574	587
Senior unsecured notes due 2027, interest rate of 7.165%(1)	554	554
Senior unsecured notes due 2028, interest rate of 0.625%	575	587
Senior unsecured notes due 2028, interest rate of 6.850%(1)	746	746
Senior unsecured notes due 2029, interest rate of 6.337%(1)	576	588
Senior unsecured notes due 2029, interest rate of 7.330%(1)	750	750
Senior unsecured notes due 2030, interest rate of 6.500%	700	700
Senior unsecured notes due 2030, interest rate of 7.050%(1)	999	999
Senior unsecured notes due 2031, interest rate of 7.000%	600	600
Senior unsecured notes due 2031, interest rate of 5.000%	862	881
Senior unsecured notes due 2032, interest rate of 7.379%(1)	1,000	1,000
Senior unsecured notes due 2033, interest rate of 7.200%(1)	1,000	1,000
Senior unsecured notes due 2033, interest rate of 6.750%	1,100	1,100
Senior unsecured notes due 2034, interest rate of 7.375%	800	800
Pollution control and industrial revenue bonds due at various dates through 2030(2)	85	85
Bank loans due at various dates through 2031(3)	638	582
Obligations under finance leases due at various dates through 2054	125	129
Subtotal	12,599	12,614
Unamortized deferred financing costs(4)	(101)	(106)
Current installments of long-term debt	(1,685)	(1,114)
Total	10,813	11,394
______________________________
(1)In February 2025, Moody's Ratings downgraded the Company's credit rating, which had the effect of increasing interest rates by 25 basis points on certain senior unsecured notes, effective on various dates beginning May 15, 2025 through January 19, 2026.
In November 2025, S&P Global Ratings and Moody's Ratings downgraded the Company's credit rating, which together had the effect of increasing interest rates for certain senior unsecured notes by an additional 50 basis points, effective on various dates beginning January 15, 2026 through May 15, 2026.
(2)Interest rates range from 4.1% to 4.3%.
(3)The weighted average interest rate was 2.4% and 2.4% as of March 31, 2026 and December 31, 2025, respectively.
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
In August 2025, Celanese U.S. entered into a new senior unsecured revolving credit agreement (the "U.S. Revolving Credit Facility" and together with the March 2022 U.S. Term Loan Credit Facility and the November 2024 U.S. Term Loan Credit Facility, the "U.S. Credit Facilities"), consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2030. The margin for borrowings under the U.S. Revolving Credit Facility is 1.00% to 2.00% (or between 0.00% and 1.00% in the case of U.S. dollar base rate borrowings) above certain interbank rates at current Company credit ratings.
The U.S. Revolving Credit Facility is guaranteed by Celanese and certain domestic subsidiaries, together representing substantially all of the Company's U.S. assets and business operations (the "Subsidiary Guarantors").
Certain of the Company's subsidiaries in China have outstanding senior unsecured bank obligations (collectively, the "China Credit Facilities") as follows:

Subsidiary	Maturity	Borrowing Capacity		Interest Rate	As of March 31, 2026
		(In CNY millions)		(In percentages)	(In CNY millions)	(In $ millions)
Celanese (Shanghai) International Trading Co., Ltd ("CSIT")	January 13, 2026	550	(1)	2.700	—	—
Celanese (Nanjing) Chemical Co., Ltd. ("CNCC")	December 25, 2026	800	(2)	2.340	800	116
CNCC	June 17, 2027	200	(2)	2.340	170	25
CNCC	June 28, 2027	800	(2)	2.340	680	99
CNCC	December 21, 2027	500	(3)	2.440	450	65
CNCC	March 6, 2028	750	(2)	2.340	675	98
CNCC	June 9, 2028	1,000	(2)	2.350	872	126
CNCC	July 3, 2028	300	(2)	2.340	285	41
CNCC	October 20, 2028	300	(2)	2.340	300	43
CNCC	March 11, 2031	600	(4)	2.410	100	15
Total					4,332	628
______________________________
(1)Revolving credit facility guaranteed by Celanese U.S. (the "CSIT Revolving Credit Facility"), which bears interest at a fixed rate. The CSIT Revolving Credit Facility was fully repaid on January 13, 2026.
(2)Senior unsecured working capital loan bearing interest at certain floating interest rates.
(3)Senior unsecured working capital loan bearing interest at a fixed interest rate.
(4)On March 10, 2026, CNCC entered into a CNY600 million senior unsecured term loan credit agreement bearing interest at certain floating interest rates, expiring seven years from the drawdown date.
In April 2025, CNCC entered into a CNY100 million revolving credit facility guaranteed by Celanese U.S. (the "CNCC Revolving Credit Facility" and together with the CSIT Revolving Credit Facility, the "China Revolving Credit Facilities") expiring 12 months from the drawdown date. No draws were initiated as of March 31, 2026.
On March 26, 2026, CNCC entered into a CNY950 million senior unsecured term loan credit agreement bearing interest at certain floating interest rates, expiring five years from the drawdown date. No draws were initiated as of March 31, 2026.
The Company expects the China Credit Facilities will continue to facilitate its efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of its U.S. debt to China at a lower average interest rate.

The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facilities are as follows:

As of March 31, 2026
(In $ millions)
U.S. Revolving Credit Facility
Borrowings outstanding	—
Available for borrowing	1,750
China Revolving Credit Facilities
Borrowings outstanding	—
Available for borrowing	94
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
In March 2025, Celanese U.S. completed a public offering of senior unsecured notes registered under the Securities Act in aggregate principal amounts of €750 million and $1.8 billion (the "March 2025 Offering").
In addition, in March 2025, Celanese U.S. completed cash tender offers for €552 million and $500 million in aggregate principal amounts of senior unsecured notes (the "March 2025 Tender Offers"). The net proceeds from the March 2025 Offering, together with borrowings under the November 2024 U.S. Term Loan Credit Facility, were used (i) to fund the March 2025 Tender Offers, (ii) for repayment of other outstanding indebtedness and (iii) to pay related fees and expenses.
Deferred financing costs related to the March 2025 Offering were $34 million and are being amortized to Interest expense in the unaudited interim consolidated statements of operations over the terms of the applicable notes. Fees and expenses related to the March 2025 Tender Offers of $32 million, including accelerated amortization of deferred financing costs associated with the principal amounts tendered, are included in Refinancing expense in the unaudited interim consolidated statements of operations for the three months ended March 31, 2025.
In December 2025, Celanese U.S. completed a public offering of senior unsecured notes registered under the Securities Act in an aggregate principal amount of $1.4 billion (the "December 2025 Offering").
In addition, in December 2025, Celanese U.S. completed cash tender offers for $1.2 billion in aggregate principal amounts of senior unsecured notes (the "December 2025 Tender Offers"). The net proceeds from the December 2025 Offering were used to (i) fund the December 2025 Tender Offers, (ii) repay other outstanding indebtedness and (iii) pay related fees and expenses.
Accounts Receivable Purchasing Facility
In June 2025, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the accounts receivable purchasing facility such that the SPE may sell certain receivables until June 17, 2026. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's unaudited consolidated balance sheets. The Company de-recognized $315 million and $1.5 billion of accounts receivable under this agreement for the three months ended March 31, 2026 and year ended December 31, 2025, respectively, and collected $294 million and $1.5 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $104 million were pledged by the SPE as collateral to the Purchasers as of March 31, 2026.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe, Japan and Singapore with financial institutions to sell 100%, 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. The Company also has a factoring agreement in China with a financial institution to sell 100% of certain accounts receivable on a limited recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no material continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $185 million and $717 million of accounts receivable under these factoring agreements for the three months ended March 31, 2026 and year ended December 31, 2025, respectively, and collected $172 million and $724 million of accounts receivable sold under these factoring agreements during the same periods.
The Company has master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts ("BADs"), classified as accounts receivable. Under the Master Discounting Agreements, transfers of BADs are treated as sales and are accounted for as a reduction in accounts receivable because the Master Discounting Agreements transfer effective control over and risk related to the transferred BADs to the financial institutions. The Company has no continuing involvement in the transferred BADs, and the BADs are no longer available to satisfy creditors in the event of a bankruptcy. The Company received $13 million and $82 million from the accounts receivable transferred under the Master Discounting Agreements for the three months ended March 31, 2026 and year ended December 31, 2025, respectively.
Covenants
The Company's material financing arrangements contain customary covenants, such as events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations.
During the year ended December 31, 2025, the Company amended certain covenants in certain U.S. Credit Facilities, including financial ratio maintenance covenants.
The Company is in compliance with the covenants in its material financing arrangements as of March 31, 2026.The Company expects to remain in compliance with such covenants over the twelve-month required evaluation period subsequent to the date of this filing based on current market conditions and the Company's current expectation of future results of operations and cash generation. However, should the Company's actual future results of operations and cash generation differ materially from its expectations, it may be required to seek an amendment to or waiver of any impacted covenants, or pursue other mitigation strategies.
8. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2026		2025
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	3	—	4	—
Interest cost	27	—	29	1
Expected return on plan assets	(32)	—	(32)	—
Total	(2)	—	1	1

Benefit obligation funding is as follows:

	As of March 31, 2026	Total Expected 2026
	(In $ millions)
Cash contributions to defined benefit pension plans	8	33
Benefit payments to nonqualified pension plans	4	17
Benefit payments to other postretirement benefit plans	1	3
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefit plan balances recognized in the unaudited consolidated balance sheets consist of the following:

	As of March 31, 2026		As of December 31, 2025
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Noncurrent Other assets	164	—	159	—
Current Other liabilities	(22)	(4)	(22)	(3)
Benefit obligations	(295)	(34)	(307)	(32)
Net amount recognized	(153)	(38)	(170)	(35)
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
The components of environmental remediation liabilities, included in current and noncurrent Other liabilities, are as follows:

	As of March 31, 2026	As of December 31, 2025
	(In $ millions)
Demerger obligations (Note 14)	14	24
Divestiture obligations (Note 14)	18	15
Active sites	23	23
U.S. Superfund sites	9	9
Other environmental remediation liabilities	2	2
Total	66	73

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

Separately, the United States lodged a consent decree in U.S. District Court for the District of New Jersey in December 2022 (the "Consent Decree") that resolves the Company's liability (and that of more than 80 other settling defendants) to the EPA for costs to clean up both the Lower 8.3 Miles and Upper 9 Miles of the Lower Passaic River Site in exchange for a collective payment of $150 million, United States v. Alden Leeds, Inc., No. 2:22-7326 (MCA) (LDW) (U.S. District Court New Jersey) ("Consent Decree Action"). The Consent Decree also provides the Company protection from contribution claims by others for costs incurred to clean up both the Lower 8.3 Miles and Upper 9 Miles of the Lower Passaic River Site. The Company's proposed payment toward the $150 million collective settlement payment is not material to the Company's results of operations, cash flows or financial position.
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
The Company declared a quarterly cash dividend of $0.03 per share on its Common Stock on April 15, 2026, amounting to $3 million. The cash dividend will be paid on May 11, 2026 to holders of record as of April 27, 2026.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

Total From February 2008 Through March 31, 2026

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
The Company did not repurchase any Common Stock during the three months ended March 31, 2026 or 2025.
Other Comprehensive Income (Loss), Net

	Three Months Ended March 31,
	2026			2025
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)(1)	(8)	(19)	(27)	(40)	35	(5)
Gain (loss) on derivative hedges	(8)	2	(6)	36	(1)	35
Pension and postretirement benefits gain (loss)	—	—	—	1	—	1
Total	(16)	(17)	(33)	(3)	34	31
______________________________
(1)Includes gross foreign currency translation adjustments related to noncontrolling interests of $2 million and $0 million for the three months ended March 31, 2026 and 2025, respectively.
Adjustments to Accumulated other comprehensive income (loss), net, attributable to Celanese Corporation are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Derivative Hedges (Note 12)	Pension and Postretirement Benefits Gain (Loss) (Note 8)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2025	(805)	35	(6)	(776)
Other comprehensive income (loss) before reclassifications	(10)	42	—	32
Amounts reclassified from accumulated other comprehensive income (loss)	—	(50)	—	(50)
Income tax (provision) benefit	(19)	2	—	(17)
As of March 31, 2026	(834)	29	(6)	(811)

11. Income Taxes

	Three Months Ended March 31,
	2026	2025
	(In percentages)
Effective income tax rate	40	(150)
The effective income tax rate for the three months ended March 31, 2026, was higher compared to the same period in 2025, primarily due to increased earnings in the current year, as well as changes in uncertain tax benefits related to prior year tax examinations in various foreign jurisdictions and differences in functional currency for tax purposes in certain jurisdictions, partially offset by favorable changes in the geographic mix of earnings in the current year.
The effective tax rate for the three months ended March 31, 2025, was unfavorable on a loss from continuing operations, primarily due to an unfavorable tax impact from an increase in valuation allowance on U.S. foreign tax credit carryforwards due to revised forecasts of foreign sourced income and expenses throughout the carryforward period during the three months ended March 31, 2025.
In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. Key provisions of the OBBBA include the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act (the "TCJA"), impacting the period of cost recovery for capital expenditures, the calculation of allowable business interest expense and the timing of deductions for domestic research and development expenses. The OBBBA also modifies international tax provisions to adjust tax rate increases scheduled for January 2026, the amount of allowable foreign tax credits to offset deemed income inclusions in the U.S. and the required allocation of U.S. expenses such as interest and stewardship to specific categories of international income. Although the Company is still actively evaluating the entire impact of the OBBBA on its operations, it does not currently expect the OBBBA to have a material impact on its effective tax rate and cash taxes.
Due to the 2017 TCJA and the resulting uncertainty as to future foreign source income, the Company previously recorded a valuation allowance on its foreign tax credit carryforwards. The Company is currently evaluating tax planning strategies to enable the use of its foreign tax credit carryforwards that may decrease the Company's effective tax rate in future periods as the valuation allowance is reversed.
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
In December 2022, the member states of the European Union ("EU") unanimously voted to adopt the OECD's minimum tax, which was agreed to by consensus of the BEPS 2.0 (Pillars One and Two) signatory jurisdictions. Under the EU's minimum tax directive, member states are to adopt domestic legislation implementing the minimum tax rules effective for periods beginning on or after December 31, 2023, with Pillar Two's "under-taxed profit rule" to take effect for periods beginning on or after December 31, 2024. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive.
Legislatures in multiple countries outside of the EU have also enacted or drafted legislation to implement the OECD's minimum tax proposals.
In July 2023, the OECD published Administrative Guidance proposing certain safe harbor provisions, including an effective rate test and a routine profits test, which, if satisfied, effectively delay the effective dates of Pillar Two to January 1, 2027. The EU and a significant number of other countries have or are expected to implement the safe harbor in local legislation. Based on these safe harbor provisions, the Company currently expects that several material jurisdictions, including the U.S., Netherlands, Switzerland, Germany, China, Singapore and Canada, will qualify for the safe harbor, effectively delaying the application of the global minimum tax until January 1, 2027.

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
The Company will continue to monitor the developments and implementation of the OECD BEPS projects. Currently the Company does not meet the requirements for the application of Pillar One. After an initial assessment of the application of the safe harbor provisions on a global basis, the Company determined that there was not a material impact from the local adoption of the OECD Pillar Two proposals in 2026, but is continuing to model the effect of these provisions, as well as the impact of the January 2026 administrative guidance, on its future effective tax rate and cash taxes.
The Company's tax returns for the years 2013 through 2015 have been subject to audit by the tax authorities in the United States, the Netherlands and Germany (collectively, the "Tax Authorities"). The Company and the Tax Authorities did not reach a joint resolution, and the audits proceeded on a jurisdiction by jurisdiction basis.
The Company has concluded settlement discussions with the Dutch and German tax authorities related to transfer pricing matters for the applicable periods. During the first quarter of 2026, the Company reached a resolution with the U.S. Internal Revenue Service (the "IRS") with respect to joint audit matters, as well as certain other transfer pricing issues for subsequent years through 2020. The Company expects to finalize the administrative resolution with the IRS prior to the end of 2026.
In addition, the Company's income tax returns are under examination by the tax authorities in Mexico for the years 2018 through 2020, in Canada for the years 2016 through 2022, in the United States for the years 2016 through 2020 and in Germany for periods after 2012.
In August 2023, the Company entered into a partial settlement with the Mexican tax authorities with respect to the audit for the 2018 tax year. The partial settlement did not have a material impact on income tax expense in the unaudited interim consolidated statements of operations. The Company is currently engaged in discussions with the Mexican tax authorities regarding preliminary audit findings for the 2019 and 2020 tax years.
The Company has concluded the audit for the 2019 through 2022 tax years with the Canadian tax authorities, which resulted in an immaterial adjustment. The Company remains in discussions with the Canadian tax authorities regarding audit findings for the 2016 through 2018 tax years and currently does not expect those audits to have a material impact on income tax expense.
The audit by the U.S. tax authorities for the years 2016 through 2020 is in the data gathering phase.
During the first quarter of 2025, the Company initiated settlement discussions with the German tax authorities regarding certain matters related to the audit for periods after 2007. In the second quarter of 2025, the Company concluded settlement discussions with respect to the 2008 through 2012 tax years.
The Company will record the impacts of any additional audit settlements in income tax expense in the period in which such settlements are finalized. Based on information currently available, the Company does not expect any additional material impacts to the unaudited interim consolidated statements of operations.
As of March 31, 2026, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the examinations by governmental authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the governmental authorities are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its position, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.

12. Derivative Financial Instruments
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended March 31,				Statement of Operations Classification
	2026	2025	2026	2025
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(3)	6	4	1	Cost of sales
Interest rate swaps	—	—	(2)	(1)	Interest expense
Total	(3)	6	2	—

Designated as Fair Value Hedges
Cross-currency swaps(1)	44	(24)	48	(54)	Foreign exchange gain (loss), net

Designated as Net Investment Hedges
Foreign currency denominated debt	25	(88)	—	—	N/A
Cross-currency swaps	15	(80)	—	—	N/A
Total	40	(168)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	(12)	—	Foreign exchange gain (loss), net; Other income (expense), net
______________________________
(1)In March 2025, in conjunction with the March 2025 Offering (Note 7), the Company entered into cross-currency swaps to effectively convert $400 million of certain senior unsecured notes due April 15, 2030 into Japanese yen-denominated borrowings at prevailing yen interest rates, maturing on April 15, 2030. The swaps qualify and have been designated as fair value hedges of the Company's foreign currency exchange rate exposure on the long-term debt of its Japanese yen-denominated subsidiary.
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of March 31, 2026	As of December 31, 2025
	(In $ millions)
Derivative Assets
Gross amount recognized	279	291
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	279	291
Gross amount not offset in the consolidated balance sheets	29	28
Net amount	250	263

	As of March 31, 2026	As of December 31, 2025
	(In $ millions)
Derivative Liabilities
Gross amount recognized	668	706
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	668	706
Gross amount not offset in the consolidated balance sheets	29	28
Net amount	639	678

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

		Fair Value Measurement
		Significant Other Observable Inputs (Level 2)
		Other assets		Other liabilities
	Notional Amount	Current	Noncurrent	Current	Noncurrent
	(In millions)	(In $ millions)
As of March 31, 2026
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$60	3	39	1	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	€909	30	—	21	61
Cross-currency swaps(1)	¥132,242	42	83	8	—
Derivatives Designated as Net Investment Hedges
Cross-currency swaps and foreign currency denominated debt	€3,479	55	—	35	373
Cross-currency swaps(2)	¥7,268	23	—	14	132
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$2,059	4	—	23	—
Total		157	122	102	566
As of December 31, 2025
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$46	4	44	—	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	€909	14	—	8	86
Cross-currency swaps(1)	¥132,242	42	76	7	—
Derivatives Designated as Net Investment Hedges
Cross-currency swaps and foreign currency denominated debt	€4,899	82	—	65	429
Cross-currency swaps(2)	¥7,268	17	—	6	89
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$2,184	12	—	16	—
Total		171	120	102	604
______________________________
(1)Notional amount denominated in Japanese yen.
(2)Notional amount denominated in Chinese yuan.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of March 31, 2026
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	18	18	—	18
Long-term debt, including current installments of long-term debt	12,599	12,755	125	12,880
As of December 31, 2025
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	18	19	—	19
Long-term debt, including current installments of long-term debt	12,614	12,592	129	12,721
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
As of March 31, 2026 and December 31, 2025, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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

The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of March 31, 2026 are $131 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the indemnity or guarantee obligations contain monetary and/or time limitations, which time limitations extend through 2037. The aggregate amount of known and quantified obligations containing such limitations is $103 million as of March 31, 2026.
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
As of March 31, 2026, unconditional purchase obligations are expected to be paid through 2042 as follows:

(In $ millions)
2026	429
2027	461
2028	337
2029	276
2030	247
Thereafter	1,327
Total	3,077

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
As previously reported, in July 2020, the Company settled a European Commission competition law investigation involving certain of its subsidiaries and three other companies related to certain past ethylene purchases. Shell Chemicals Europe, certain Repsol entities represented by Stichting Ethylene Claims ("Stichting"), TotalEnergies, OMV, Borealis, LyondellBasell, and certain Versalis entities represented by Stichting have each filed separate claims for damages with the District Court of Amsterdam against four companies, including the Company, arising from those activities. Hearings have been held in certain of these matters. With respect to the Stichting Repsol claims, a ruling on the initial phase, which phase is related to liability and not monetary damages, could be received in the second quarter of 2026, but the Company does not expect that such ruling would include a damages award or conclude the matter. BASF, Dow, ExxonMobil, BP, MOL Group and Braskem have filed similar claims against the Company in the Court of Munich, Germany, and Dow filed a second claim against the Company and others in the Court of Dortmund, Germany. In sum, to date, 14 claims have been filed against the Company and other ethylene purchasers since 2023, and the Company anticipates that new or existing claimants may assert additional claims or seek additional damages associated with the 2020 European Commission settlement. The Company expects additional hearings will take place and briefings will be filed in 2026. At this time, the Company cannot estimate but continues to assess any potential impact of these matters. The Company aggressively disputes these claims and intends to vigorously defend itself against them.

15. Segment Information

	Engineered Materials	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended March 31, 2026
Net sales	1,325	1,036	—	(24)	(1)	2,337
Cost of sales	(993)	(895)	(5)	24		(1,869)
Gross profit	332	141	(5)	—		468
Selling, general and administrative expenses	(95)	(26)	(105)	—		(226)
Amortization of intangible assets	(39)	(1)	—	—		(40)
Research and development expenses	(18)	(10)	—	—		(28)
Other (charges) gains, net (Note 18)	(7)	(9)	(4)	—		(20)
Gain (loss) on disposition of business and assets, net	48	—	—	—		48
Other segment items(2)	—	—	12	—		12
Operating profit (loss)	221	95	(102)	—		214

Depreciation and amortization	107	81	13	—		201
Equity in net earnings (loss) of affiliates	31	2	2	—		35
Capital expenditures	23	20	1	—		44	(3)
	As of March 31, 2026
Goodwill and intangible assets, net	6,843	433	—	—		7,276
Total assets	13,459	5,287	2,989	—		21,735
	Three Months Ended March 31, 2025
Net sales	1,287	1,116	—	(14)	(1)	2,389
Cost of sales	(1,013)	(915)	(1)	14		(1,915)
Gross profit	274	201	(1)	—		474
Selling, general and administrative expenses	(108)	(27)	(96)	—		(231)
Amortization of intangible assets	(40)	—	—	—		(40)
Research and development expenses	(21)	(10)	—	—		(31)
Other (charges) gains, net (Note 18)	(15)	(3)	(13)	—		(31)
Gain (loss) on disposition of business and assets, net	4	—	(1)	—		3
Other segment items(2)	—	—	21	—		21
Operating profit (loss)	94	161	(90)	—		165

Depreciation and amortization	109	61	10	—		180
Equity in net earnings (loss) of affiliates	16	3	3	—		22
Capital expenditures	39	30	9	—		78	(3)
	As of December 31, 2025
Goodwill and intangible assets, net	6,917	438	—	—		7,355
Total assets	13,971	5,302	2,422	—		21,695
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes Foreign exchange gain (loss), net.
(3)Includes a decrease in accrued capital expenditures of $22 million and $24 million for the three months ended March 31, 2026 and 2025, respectively.

16. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years.
Remaining performance obligations related to take-or-pay contracts are expected to be recognized as follows:

As of March 31, 2026
(In $ millions)
2026	187
2027	117
2028	81
Thereafter	24
Total	409
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended March 31,
	2026	2025
	(In $ millions)
Engineered Materials
North America	357	349
Europe and Africa	433	388
Asia-Pacific	504	516
South America	31	34
Total	1,325	1,287

Acetyl Chain
North America	348	386
Europe and Africa	366	385
Asia-Pacific	272	307
South America	26	24
Total(1)	1,012	1,102
______________________________
(1)Excludes intersegment sales of $24 million and $14 million for the three months ended March 31, 2026 and 2025, respectively.

17. Earnings (Loss) Per Share

	Three Months Ended March 31,
	2026	2025
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	45	(19)
Earnings (loss) from discontinued operations	(1)	(5)
Net earnings (loss)	44	(24)

Weighted average shares - basic	109,663,939	109,421,035
Incremental shares attributable to equity awards(1)	315,008	—
Weighted average shares - diluted	109,978,947	109,421,035
______________________________
(1)Excludes anti-dilutive incremental shares attributable to equity awards as follows:

	Three Months Ended March 31,
	2026	2025
	(In shares )
Options to purchase shares of Common Stock	828,128	535,179
Equity award shares	8,098	75,147
In addition, the Company incurred a net loss from continuing operations for the three months ended March 31, 2025, resulting in 167,276 incremental shares attributable to equity awards being excluded from the number of weighted average shares - diluted as their effect would be antidilutive.
18. Other (Charges) Gains, Net

	Three Months Ended March 31,
	2026	2025
	(In $ millions)
Restructuring(1)	(20)	(31)
Total	(20)	(31)
______________________________
(1)Includes employee termination benefits primarily related to Company-wide business optimization projects during the three months ended March 31, 2026 and 2025, and employee termination benefits related to the previously announced closure of the Company's facility in Lanaken, Belgium (Note 3) for the three months ended March 31, 2026.
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2025	14	9	8	31
Additions	7	9	4	20
Cash payments	(12)	(1)	(4)	(17)
As of March 31, 2026	9	17	8	34

19. Subsequent Events
On May 5, 2026, the Company announced the intended closure of its unit located in Sakra, Singapore ("Sakra facility") and the optimization of the Company's North American nylon 6,6 polymerization production facilities in Richmond, Virginia and Washington, West Virginia to reposition its nylon business to create a more competitive and resilient platform for the future. The Company expects to operate the Sakra facility through the end of July 2026.

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
The following discussion should be read in conjunction with the Celanese Corporation and Subsidiaries consolidated financial statements as of and for the year ended December 31, 2025 filed on February 24, 2026 with the Securities and Exchange Commission ("SEC") as part of the Company's Annual Report on Form 10-K ("2025 Form 10-K") and the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements herein, which are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Investors are cautioned that the forward-looking statements contained in this section and other parts of this Quarterly Report involve both risk and uncertainty. Several important factors could cause actual results to differ materially from those anticipated by these statements. Many of these statements are macroeconomic in nature and are, therefore, beyond the control of management. See "Forward-Looking Statements" below and at the beginning of our 2025 Form 10-K.
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
Risk Factors
See Part I - Item 1A. Risk Factors of our 2025 Form 10-K for a description of certain risk factors that you should consider which could significantly affect our business and/or financial results. In addition, the following factors, among others, could cause our actual results to differ materially from those results, performance or achievements that may be expressed or implied by such forward-looking statements:
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
Impact of Tariffs
As we are a global company, tariffs, uncertainty regarding potential future tariffs and their potential effects may impact our business. We continue to analyze the impact of these tariffs and actions we can take to minimize their impact.

Results of Operations
Financial Highlights

	Three Months Ended March 31,
	2026	2025	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	2,337	2,389	(52)
Gross profit	468	474	(6)
Selling, general and administrative ("SG&A") expenses	(226)	(231)	5
Other (charges) gains, net	(20)	(31)	11
Gain (loss) on disposition of businesses and assets, net	48	3	45
Operating profit (loss)	214	165	49
Equity in net earnings (loss) of affiliates	35	22	13
Non-operating pension and other postretirement employee benefit (expense) income	5	2	3
Interest expense	(183)	(170)	(13)
Refinancing expense	—	(32)	32
Interest income	9	4	5
Dividend income - equity investments	1	1	—
Earnings (loss) from continuing operations before tax	82	(6)	88
Earnings (loss) from continuing operations	49	(15)	64
Earnings (loss) from discontinued operations	(1)	(5)	4
Net earnings (loss)	48	(20)	68
Net earnings (loss) attributable to Celanese Corporation	44	(24)	68
Other Data
Depreciation and amortization	201	180	21
SG&A expenses as a percentage of Net sales	9.7%	9.7%
Operating margin(1)	9.2%	6.9%
Other (charges) gains, net
Restructuring	(20)	(31)	11
Total Other (charges) gains, net	(20)	(31)	11
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of March 31, 2026	As of December 31, 2025
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,758	1,263

Short-term borrowings and current installments of long-term debt - third party and affiliates	1,741	1,204
Long-term debt, net of unamortized deferred financing costs	10,813	11,394
Total debt	12,554	12,598

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	—	(1)	4	3
Acetyl Chain	(7)	(4)	4	(7)
Total Company	(3)	(3)	4	(2)
Consolidated Results
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Net sales decreased $52 million, or 2%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•lower volume in our Acetyl Chain segment, primarily driven by decreased global demand; and
•lower pricing, primarily driven by our Acetyl Chain segment due to an environment with greater supply than demand, as well as our Engineered Materials segment due to competitive market dynamics;
partially offset by:
•a favorable currency impact from our Engineered Materials and Acetyl Chain segments, primarily resulting from a stronger euro relative to the U.S. dollar.
Operating profit increased $49 million, or 30%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•a gain of $50 million recognized on the completed sale of the Micromax® business (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
•lower spending of $47 million, primarily in our Engineered Materials segment as a result of the positive impact from our planned inventory build as well as the realization of cost savings and productivity actions, partially offset by higher spending in our Other Activities segment, primarily related to higher merger and acquisition and incentive compensation costs incurred during the three months ended March 31, 2026; and
•lower raw material costs in our Engineered Materials segment;
partially offset by:
•lower Net sales in our Acetyl Chain segment.
Equity in net earnings (loss) of affiliates increased $13 million, or 59%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•an increase in earnings from our Ibn Sina strategic affiliate, primarily as a result of lower methyl tertiary-butyl ether ("MTBE") volumes arising from a plant turnaround during the three months ended March 31, 2025, which did not recur in the current year.
Our effective income tax rate for the three months ended March 31, 2026 was 40% compared to (150)% for the same period in 2025. The change in the effective income tax rate for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to increased earnings in the current year, as well as changes in uncertain tax benefits related to prior year tax examinations in various foreign jurisdictions and differences in functional currency for tax purposes in certain jurisdictions, partially offset by favorable changes in the geographic mix of earnings in the current year. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Segments
Engineered Materials

	Three Months Ended March 31,		Change	% Change
	2026	2025
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,325	1,287	38	3.0%
Net Sales Variance
Volume	—%
Price	(1)%
Currency	4%
Other (charges) gains, net	(7)	(15)	8	53.3%
Gain (loss) on disposition of businesses and assets, net	48	4	44	1,100.0%
Operating profit (loss)	221	94	127	135.1%
Operating margin	16.7%	7.3%
Equity in net earnings (loss) of affiliates	31	16	15	93.8%
Depreciation and amortization	107	109	(2)	(1.8)%
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
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Net sales increased for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•a favorable currency impact, primarily resulting from a stronger euro relative to the U.S. dollar;
partially offset by:
•lower pricing for most of our products, primarily due to competitive market dynamics.
Operating profit increased for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•lower spending of $56 million, primarily as a result of the positive impact from our planned inventory build as well as the realization of cost savings and productivity actions during the three months ended March 31, 2026;
•a gain of $50 million recognized on the completed sale of the Micromax® business (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information); and
•lower raw materials costs, primarily driven by productivity initiatives.

Equity in net earnings (loss) of affiliates increased for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•an increase in earnings from our Ibn Sina strategic affiliate, primarily as a result of lower MTBE volumes arising from a plant turnaround during the three months ended March 31, 2025, which did not recur in the current year.
Acetyl Chain

	Three Months Ended March 31,		Change	% Change
	2026	2025
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,036	1,116	(80)	(7.2)%
Net Sales Variance
Volume	(7)%
Price	(4)%
Currency	4%
Other (charges) gains, net	(9)	(3)	(6)	(200.0)%
Operating profit (loss)	95	161	(66)	(41.0)%
Operating margin	9.2%	14.4%
Depreciation and amortization	81	61	20	32.8%
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
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Net sales decreased for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•lower volume across most of our products, due to decreased global demand; and
•lower pricing for our products globally, due to an environment with greater supply than demand during the three months ended March 31, 2026;
partially offset by:
•a favorable currency impact, primarily resulting from a stronger euro relative to the U.S. dollar.
Operating profit decreased for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•lower Net sales.

Other Activities

	Three Months Ended March 31,		Change	% Change
	2026	2025
	(unaudited)
	(In $ millions, except percentages)
Operating profit (loss)	(102)	(90)	(12)	(13.3)%
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
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Operating loss increased for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to:
•higher spending of $9 million, primarily related to higher merger and acquisition and incentive compensation costs incurred during the three months ended March 31, 2026; and
•an unfavorable currency impact.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facilities. As of March 31, 2026, we have $1.75 billion available for borrowing under our senior U.S. Revolving Credit Facility (defined below) and $94 million available for borrowing under our separate China Revolving Credit Facilities (defined below), if required, to meet our working capital needs and other contractual obligations (see Covenants section below for further information). In addition, we held cash and cash equivalents of $1.8 billion as of March 31, 2026. We are actively managing our business to maintain cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
On February 2, 2026, we completed the sale of the Micromax® business to Element Solutions Inc for a purchase price of $493 million, subject to customary transaction adjustments. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.
In October 2025, we announced the intended closure of our facility in Lanaken, Belgium to streamline our production costs across our global network. We intend to permanently cease all manufacturing operations during the second half of 2026. We expect to incur additional exit and shutdown costs related to the closure of the facility of $100 million, including employee termination costs, through 2027. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.
Our incurrence of debt to finance the purchase price for the M&M Acquisition increased our leverage and our ratio of indebtedness to consolidated EBITDA as set forth in our senior unsecured credit facilities. We believe that cash flows from our operations, together with cost reduction initiatives, will support our deleveraging efforts over the next few years. However, we expect the weakened demand environment, as discussed below, to continue to adversely impact our cash generation in the near-term. In furtherance of our deleveraging efforts, we have paused our share repurchase program and are in the process of evaluating additional cash generation or conservation opportunities. As part of this process, we reduced our quarterly dividend by approximately 95% beginning in the first quarter of 2025. We will continue to evaluate our dividend policy, taking into account our ability to return to a more balanced capital allocation strategy. Our deleveraging efforts may also include, in addition to the sale of the Micromax® business described above, other opportunistic dispositions or monetization of other product or business lines or other assets.

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
We continue to focus our near-term capital expenditures on required maintenance projects and productivity improvements, as we continue to prioritize deleveraging and expect total capital expenditures to be approximately $300 million to $350 million in 2026. In Engineered Materials, at our Nanjing, China facility, our expansions of (1) the compounding plant was completed and began production activities during the three months ended December 31, 2025 and (2) the liquid crystal polymer ("LCP") compounding facility is on schedule for completion in the second half of 2026. Our energy optimization productivity and greenhouse gas reduction project at our polyoxymethylene ("POM") unit in Frankfurt, Germany is progressing on an extended schedule that aligns with our strategy for capital spending. In the Acetyl Chain, our planned expansion of our vinyl acetate ethylene ("VAE") emulsion plant in Frankfurt, Germany is in construction with start-up scheduled in the third quarter of 2026 to align with demand. We continue to see the investments made in recent years strengthen the growth and reliability, while lowering the carbon footprint, of our manufacturing network to best serve our customers.
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
Cash Flows
Cash and cash equivalents increased $495 million to $1.8 billion as of March 31, 2026 compared to December 31, 2025. As of March 31, 2026, $706 million of the $1.8 billion of cash and cash equivalents was held by our foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $39 million to $76 million for the three months ended March 31, 2026 compared to net cash provided by operating activities of $37 million for the same period in 2025, primarily due to:
•a decrease in net cash interest paid of $108 million; and
•an increase in earnings performance after noncash adjustments;
partially offset by:
•unfavorable trade working capital of $104 million, primarily due to the timing of collections of trade receivables and inventory increases compared to prior year reductions, partially offset by timing of settlement of trade payables during the three months ended March 31, 2026.

•Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities increased $523 million to $425 million for the three months ended March 31, 2026 compared to net cash used in investing activities of $98 million for the same period in 2025, primarily due to:
•a cash flow of $493 million related to sale of the Micromax® business (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information).
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $48 million to $3 million for the three months ended March 31, 2026 compared to net cash provided by financing activities of $45 million for the same period in 2025, primarily due to:
•a decrease in proceeds from long-term debt, primarily due to the March 2025 Offering (defined below), of $2.6 billion during three months ended March 31, 2025, which did not recur in the current year; and
•a decrease in net borrowings on short-term debt of $238 million, primarily due to a decrease in net borrowings of $200 million under the November 2024 U.S. Term Loan Credit Facility, during three months ended March 31, 2025, which did not recur in the current year, and a decrease in net borrowings on our China Revolving Credit Facilities (defined below) and U.S. Revolving Credit Facility (defined below) of $49 million, as well as a decrease of net borrowings under various China working capital loans during the three months ended March 31, 2026;
partially offset by:
•a decrease in repayments of long-term debt, primarily due to the March 2025 Tender Offers (defined below), of $1.1 billion, redemption of the 6.050% Senior Notes due March 15, 2025, partial repayment of $400 million of the March 2022 U.S. Term Loan Credit Facility (defined below), and redemption of the 1.250% Senior Notes due February 11, 2025, during the three months ended March 31, 2025, which did not recur in the current year; and
•a decrease in debt refinancing costs paid of $69 million during the three months ended March 31, 2025, which did not recur in the current year.
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
In August 2025, Celanese U.S. entered into a new senior unsecured revolving credit agreement (the "U.S. Revolving Credit Facility" and together with the March 2022 U.S. Term Loan Credit Facility and the November 2024 U.S. Term Loan Credit Facility, the "U.S. Credit Facilities"), consisting of a $1.75 billion senior unsecured revolving credit facility (with a letter of credit sublimit), maturing in 2030. The margin for borrowings under the U.S. Revolving Credit Facility is 1.00% to 2.00% (or between 0.00% and 1.00% in the case of U.S. dollar base rate borrowings) above certain interbank rates at current Company credit ratings.
The U.S. Revolving Credit Facility is guaranteed by Celanese and certain domestic subsidiaries, together representing substantially all of our U.S. assets and business operations (the "Subsidiary Guarantors").

Certain of our subsidiaries in China have outstanding senior unsecured bank obligations (collectively, the "China Credit Facilities"). Celanese (Shanghai) International Trading Co., Ltd ("CSIT") entered into a revolving credit facility guaranteed by Celanese U.S. (the "CSIT Revolving Credit Facility") which bears interest at a fixed rate. This revolving credit facility was fully repaid on January 13, 2026.
Celanese (Nanjing) Chemical Co., Ltd. ("CNCC") has entered into various working capital and term loans that bear interest at floating or fixed interest rates and expire on various dates beginning December 2026 through March 2031. These working capital and term loans have an outstanding balance of $628 million as of March 31, 2026.
In April 2025, CNCC entered into a CNY100 million revolving credit facility guaranteed by Celanese U.S. (the "CNCC Revolving Credit Facility" and together with the CSIT Revolving Credit Facility, the "China Revolving Credit Facilities") expiring 12 months from the drawdown date. No draws were initiated as of March 31, 2026.
On March 10, 2026, CNCC entered into a CNY600 million senior unsecured term loan credit agreement bearing interest at certain floating interest rates, expiring seven years from the drawdown date.
On March 26, 2026, CNCC entered into a CNY950 million senior unsecured term loan credit agreement bearing interest at certain floating interest rates, expiring five years from the drawdown date. No draws were initiated as of March 31, 2026.
We expect the China Credit Facilities will continue to facilitate our efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of our U.S. debt to China at a lower average interest rate.
•Senior Notes
In March 2025, Celanese U.S. completed a public offering of senior unsecured notes registered under the Securities Act in aggregate principal amounts of €750 million and $1.8 billion (the "March 2025 Offering").
In addition, in March 2025, Celanese U.S. completed cash tender offers for €552 million and $500 million in aggregate principal amounts of senior unsecured notes (the "March 2025 Tender Offers"). The net proceeds from the March 2025 Offering, together with borrowings under the November 2024 U.S. Term Loan Credit Facility, were used (i) to fund the March 2025 Tender Offers, (ii) for repayment of other outstanding indebtedness and (iii) to pay related fees and expenses.
Deferred financing costs related to the March 2025 Offering were $34 million and are being amortized to Interest expense in the unaudited interim consolidated statements of operations over the terms of the applicable notes. Fees and expenses related to the March 2025 Tender Offers of $32 million, including accelerated amortization of deferred financing costs associated with the principal amounts tendered, are included in Refinancing expense in the unaudited interim consolidated statements of operations for the three months ended March 31, 2025.
In December 2025, Celanese U.S. completed a public offering of senior unsecured notes registered under the Securities Act in an aggregate principal amount of $1.4 billion (the "December 2025 Offering").
In addition, in December 2025, Celanese U.S. completed cash tender offers for $1.2 billion in aggregate principal amounts of senior unsecured notes (the "December 2025 Tender Offers"). The net proceeds from the December 2025 Offering were used to (i) fund the December 2025 Tender Offers, (ii) repay other outstanding indebtedness and (iii) pay related fees and expenses.
There have been no material changes to our debt or other obligations described in our 2025 Form 10-K other than those disclosed above and in Note 7 - Debt in the accompanying unaudited interim consolidated financial statements.
•Accounts Receivable Purchasing Facility
In June 2025, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, our wholly-owned, "bankruptcy remote" special purpose subsidiary ("SPE") and certain global financial institutions ("Purchasers"). We de-recognized $315 million and $1.5 billion of accounts receivable under this agreement for the three months ended March 31, 2026 and year ended December 31, 2025, respectively, and collected $294 million and $1.5 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $104 million were pledged by the SPE as collateral to the Purchasers as of March 31, 2026.

•Factoring and Discounting Agreements
We have factoring agreements in Europe, Japan, Singapore and China with financial institutions. We de-recognized $185 million and $717 million of accounts receivable under these factoring agreements for the three months ended March 31, 2026 and year ended December 31, 2025, respectively, and collected $172 million and $724 million of accounts receivable sold under these factoring agreements during the same periods.
We have master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts, classified as accounts receivable. We received $13 million and $82 million from the accounts receivable transferred under the Master Discounting Agreements for the three months ended March 31, 2026 and year ended December 31, 2025, respectively.
Covenants
Our material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations.
During the year ended December 31, 2025, we amended certain covenants in certain U.S. Credit Facilities, including financial ratio maintenance covenants.
We are in compliance with the covenants in our material financing arrangements as of March 31, 2026. We expect to remain in compliance with such covenants over the twelve-month required evaluation period subsequent to the date of this filing based on current market conditions and our current expectation of future results of operations and cash generation. However, should our actual future results of operations and cash generation differ materially from our expectations, we may be required to seek an amendment to or waiver of any impacted covenants, or pursue other mitigation strategies.
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
The Parent Guarantor and the Subsidiary Guarantors have guaranteed the Senior Notes on a full and unconditional, joint and several, senior unsecured basis. The guarantees are subject to certain customary release provisions, including that a Subsidiary Guarantor will be released from its respective guarantee in specified circumstances, including (i) the sale or transfer of all of its assets or capital stock; (ii) its merger or consolidation with, or transfer of all or substantially all of its assets to, another person; or (iii) its ceasing to be a majority-owned subsidiary of the Issuer in connection with any sale of its capital stock or other transaction. Additionally, a Subsidiary Guarantor will be released from its guarantee of the Senior Notes at such time that it ceases to guarantee the Issuer's obligations under the existing U.S. Credit Facilities (subject to the satisfaction of customary document delivery requirements). The obligations of the Subsidiary Guarantors under their guarantees are limited as necessary to prevent such guarantees from constituting a fraudulent conveyance or fraudulent transfer under applicable law.
The Parent Guarantor and the Issuer are holding companies that conduct substantially all of their operations through their subsidiaries, which own substantially all of our consolidated assets. The Parent Guarantor holds the stock of its immediate 100% owned subsidiary, the Issuer, but has no material consolidated assets. The principal source of cash to pay the Parent Guarantor's and the Issuer's obligations, including obligations under the Senior Notes and the guarantee of the Issuer's obligations under the existing U.S. Credit Facilities, is the cash that our subsidiaries generate from their operations. Each of the Subsidiary Guarantors and our non-guarantor subsidiaries is a distinct legal entity and, under certain circumstances, applicable country or state laws, regulatory limitations and terms of other debt instruments may limit our subsidiaries' ability to distribute cash to the Issuer and the Parent Guarantor.
For cash management purposes, we transfer cash among the Parent Guarantor, Issuer, Subsidiary Guarantors and non-guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. While the non-guarantor subsidiaries do not guarantee the Issuer's obligations under our outstanding debt, the transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Senior Notes, the existing U.S. Credit Facilities, other outstanding debt, Common Stock dividends and Common Stock repurchases.
The summarized financial information of the Obligor Group is presented below on a combined basis after the elimination of: (i) intercompany transactions among such entities and (ii) equity in earnings from and investments in the non-guarantor subsidiaries. Transactions with, and amounts due to or from, non-guarantor subsidiaries and affiliates are separately disclosed.

Three Months Ended March 31, 2026
(In $ millions)
(unaudited)
Net sales to third parties	395
Net sales to non-guarantor subsidiaries	58
Total net sales	453
Gross profit	(42)
Earnings (loss) from continuing operations	(175)
Net earnings (loss)	(176)
Net earnings (loss) attributable to the Obligor Group	(176)

	As of March 31, 2026	As of December 31, 2025
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	1,193	1,176
Other current assets	3,191	2,503
Total current assets	4,384	3,679
Goodwill	536	536
Other noncurrent assets	6,636	6,620
Total noncurrent assets	7,172	7,156
Current liabilities due to non-guarantor subsidiaries	8,830	8,384
Current liabilities due to affiliates	6	5
Other current liabilities	2,249	1,666
Total current liabilities	11,085	10,055
Noncurrent liabilities due to non-guarantor subsidiaries	2,306	1,810
Other noncurrent liabilities	11,136	11,784
Total noncurrent liabilities	13,442	13,594
Share Capital
On April 15, 2026, we declared a quarterly cash dividend of $0.03 per share on our Common Stock amounting to $3 million. The cash dividend will be paid on May 11, 2026 to holders of record as of April 27, 2026. As indicated above, as part of our deleveraging efforts, we reduced our quarterly dividend by approximately 95% beginning in the first quarter of 2025. We will continue to evaluate our dividend policy, taking into account our ability to return to a more balanced capital allocation strategy.
There have been no material changes to our share capital described in our 2025 Form 10-K other than those disclosed above and in Note 10 - Shareholders' Equity in the accompanying unaudited interim consolidated financial statements.
Contractual Obligations
We have not entered into any material off-balance sheet arrangements.
Except as otherwise described in this report, there have been no material revisions outside the ordinary course of business to our contractual obligations as described in our 2025 Form 10-K.

Tax Return Audits
Our tax returns for the years 2013 through 2015 have been subject to audit by the tax authorities in the United States, the Netherlands, and Germany (collectively, the "Tax Authorities"). The Company and the Tax Authorities did not reach a joint resolution, and the audits proceeded on a jurisdiction by jurisdiction basis. We have concluded settlement discussions with the Dutch and German tax authorities related to transfer pricing matters for the applicable periods. During the first quarter of 2026, we reached a resolution with the U.S. Internal Revenue Service (the "IRS") with respect to joint audit matters, as well as certain other transfer pricing issues for subsequent years through 2020. We expect to finalize the administrative resolution with the IRS prior to the end of 2026.
In addition, our income tax returns are under examination by the tax authorities in Mexico for the years 2018 through 2020, in Canada for the years 2016 through 2022, in the United States for the years 2016 through 2020, and in Germany for periods after 2012. In August 2023, we entered into a partial settlement with the Mexican tax authorities with respect to the audit for the 2018 tax year. The partial settlement did not have a material impact on income tax expense in the unaudited interim consolidated statements of operations. We are currently engaged in discussions with the Mexican tax authorities regarding preliminary audit findings for the 2019 and 2020 tax years. We have concluded the audit for the 2019 through 2022 tax years with the Canadian tax authorities, which resulted in an immaterial adjustment. The Company remains in discussions with the Canadian tax authorities regarding audit findings for the 2016 through 2018 tax years and currently does not expect those audits to have a material impact on income tax expense. The audit in the U.S. for the years 2016 through 2020 is in the data gathering phase. During the first quarter of 2025, we initiated settlement discussions with the German tax authorities regarding certain matters related to the audit for periods after 2007. In the second quarter of 2025, the Company concluded settlement discussions with respect to the 2008 through 2012 tax years. We will record the impacts of any additional audit settlements in income tax expense in the period in which such settlements are finalized. Based on information currently available, we do not expect any additional material impacts to the unaudited interim consolidated statements of operations.
As of March 31, 2026, we believe that an adequate provision for income taxes has been made for all open tax years related to the examinations by governmental authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the governmental authorities are resolved in a manner inconsistent with our expectations or we are unsuccessful in defending our positions, we could be required to adjust our provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Environment
During the three months ended March 31, 2026, demand in the Western Hemisphere was supported by sequential seasonal improvement but remained overall muted in key end markets, including automotive, paints and coatings and construction, reflecting ongoing global macroeconomic weakness. Supply chain dislocations drove raw material and energy inflation, resulting in price escalation across the value chain particularly in the Eastern Hemisphere and Europe. We continue to identify and execute actions that aim to improve earnings, accelerate deleveraging and drive long‑term shareholder value.
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
We describe our significant accounting policies in Note 2 - Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in our 2025 Form 10-K. We discuss our critical accounting policies and estimates in MD&A in our 2025 Form 10-K.
Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements in the accompanying unaudited interim consolidated financial statements included in this Quarterly Report for information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk for the Company has not changed materially from the foreign exchange, interest rate and commodity risks disclosed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2025 Form 10-K. See also Note 12 - Derivative Financial Instruments in the accompanying unaudited interim consolidated financial statements for further discussion of our market risk management and the related impact on the Company's financial position and results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of March 31, 2026, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in legal and regulatory proceedings, lawsuits, claims and investigations incidental to the normal conduct of its business, relating to such matters as product liability, land disputes, insurance coverage disputes, contracts, employment, antitrust and competition, intellectual property, personal injury, toxic tort, public nuisance and other actions in tort, workers' compensation, chemical exposure, asbestos exposure, taxes, trade compliance, acquisitions and divestitures, claims of current and legacy shareholders, past waste disposal practices and release of chemicals into the environment. The Company is actively defending those matters where it is named as a defendant. Due to the inherent subjectivity of assessments and unpredictability of outcomes of legal proceedings, the Company's litigation accruals and estimates of possible loss or range of possible loss may not represent the ultimate loss to the Company from legal proceedings. See Note 9 - Environmental and Note 14 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements for a discussion of material environmental matters and material commitments and contingencies related to legal and regulatory proceedings. There have been no significant developments in the "Legal Proceedings" described in our 2025 Form 10-K other than those disclosed in Note 9 - Environmental and Note 14 - Commitments and Contingencies in the accompanying unaudited interim consolidated financial statements. See Part I - Item 1A. Risk Factors of our 2025 Form 10-K for certain risk factors relating to these legal proceedings.
Item 1A. Risk Factors
In addition to the information in this Quarterly Report, readers should carefully consider the information in Part I, Item 1A. Risk Factors of our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any Common Stock during the three months ended March 31, 2026. As of March 31, 2026, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008, with approximately $1.1 billion value of shares remaining that may be purchased under the program. See Note 10 - Shareholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(c) Trading Plans
During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans or "non-Rule 10b5-1 trading arrangements" as defined in Item 408 of Regulation S-K.

Item 6. Exhibits(1)

Exhibit Number
Description

3.1	Restated Certificate of Incorporation of Celanese Corporation, effective May 15, 2025 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).

3.2	Amended and Restated By-laws of Celanese Corporation, effective May 15, 2025 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).

10.1*‡	Form of 2025 Time-Based Restricted Stock Unit Award Agreement.

10.2*‡	Form of 2026 Performance-Based Restricted Stock Unit Award Agreement.

10.3*‡	Form of 2026 Performance-Based Restricted Stock Unit Award Agreement for Chief Executive Officer.

10.4*‡	Form of 2026 Time-Based Restricted Stock Unit Award Agreement.

10.5*‡	Form of 2026 Time-Based Restricted Stock Unit Award Agreement for Chief Executive Officer.

10.6*‡	Form of 2026 Time-Based Stock Option Award Agreement.

10.7*‡	Form of 2026 Time-Based Stock Option Award Agreement for Chief Executive Officer.

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
President, Chief Executive Officer
and Director

	Date:	May 6, 2026

By:	/s/ CHUCK B. KYRISH
Chuck B. Kyrish
Senior Vice President and
Chief Financial Officer

	Date:	May 6, 2026