Form 10-Q
period 2026-06-30
Celanese Corp
filed 2026-08-05
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2026
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, as of August 3, 2026 was 109,748,926.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended June 30, 2026

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In $ millions, except share and per share data)
Net sales	2,752	2,532	5,089	4,921
Cost of sales	(2,134)	(1,998)	(4,003)	(3,913)
Gross profit	618	534	1,086	1,008
Selling, general and administrative expenses	(251)	(214)	(477)	(445)
Amortization of intangible assets	(39)	(42)	(79)	(82)
Research and development expenses	(29)	(31)	(57)	(62)
Other (charges) gains, net	(31)	(20)	(51)	(51)
Foreign exchange gain (loss), net	10	6	22	27
Gain (loss) on disposition of businesses and assets, net	(2)	(2)	46	1
Operating profit (loss)	276	231	490	396
Equity in net earnings (loss) of affiliates	11	29	46	51
Non-operating pension and other postretirement employee benefit (expense) income	5	1	10	3
Interest expense	(186)	(177)	(369)	(347)
Refinancing expense	—	—	—	(32)
Interest income	10	7	19	11
Dividend income - equity investments	43	41	44	42
Other income (expense), net	(17)	1	(16)	3
Earnings (loss) from continuing operations before tax	142	133	224	127
Income tax (provision) benefit	(11)	77	(44)	68
Earnings (loss) from continuing operations	131	210	180	195
Earnings (loss) from operation of discontinued operations	(2)	(10)	(3)	(16)
Income tax (provision) benefit from discontinued operations	—	—	—	1
Earnings (loss) from discontinued operations	(2)	(10)	(3)	(15)
Net earnings (loss)	129	200	177	180
Net (earnings) loss attributable to noncontrolling interests	(4)	(3)	(8)	(7)
Net earnings (loss) attributable to Celanese Corporation	125	197	169	173
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	127	207	172	188
Earnings (loss) from discontinued operations	(2)	(10)	(3)	(15)
Net earnings (loss)	125	197	169	173
Earnings (loss) per common share - basic
Continuing operations	1.16	1.89	1.57	1.72
Discontinued operations	(0.02)	(0.09)	(0.03)	(0.14)
Net earnings (loss) - basic	1.14	1.80	1.54	1.58
Earnings (loss) per common share - diluted
Continuing operations	1.15	1.89	1.56	1.71
Discontinued operations	(0.02)	(0.09)	(0.02)	(0.13)
Net earnings (loss) - diluted	1.13	1.80	1.54	1.58
Weighted average shares - basic	109,776,090	109,526,113	109,720,324	109,473,864
Weighted average shares - diluted	110,249,548	109,734,396	110,095,824	109,686,840

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In $ millions)
Net earnings (loss)	129	200	177	180
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(15)	(69)	(42)	(74)
Gain (loss) on derivative hedges	(13)	(15)	(19)	20
Pension and postretirement benefits	(1)	(1)	(1)	—
Total other comprehensive income (loss), net of tax	(29)	(85)	(62)	(54)
Total comprehensive income (loss), net of tax	100	115	115	126
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(4)	(12)	(8)
Comprehensive income (loss) attributable to Celanese Corporation	94	111	103	118

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2026	As of December 31, 2025
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	1,364	1,263
Trade receivables - third party and affiliates	1,288	922
Non-trade receivables, net	581	545
Inventories	2,305	2,220
Assets held for sale	—	492
Other assets	257	251
Total current assets	5,795	5,693
Investments in affiliates	1,233	1,252
Property, plant and equipment, net	4,807	5,076
Operating lease right-of-use assets	417	359
Deferred income taxes	1,325	1,359
Other assets	605	601
Goodwill	4,151	4,171
Intangible assets, net	3,075	3,184
Total assets	21,408	21,695
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,311	1,204
Trade payables - third party and affiliates	1,485	1,279
Liabilities held for sale	—	75
Other liabilities	1,106	1,049
Income taxes payable	104	76
Total current liabilities	4,006	3,683
Long-term debt, net of unamortized deferred financing costs	10,696	11,394
Deferred income taxes	458	512
Uncertain tax positions	211	208
Benefit obligations	321	344
Operating lease liabilities	317	265
Other liabilities	811	817
Commitments and Contingencies
Shareholders' Equity
Common stock, $0.0001 par value, 400,000,000 shares authorized (2026: 171,036,104 issued and 2025: 170,918,221 issued)	—	—
Treasury stock, at cost	(5,480)	(5,482)
Additional paid-in capital	450	431
Retained earnings	10,039	9,876
Accumulated other comprehensive income (loss), net	(842)	(776)
Total Celanese Corporation shareholders' equity	4,167	4,049
Noncontrolling interests	421	423
Total equity	4,588	4,472
Total liabilities and equity	21,408	21,695

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	109,661,338	—	109,403,403	—
Stock option exercises	1,000	—	—	—
Stock awards	86,467	—	98,473	—
Balance as of the end of the period	109,748,805	—	109,501,876	—
Treasury Stock
Balance as of the beginning of the period	61,348,064	(5,482)	61,499,640	(5,486)
Issuance of treasury stock under stock plans	(60,765)	2	(87,055)	3
Balance as of the end of the period	61,287,299	(5,480)	61,412,585	(5,483)
Additional Paid-In Capital
Balance as of the beginning of the period		439		413
Stock-based compensation, net of tax		11		6
Balance as of the end of the period		450		419
Retained Earnings
Balance as of the beginning of the period		9,917		11,027
Net earnings (loss) attributable to Celanese Corporation		125		197
Common stock dividends		(3)		(3)
Balance as of the end of the period		10,039		11,221
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(811)		(817)
Other comprehensive income (loss), net of tax		(31)		(86)
Balance as of the end of the period		(842)		(903)
Total Celanese Corporation shareholders' equity		4,167		5,254
Noncontrolling Interests
Balance as of the beginning of the period		422		429
Net earnings (loss) attributable to noncontrolling interests		4		3
Other comprehensive income (loss), net of tax		2		1
Distributions/dividends to noncontrolling interests		(7)		(5)
Balance as of the end of the period		421		428
Total equity		4,588		5,682

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	109,570,157	—	109,327,556	—
Stock option exercises	5,506	—	—	—
Stock awards	173,142	—	174,320	—
Balance as of the end of the period	109,748,805	—	109,501,876	—
Treasury Stock
Balance as of the beginning of the period	61,348,064	(5,482)	61,499,640	(5,486)
Issuance of treasury stock under stock plans	(60,765)	2	(87,055)	3
Balance as of the end of the period	61,287,299	(5,480)	61,412,585	(5,483)
Additional Paid-In Capital
Balance as of the beginning of the period		431		409
Stock-based compensation, net of tax		19		10
Balance as of the end of the period		450		419
Retained Earnings
Balance as of the beginning of the period		9,876		11,054
Net earnings (loss) attributable to Celanese Corporation		169		173
Common stock dividends		(6)		(6)
Balance as of the end of the period		10,039		11,221
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(776)		(848)
Other comprehensive income (loss), net of tax		(66)		(55)
Balance as of the end of the period		(842)		(903)
Total Celanese Corporation shareholders' equity		4,167		5,254
Noncontrolling Interests
Balance as of the beginning of the period		423		434
Net earnings (loss) attributable to noncontrolling interests		8		7
Other comprehensive income (loss), net of tax		4		1
Distributions/dividends to noncontrolling interests		(14)		(14)
Balance as of the end of the period		421		428
Total equity		4,588		5,682

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
	(In $ millions)
Operating Activities
Net earnings (loss)	177	180
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and accretion	457	384
Pension and postretirement net periodic benefit cost	(5)	4
Pension and postretirement contributions	(26)	(27)
Deferred income taxes, net	(70)	(44)
(Gain) loss on disposition of businesses and assets, net	(47)	(2)
Stock-based compensation	18	12
Undistributed earnings in unconsolidated affiliates	24	2
Other, net	1	40
Operating cash provided by (used in) discontinued operations	(13)	8
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(399)	(31)
Inventories	(103)	115
Other assets	(58)	104
Trade payables - third party and affiliates	228	38
Other liabilities	101	(336)
Net cash provided by (used in) operating activities	285	447
Investing Activities
Capital expenditures on property, plant and equipment	(128)	(195)
Proceeds from sale of businesses and assets, net	493	7
Other, net	1	2
Net cash provided by (used in) investing activities	366	(186)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	11	1
Proceeds from short-term borrowings	29	589
Repayments of short-term borrowings	(43)	(555)
Proceeds from long-term debt	96	2,821
Repayments of long-term debt	(621)	(2,833)
Common stock dividends	(6)	(6)
Distributions/dividends to noncontrolling interests	(14)	(14)
Other, net	(1)	(74)
Net cash provided by (used in) financing activities	(549)	(71)
Exchange rate effects on cash and cash equivalents	(1)	21
Net increase (decrease) in cash and cash equivalents	101	211
Cash and cash equivalents as of beginning of period	1,263	962
Cash and cash equivalents as of end of period	1,364	1,173

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and six months ended June 30, 2026 and 2025 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the entire year.
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

The Company corrected these errors in the accompanying unaudited interim consolidated statements of equity for the three and six months ended June 30, 2025, decreasing Retained earnings by $22 million.
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
2. Recent Accounting Pronouncements
The following table provides a brief description of recent Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") and final rules issued by the SEC:

Standard/Final Rule	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818).	The new guidance is intended to improve the accounting for and disclosure of environmental credits and environmental credit obligations by providing recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits.	Effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted.	The Company is currently evaluating the impact of the adoption on its financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements.	The new guidance clarifies the interim reporting requirements by improving navigability of Topic 270 and more clearly specifying what disclosures are required in an interim reporting period. The new guidance (i) specifies the form and content choices for interim financial statements and accompanying notes; (ii) adds a comprehensive list of required interim disclosures from numerous Codification Topics to Topic 270; and (iii) introduces a disclosure principle that requires disclosure of events since the end of the previous annual reporting period that materially affect the entity.	Effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

Standard/Final Rule	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("DISE") and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date.	The new guidance requires the disclosure of additional information about certain costs and expenses on an annual and interim basis in the notes to financial statements. Specifically, in a tabular disclosure, the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. Within the same tabular disclosure, an entity is required to include certain expense, gain, or loss amounts that are already required to be disclosed under U.S. GAAP. In addition, an entity is required to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The guidance also requires an entity to disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses.	Effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted.	The Company is currently evaluating the impact of the adoption and expects that the adoption of the guidance will result in expanded financial statement disclosures related to expenses included within the Company's consolidated statement of operations.
In March 2024, the SEC issued Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors.	The final rule will require the disclosure of Scope 1 and Scope 2 greenhouse gas emissions, if material, which will be subject to phased-in assurance requirements, governance of climate-related risks, risk management processes and climate-related targets and goals. Within the notes to financial statements, the final rule requires disclosure of certain climate-related financial statement effects and metrics.	The effective date is delayed pending the completion of judicial review in consolidated Eighth Circuit petitions.	The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

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
Plant Closures
•Lanaken, Belgium
Exit and shutdown costs related to plant closures are as follows:

Six Months Ended June 30, 2026
(In $ millions)
Lanaken, Belgium(1)
Restructuring (Note 18)	24
Accelerated depreciation expense(2)	35
Total	59
______________________________
(1)In October 2025, the Company announced the intended closure of its facility in Lanaken, Belgium to streamline the Company's production costs across its global network. This operation is included in the Company's Acetyl Chain segment. The Company intends to permanently cease all manufacturing operations during the second half of 2026.
The Company expects to incur additional exit and shutdown costs related to the intended closure of its facility in Lanaken, Belgium of $60 million, including employee termination costs, through 2027.
(2)Included in Cost of sales in the unaudited interim consolidated statements of operations.
4. Inventories

	As of June 30, 2026	As of December 31, 2025
	(In $ millions)
Finished goods	1,681	1,644
Work-in-process	86	89
Raw materials and supplies	538	487
Total	2,305	2,220

5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2025(1)	3,782	389	4,171
Transfer(2)	2	—	2
Exchange rate changes	(15)	(7)	(22)
As of June 30, 2026(1)	3,769	382	4,151
______________________________
(1)Includes accumulated impairment losses of $2.7 billion in the Engineered Materials segment.
(2)Related to the sale of the Micromax® business (Note 3).
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2025	41	2,431	563	54	3,089
Exchange rate changes	1	(22)	(7)	1	(27)
As of June 30, 2026	42	2,409	556	55	3,062
Accumulated Amortization
As of December 31, 2025	(39)	(887)	(170)	(44)	(1,140)
Amortization	—	(59)	(20)	—	(79)
Exchange rate changes	(1)	13	2	—	14
As of June 30, 2026	(40)	(933)	(188)	(44)	(1,205)
Net book value	2	1,476	368	11	1,857
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2025	1,235
Exchange rate changes	(17)
As of June 30, 2026	1,218
During the six months ended June 30, 2026, the Company did not renew or extend any intangible assets.

Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2027	157
2028	157
2029	152
2030	149
2031	147
6. Current Other Liabilities

	As of June 30, 2026	As of December 31, 2025
	(In $ millions)
Benefit obligations (Note 8)	26	26
Customer rebates	106	110
Derivatives (Note 12)	92	102
Interest (Note 7)	220	197
Investment in affiliates	123	105
Operating leases	73	71
Restructuring (Note 18)	60	31
Salaries and benefits	146	147
Sales and use tax/foreign withholding tax payable	122	113
Other	138	147
Total	1,106	1,049
7. Debt

	As of June 30, 2026	As of December 31, 2025
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	1,221	1,114
Short-term borrowings, including amounts due to affiliates(1)	90	47
Revolving credit facilities(2)	—	43
Total	1,311	1,204
______________________________
(1)The weighted average interest rate was 2.2% and 2.2% as of June 30, 2026 and December 31, 2025, respectively.
(2)The weighted average interest rate was 0.0% and 3.1% as of June 30, 2026 and December 31, 2025, respectively.

	As of June 30, 2026	As of December 31, 2025
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2026, interest rate of 1.400%	400	400
Senior unsecured notes due 2026, interest rate of 5.277%(1)	—	526
Senior unsecured notes due 2027, interest rate of 2.125%	569	587
Senior unsecured notes due 2027, interest rate of 7.165%(1)	554	554
Senior unsecured notes due 2028, interest rate of 0.625%	570	587
Senior unsecured notes due 2028, interest rate of 7.350%(1)	746	746
Senior unsecured notes due 2029, interest rate of 6.337%(1)	570	588
Senior unsecured notes due 2029, interest rate of 7.330%(1)	750	750
Senior unsecured notes due 2030, interest rate of 6.500%	700	700
Senior unsecured notes due 2030, interest rate of 7.550%(1)	999	999
Senior unsecured notes due 2031, interest rate of 7.000%	600	600
Senior unsecured notes due 2031, interest rate of 5.000%	855	881
Senior unsecured notes due 2032, interest rate of 7.379%(1)	1,000	1,000
Senior unsecured notes due 2033, interest rate of 7.700%(1)	1,000	1,000
Senior unsecured notes due 2033, interest rate of 6.750%	1,100	1,100
Senior unsecured notes due 2034, interest rate of 7.375%	800	800
Pollution control and industrial revenue bonds due at various dates through 2030(2)	85	85
Bank loans due at various dates through 2031(3)	594	582
Obligations under finance leases due at various dates through 2054	121	129
Subtotal	12,013	12,614
Unamortized deferred financing costs(4)	(96)	(106)
Current installments of long-term debt	(1,221)	(1,114)
Total	10,696	11,394
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
(3)The weighted average interest rate was 2.4% and 2.4% as of June 30, 2026 and December 31, 2025, respectively.
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
Certain of the Company's subsidiaries in China (Celanese (Shanghai) International Trading Co., Ltd ("CSIT") and Celanese (Nanjing) Chemical Co., Ltd. ("CNCC") have outstanding senior unsecured bank obligations collectively, the "China Credit Facilities") as follows:

Subsidiary	Loan Origination Date	Maturity	Borrowing Capacity		Interest Rate	As of June 30, 2026
			(In CNY millions)		(In percentages)	(In CNY millions)	(In $ millions)
CSIT	January 4, 2023	January 13, 2026	550	(1)	2.700	—	—
CNCC	January 6, 2023	December 25, 2026	800	(2)	2.340	450	66
CSIT	March 26, 2026	February 7, 2027	100	(2)	2.220	100	15
CSIT	May 6, 2026	February 7, 2027	100	(2)	2.220	100	15
CNCC	July 18, 2025	June 17, 2027	200	(2)	2.340	160	23
CNCC	June 28, 2024	June 28, 2027	800	(2)	2.340	640	94
CNCC	January 15, 2025	December 21, 2027	500	(3)	2.440	425	63
CNCC	March 6, 2025	March 6, 2028	750	(2)	2.340	675	99
CNCC	November 1, 2024	June 9, 2028	1,000	(2)	2.350	692	102
CNCC	October 20, 2025	July 3, 2028	300	(2)	2.340	285	42
CNCC	October 20, 2025	October 20, 2028	300	(2)	2.340	285	42
CNCC	March 10, 2026	March 11, 2031	600	(2)	2.410	260	38
CNCC	March 26, 2026	April 15, 2031	950	(2)	2.410	100	15
Total						4,172	614
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
In April 2025, CNCC entered into a CNY100 million revolving credit facility guaranteed by Celanese U.S. (the "CNCC Revolving Credit Facility" and together with the CSIT Revolving Credit Facility, the "China Revolving Credit Facilities") expiring 12 months from the drawdown date. No draws were initiated as of June 30, 2026.
The Company expects the China Credit Facilities will continue to facilitate its efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of its U.S. debt to China at a lower average interest rate.

The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facilities are as follows:

As of June 30, 2026
(In $ millions)
U.S. Revolving Credit Facility
Borrowings outstanding	—
Available for borrowing	1,750
China Revolving Credit Facilities
Borrowings outstanding	—
Available for borrowing	96
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
Deferred financing costs related to the March 2025 Offering were $34 million and are being amortized to Interest expense in the unaudited interim consolidated statements of operations over the terms of the applicable notes. Fees and expenses related to the March 2025 Tender Offers of $32 million, including accelerated amortization of deferred financing costs associated with the principal amounts tendered, are included in Refinancing expense in the unaudited interim consolidated statements of operations for the six months ended June 30, 2025.
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
On June 25, 2026, Celanese U.S. redeemed all of its outstanding 4.777% unsecured senior notes due 2026 ("4.777% Notes") at a redemption price of 100% of the face amount for a total principal payment of $508 million plus accrued interest of $25 million. Cash on hand was used to fund the redemption.

Accounts Receivable Purchasing Facility
On May 22, 2026, the Company entered into an amendment to the amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its U.S. accounts receivable purchasing facility among certain of the Company's subsidiaries, a wholly-owned, "bankruptcy remote" special purpose subsidiary (the "U.S. SPE") and certain global financial institutions ("U.S. Purchasers"). The Amended Receivables Purchase Agreement extends the term of the U.S. accounts receivable purchasing facility such that the U.S. SPE may sell certain receivables until May 22, 2028. Under the Amended Receivables Purchase Agreement, transfers of U.S. accounts receivable from the U.S. SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the U.S. accounts receivable to the U.S. SPE. The Company and related subsidiaries have no continuing involvement in the transferred U.S. accounts receivable, other than collection and administrative responsibilities and, once sold, the U.S. accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant U.S. accounts receivable, resulting in derecognition of the U.S. accounts receivables from the Company's unaudited consolidated balance sheets. The Company de-recognized $738 million and $1.5 billion of accounts receivable under this agreement for the six months ended June 30, 2026 and year ended December 31, 2025, respectively, and collected $693 million and $1.5 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $124 million were pledged by the U.S. SPE as collateral to the U.S. Purchasers as of June 30, 2026.
Factoring and Discounting Agreements
The Company has factoring agreements in Europe, Japan and Singapore with financial institutions to sell 100%, 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. The Company also has a factoring agreement in China with a financial institution to sell 100% of certain accounts receivable on a limited recourse basis. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no material continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $350 million and $717 million of accounts receivable under these factoring agreements for the six months ended June 30, 2026 and year ended December 31, 2025, respectively, and collected $359 million and $724 million of accounts receivable sold under these factoring agreements during the same periods.
The Company has master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts ("BADs"), classified as accounts receivable. Under the Master Discounting Agreements, transfers of BADs are treated as sales and are accounted for as a reduction in accounts receivable because the Master Discounting Agreements transfer effective control over and risk related to the transferred BADs to the financial institutions. The Company has no continuing involvement in the transferred BADs, and the BADs are no longer available to satisfy creditors in the event of a bankruptcy. The Company received $42 million and $82 million from the accounts receivable transferred under the Master Discounting Agreements for the six months ended June 30, 2026 and year ended December 31, 2025, respectively.
Covenants
The Company's material financing arrangements contain customary covenants, such as events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations.
On July 31, 2026, and during the year ended December 31, 2025, the Company amended certain covenants in certain U.S. Credit Facilities, including financial ratio maintenance covenants.
The Company is in compliance with the covenants in its material financing arrangements as of June 30, 2026. The Company expects to remain in compliance with such covenants over the twelve-month required evaluation period subsequent to the date of this filing based on current market conditions and the Company's current expectation of future results of operations and cash generation. However, should the Company's actual future results of operations and cash generation differ materially from its expectations, it may be required to seek an amendment to or waiver of any impacted covenants, or pursue other mitigation strategies.

8. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	2	—	3	—	5	—	7	—
Interest cost	28	1	31	—	55	1	60	1
Expected return on plan assets	(33)	—	(32)	—	(65)	—	(64)	—
Amortization of prior service cost (credit)	(1)	—	—	—	(1)	—	—	—
Total	(4)	1	2	—	(6)	1	3	1
Benefit obligation funding is as follows:

	As of June 30, 2026	Total Expected 2026
	(In $ millions)
Cash contributions to defined benefit pension plans	15	33
Benefit payments to nonqualified pension plans	9	17
Benefit payments to other postretirement benefit plans	2	3
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefit plan balances recognized in the unaudited consolidated balance sheets consist of the following:

	As of June 30, 2026		As of December 31, 2025
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Noncurrent Other assets	169	—	159	—
Current Other liabilities	(22)	(4)	(22)	(3)
Benefit obligations	(285)	(33)	(307)	(32)
Net amount recognized	(138)	(37)	(170)	(35)
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

The components of environmental remediation liabilities, included in current and noncurrent Other liabilities, are as follows:

	As of June 30, 2026	As of December 31, 2025
	(In $ millions)
Demerger obligations (Note 14)	15	24
Divestiture obligations (Note 14)	17	15
Active sites	22	23
U.S. Superfund sites	10	9
Other environmental remediation liabilities	2	2
Total	66	73
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
The Company declared a quarterly cash dividend of $0.03 per share on its Common Stock on July 15, 2026, amounting to $3 million. The cash dividend will be paid on August 10, 2026 to holders of record as of July 28, 2026.
Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

Total From February 2008 Through June 30, 2026

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
The Company did not repurchase any Common Stock during the six months ended June 30, 2026 or 2025.
Other Comprehensive Income (Loss), Net

	Three Months Ended June 30,
	2026			2025
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)(1)	(12)	(3)	(15)	(160)	91	(69)
Gain (loss) on derivative hedges	(16)	3	(13)	(15)	—	(15)
Pension and postretirement benefits gain (loss)	(1)	—	(1)	(1)	—	(1)
Total	(29)	—	(29)	(176)	91	(85)
______________________________
(1)Includes gross foreign currency translation adjustments related to noncontrolling interests of $2 million and $1 million for the three months ended June 30, 2026 and 2025, respectively.

	Six Months Ended June 30,
	2026			2025
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)(1)	(20)	(22)	(42)	(200)	126	(74)
Gain (loss) on derivative hedges	(24)	5	(19)	21	(1)	20
Pension and postretirement benefits gain (loss)	(1)	—	(1)	—	—	—
Total	(45)	(17)	(62)	(179)	125	(54)
______________________________
(1)Includes gross foreign currency translation adjustments related to noncontrolling interests of $4 million and $1 million for the six months ended June 30, 2026 and 2025, respectively.
Adjustments to Accumulated other comprehensive income (loss), net, attributable to Celanese Corporation are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Derivative Hedges (Note 12)	Pension and Postretirement Benefits Gain (Loss) (Note 8)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2025	(805)	35	(6)	(776)
Other comprehensive income (loss) before reclassifications	(24)	61	—	37
Amounts reclassified from accumulated other comprehensive income (loss)	—	(85)	(1)	(86)
Income tax (provision) benefit	(22)	5	—	(17)
As of June 30, 2026	(851)	16	(7)	(842)
11. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In percentages)
Effective income tax rate	8	(58)	20	(54)
The effective income tax rate for the three and six months ended June 30, 2026, was higher than for the same period in 2025. This increase was driven mainly by favorable tax items recorded in the prior-year period that did not recur in 2026, including net deferred tax benefits related to the relocation of certain intangible assets among wholly-owned foreign affiliates as part of the continued integration of global principal operations and a tax benefit associated with the settlement of German tax examinations for the 2008 through 2012 tax years. The higher rate also reflected unfavorable functional-currency tax impacts in certain jurisdictions during the current period. These effects were partially offset by favorable changes in the geographic mix of earnings in the current year and by reductions in valuation allowances on foreign tax credit carryforwards resulting from revised forecasts of foreign-sourced income and expenses during the applicable period.
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
On January 5, 2026, the OECD issued administrative guidance that establishes an exemption from the income inclusion rule and the undertaxed profits rule for MNE groups whose ultimate parent entity is located in a jurisdiction with a qualified side-by-side regime. Upon initial review, the U.S. would appear to qualify because it has a qualified domestic tax system and a qualified worldwide tax system. As a result, U.S. based groups are exempt from the OECD Pillar Two requirements other than for domestic top-up taxes and for certain reporting requirements. The Company will actively monitor the local country implementation of the new administrative guidance to determine the impact of the side-by-side system on its future filing positions.
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
As of June 30, 2026, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the examinations by governmental authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the governmental authorities are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its position, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.

12. Derivative Financial Instruments
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended June 30,				Statement of Operations Classification
	2026	2025	2026	2025
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(3)	1	—	—	Cost of sales
Interest rate swaps	—	—	(1)	(2)	Interest expense
Total	(3)	1	(1)	(2)

Designated as Fair Value Hedges
Cross-currency swaps(1)	22	(123)	36	(105)	Foreign exchange gain (loss), net

Designated as Net Investment Hedges
Foreign currency denominated debt	(2)	(195)	—	—	N/A
Cross-currency swaps(2)	(21)	(307)	—	—	N/A
Total	(23)	(502)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	18	45	Foreign exchange gain (loss), net; Other income (expense), net
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
(2)On June 10, 2026, the Company entered into a cross-currency swap to effectively convert $250 million of U.S. dollar-denominated borrowings into Chinese yuan-denominated borrowings at prevailing interest rates, maturing on May 15, 2027. The swap qualifies and has been designated as a net investment hedge of the Company's foreign currency exchange rate exposure on the net investment of certain of its Chinese yuan-denominated subsidiaries.

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Six Months Ended June 30,				Statement of Operations Classification
	2026	2025	2026	2025
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(6)	7	4	1	Cost of sales
Interest rate swaps	—	—	(3)	(3)	Interest expense
Total	(6)	7	1	(2)

Designated as Fair Value Hedges
Cross-currency swaps(1)	66	(147)	84	(159)	Foreign exchange gain (loss), net

Designated as Net Investment Hedges
Foreign currency denominated debt	23	(283)	—	—	N/A
Cross-currency swaps(2)	(6)	(387)	—	—	N/A
Total	17	(670)	—	—

Not Designated as Hedges
Foreign currency forwards and swaps	—	—	6	45	Foreign exchange gain (loss), net; Other income (expense), net
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
(2)On June 10, 2026, the Company entered into a cross-currency swap to effectively convert $250 million of U.S. dollar-denominated borrowings into Chinese yuan-denominated borrowings at prevailing interest rates, maturing on May 15, 2027. The swap qualifies and has been designated as a net investment hedge of the Company's foreign currency exchange rate exposure on the net investment of certain of its Chinese yuan-denominated subsidiaries.
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of June 30, 2026	As of December 31, 2025
	(In $ millions)
Derivative Assets
Gross amount recognized	298	291
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	298	291
Gross amount not offset in the consolidated balance sheets	29	28
Net amount	269	263

	As of June 30, 2026	As of December 31, 2025
	(In $ millions)
Derivative Liabilities
Gross amount recognized	682	706
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	682	706
Gross amount not offset in the consolidated balance sheets	29	28
Net amount	653	678

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

		Fair Value Measurement
		Significant Other Observable Inputs (Level 2)
		Other assets		Other liabilities
	Notional Amount	Current	Noncurrent	Current	Noncurrent
	(In millions)	(In $ millions)
As of June 30, 2026
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$56	3	37	1	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	€909	15	—	7	65
Cross-currency swaps(1)	¥132,242	42	96	7	—
Derivatives Designated as Net Investment Hedges
Cross-currency swaps and foreign currency denominated debt	€3,094	82	—	62	356
Cross-currency swaps(2)	¥8,962	19	—	7	169
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$1,539	4	—	8	—
Total		165	133	92	590
As of December 31, 2025
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$46	4	44	—	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	€909	14	—	8	86
Cross-currency swaps(1)	¥132,242	42	76	7	—
Derivatives Designated as Net Investment Hedges
Cross-currency swaps and foreign currency denominated debt	€4,899	82	—	65	429
Cross-currency swaps(2)	¥7,268	17	—	6	89
Derivatives Not Designated as Hedges
Foreign currency forwards and swaps	$2,184	12	—	16	—
Total		171	120	102	604
______________________________
(1)Notional amount denominated in Japanese yen.
(2)Notional amount denominated in Chinese yuan.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of June 30, 2026
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	18	18	—	18
Long-term debt, including current installments of long-term debt	12,013	12,223	121	12,344
As of December 31, 2025
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	18	19	—	19
Long-term debt, including current installments of long-term debt	12,614	12,592	129	12,721
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
As of June 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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

The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of June 30, 2026 are $132 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the indemnity or guarantee obligations contain monetary and/or time limitations, which time limitations extend through 2037. The aggregate amount of known and quantified obligations containing such limitations is $103 million as of June 30, 2026.
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
As of June 30, 2026, unconditional purchase obligations are expected to be paid through 2042 as follows:

(In $ millions)
2026	253
2027	406
2028	280
2029	263
2030	242
Thereafter	1,299
Total	2,743

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
As previously reported, in July 2020, the Company settled a European Commission competition law investigation involving certain of its subsidiaries and three other companies related to certain past ethylene purchases. Shell Chemicals Europe ("Shell"), certain Repsol entities ("Repsol") represented by Stichting Ethylene Claims (the "Stichting"), TotalEnergies, OMV, Borealis, LyondellBasell, and certain Versalis entities represented by the Stichting have each filed separate claims for damages with the District Court of Amsterdam against four companies, including the Company, arising from those activities. Hearings have been held in certain of these matters. On July 30, 2026, the Court published rulings in the Shell and Repsol matters finding the claimants' damages claims not plausible and dismissing in their entirety all claims against the Company and the three other companies. BASF, Dow, ExxonMobil, BP, MOL Group and Braskem have filed similar claims against the Company in the Court of Munich, Germany, and Dow filed a second claim against the Company and others in the Court of Dortmund, Germany. To date, 14 claims have been filed against the Company and other ethylene purchasers since 2023; however, two of these claims have been dismissed, as detailed above, and are subject to appeal. It remains possible that new or existing claimants may assert additional claims or seek additional damages associated with the 2020 European Commission settlement. The Company expects additional hearings will take place and briefings will be filed in 2026. At this time, the Company cannot estimate but continues to assess any potential impact of these matters. The Company aggressively disputes these claims and intends to vigorously defend itself against them.

15. Segment Information

	Engineered Materials	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Three Months Ended June 30, 2026
Net sales	1,446	1,329	—	(23)	(1)	2,752
Cost of sales	(1,129)	(1,032)	4	23		(2,134)
Gross profit	317	297	4	—		618
Selling, general and administrative expenses	(94)	(30)	(127)	—		(251)
Amortization of intangible assets	(39)	—	—	—		(39)
Research and development expenses	(19)	(9)	(1)	—		(29)
Other (charges) gains, net (Note 18)	(8)	(21)	(2)	—		(31)
Gain (loss) on disposition of business and assets, net	(1)	—	(1)	—		(2)
Other segment items(2)	—	—	10	—		10
Operating profit (loss)	156	237	(117)	—		276

Depreciation and amortization	144	86	14	—		244
Equity in net earnings (loss) of affiliates	6	1	4	—		11
Capital expenditures	36	29	2	—		67	(3)
	Three Months Ended June 30, 2025
Net sales	1,442	1,115	—	(25)	(1)	2,532
Cost of sales	(1,098)	(925)	—	25		(1,998)
Gross profit	344	190	—	—		534
Selling, general and administrative expenses	(101)	(23)	(90)	—		(214)
Amortization of intangible assets	(41)	(1)	—	—		(42)
Research and development expenses	(20)	(11)	—	—		(31)
Other (charges) gains, net (Note 18)	(16)	(1)	(3)	—		(20)
Gain (loss) on disposition of business and assets, net	(2)	(1)	1	—		(2)
Other segment items(2)	—	—	6	—		6
Operating profit (loss)	164	153	(86)	—		231

Depreciation and amortization	114	64	12	—		190
Equity in net earnings (loss) of affiliates	24	2	3	—		29
Capital expenditures	46	32	6	—		84	(3)
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes Foreign exchange gain (loss), net.
(3)Includes an increase in accrued capital expenditures of $5 million and a decrease of $9 million for the three months ended June 30, 2026 and 2025, respectively.

	Engineered Materials	Acetyl Chain	Other Activities	Eliminations		Consolidated
	(In $ millions)
	Six Months Ended June 30, 2026
Net sales	2,771	2,365	—	(47)	(1)	5,089
Cost of sales	(2,122)	(1,927)	(1)	47		(4,003)
Gross profit	649	438	(1)	—		1,086
Selling, general and administrative expenses	(189)	(56)	(232)	—		(477)
Amortization of intangible assets	(78)	(1)	—	—		(79)
Research and development expenses	(37)	(19)	(1)	—		(57)
Other (charges) gains, net (Note 18)	(15)	(30)	(6)	—		(51)
Gain (loss) on disposition of business and assets, net	47	—	(1)	—		46
Other segment items(2)	—	—	22	—		22
Operating profit (loss)	377	332	(219)	—		490

Depreciation and amortization	251	167	27	—		445
Equity in net earnings (loss) of affiliates	37	3	6	—		46
Capital expenditures	59	49	3	—		111	(3)
	As of June 30, 2026
Goodwill and intangible assets, net	6,796	430	—	—		7,226
Total assets	13,534	5,382	2,492	—		21,408
	Six Months Ended June 30, 2025
Net sales	2,729	2,231	—	(39)	(1)	4,921
Cost of sales	(2,111)	(1,840)	(1)	39		(3,913)
Gross profit	618	391	(1)	—		1,008
Selling, general and administrative expenses	(208)	(51)	(186)	—		(445)
Amortization of intangible assets	(81)	(1)	—	—		(82)
Research and development expenses	(42)	(20)	—	—		(62)
Other (charges) gains, net (Note 18)	(31)	(4)	(16)	—		(51)
Gain (loss) on disposition of business and assets, net	2	(1)	—	—		1
Other segment items(2)	—	—	27	—		27
Operating profit (loss)	258	314	(176)	—		396

Depreciation and amortization	223	125	22	—		370
Equity in net earnings (loss) of affiliates	40	5	6	—		51
Capital expenditures	85	62	15	—		162	(3)
	As of December 31, 2025
Goodwill and intangible assets, net	6,917	438	—	—		7,355
Total assets	13,971	5,302	2,422	—		21,695
______________________________
(1)Includes intersegment sales primarily related to the Acetyl Chain.
(2)Includes Foreign exchange gain (loss), net.
(3)Includes a decrease in accrued capital expenditures of $17 million and $33 million for the six months ended June 30, 2026 and 2025, respectively.

16. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years.
Remaining performance obligations related to take-or-pay contracts are expected to be recognized as follows:

As of June 30, 2026
(In $ millions)
2026	117
2027	121
2028	84
Thereafter	26
Total	348
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In $ millions)
Engineered Materials
North America	377	404	734	753
Europe and Africa	470	418	903	806
Asia-Pacific	566	586	1,070	1,102
South America	33	34	64	68
Total	1,446	1,442	2,771	2,729

Acetyl Chain
North America	431	364	779	750
Europe and Africa	483	404	849	789
Asia-Pacific	355	294	627	601
South America	37	28	63	52
Total(1)	1,306	1,090	2,318	2,192
______________________________
(1)Excludes intersegment sales of $23 million and $25 million for the three months ended June 30, 2026 and 2025, respectively. Excludes intersegment sales of $47 million and $39 million for the six months ended June 30, 2026 and 2025, respectively.

17. Earnings (Loss) Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	127	207	172	188
Earnings (loss) from discontinued operations	(2)	(10)	(3)	(15)
Net earnings (loss)	125	197	169	173

Weighted average shares - basic	109,776,090	109,526,113	109,720,324	109,473,864
Incremental shares attributable to equity awards(1)	473,458	208,283	375,500	212,976
Weighted average shares - diluted	110,249,548	109,734,396	110,095,824	109,686,840
______________________________
(1)Excludes anti-dilutive incremental shares attributable to equity awards as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In shares )
Options to purchase shares of Common Stock	990,071	745,064	904,912	640,775
Equity award shares	14,533	103,637	17,125	72,955
18. Other (Charges) Gains, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In $ millions)
Restructuring(1)	(26)	(20)	(46)	(51)
Plant/office closures	(5)	—	(5)	—
Total	(31)	(20)	(51)	(51)
______________________________
(1)Includes employee termination benefits primarily related to the previously announced closure of the Company's facility in Lanaken, Belgium (Note 3) and the announced closure of the Company's facilities in Ulsan, South Korea and Sakra, Singapore during the three and six months ended June 30, 2026, and employee termination benefits related to Company-wide business optimization projects during the three and six months ended June 30, 2026 and 2025.
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2025	14	9	8	31
Additions	15	25	6	46
Cash payments	(15)	(1)	(5)	(21)
Exchange rate changes	—	(1)	—	(1)
As of June 30, 2026	14	32	9	55

19. Subsequent Events
On July 31, 2026, the Company entered into a receivables purchase and financing agreement (the "European Receivables Purchase and Financing Agreement") and established an accounts receivable purchasing and financing facility among certain of the Company's European subsidiaries, a wholly-owned, "bankruptcy remote" special purpose subsidiary (the "EU SPE") and certain global financial institutions. The European Receivables Purchase and Financing Agreement permits the EU SPE to either sell or borrow against certain receivables until July 31, 2028. Under the European Receivables Purchase and Financing Agreement, sales of accounts receivable from the EU SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to such accounts receivable to the EU SPE. Borrowings against the receivables are not treated as sales and, as a result, are retained on the Company's unaudited consolidated balance sheets. The Company and related subsidiaries have no continuing involvement in the accounts receivable sold, other than collection and administrative responsibilities and such accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. The sales are transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of such accounts receivables from the Company's unaudited consolidated balance sheets. On July 31, 2026, the Company sold $88 million of receivables under the European Receivables Purchase and Financing Agreement.
On August 5, 2026, Celanese U.S. repaid in full all of its outstanding 1.400% unsecured senior notes due on August 5, 2026 ("1.400% Notes") for a total principal payment of $400 million plus accrued interest of $3 million. Cash on hand was used to fund the repayment.

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

Results of Operations
Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	2,752	2,532	220	5,089	4,921	168
Gross profit	618	534	84	1,086	1,008	78
Selling, general and administrative ("SG&A") expenses	(251)	(214)	(37)	(477)	(445)	(32)
Other (charges) gains, net	(31)	(20)	(11)	(51)	(51)	—
Gain (loss) on disposition of businesses and assets, net	(2)	(2)	—	46	1	45
Operating profit (loss)	276	231	45	490	396	94
Equity in net earnings (loss) of affiliates	11	29	(18)	46	51	(5)
Non-operating pension and other postretirement employee benefit (expense) income	5	1	4	10	3	7
Interest expense	(186)	(177)	(9)	(369)	(347)	(22)
Refinancing expense	—	—	—	—	(32)	32
Interest income	10	7	3	19	11	8
Dividend income - equity investments	43	41	2	44	42	2
Earnings (loss) from continuing operations before tax	142	133	9	224	127	97
Earnings (loss) from continuing operations	131	210	(79)	180	195	(15)
Earnings (loss) from discontinued operations	(2)	(10)	8	(3)	(15)	12
Net earnings (loss)	129	200	(71)	177	180	(3)
Net earnings (loss) attributable to Celanese Corporation	125	197	(72)	169	173	(4)
Other Data
Depreciation and amortization	244	190	54	445	370	75
SG&A expenses as a percentage of Net sales	9.1%	8.5%		9.4%	9.0%
Operating margin(1)	10.0%	9.1%		9.6%	8.0%
Other (charges) gains, net
Restructuring	(26)	(20)	(6)	(46)	(51)	5
Plant/office closures	(5)	—	(5)	(5)	—	(5)
Total Other (charges) gains, net	(31)	(20)	(11)	(51)	(51)	—
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of June 30, 2026	As of December 31, 2025
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,364	1,263

Short-term borrowings and current installments of long-term debt - third party and affiliates	1,311	1,204
Long-term debt, net of unamortized deferred financing costs	10,696	11,394
Total debt	12,007	12,598

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	(6)	5	1	—
Acetyl Chain	—	18	1	19
Total Company	(3)	11	1	9
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	(3)	2	3	2
Acetyl Chain	(3)	7	2	6
Total Company	(3)	4	2	3
Consolidated Results
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Net sales increased $220 million, or 9%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•higher pricing in our Acetyl Chain segment, primarily due to regional supply dislocation, as well as higher raw materials and sourcing costs;
•higher pricing in our Engineered Materials segment, primarily due to pricing actions implemented during the three months ended June 30, 2026, as well as a more favorable product mix; and
•a favorable currency impact from our Engineered Materials and Acetyl Chain segments, primarily resulting from a stronger euro and Chinese yuan relative to the U.S. dollar;
partially offset by:
•lower volume in our Engineered Materials segment, primarily due to the completed sale of the Micromax® business (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information).
Operating profit increased $45 million, or 19%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•higher Net sales across all of our segments; and
•lower raw materials costs in our Engineered Materials segment, primarily driven by productivity initiatives and sourcing changes;
partially offset by:
•higher accelerated depreciation expense of $65 million during the three months ended June 30, 2026 in our Engineered Materials and Acetyl Chain segments, primarily related to the announced closure of our facilities in Sakra, Singapore and Ulsan, South Korea, and optimization of the North American nylon 6,6 polymerization units in our Engineered

Materials segment, and the previously announced closure of our facility in Lanaken, Belgium in our Acetyl Chain segment (see Note 3 - Acquisitions, Dispositions and Plant Closures and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information);
•higher raw materials and sourcing costs in our Acetyl Chain segment, primarily for ethylene and methanol;
•higher spending of $49 million in our Engineered Material segment, primarily as a result of higher inventory and turnaround costs at our Frankfurt polyoxymethylene ("POM") unit during the three months ended June 30, 2026;
•higher spending of $48 million in our Acetyl Chain and Other Activities segments during the three months ended June 30, 2026, primarily as a result of increased plant operating and maintenance expenses and higher logistics costs in our Acetyl Chain segment, as well as higher incentive compensation and merger and acquisition costs incurred in Other Activities; and
•an unfavorable impact of $20 million to Other (charges) gains, net in our Acetyl Chain segment, primarily related to restructuring costs associated with the previously announced closure of our facility in Lanaken, Belgium (see Note 3 - Acquisitions, Dispositions and Plant Closures and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information).
Equity in net earnings (loss) of affiliates decreased $18 million, or 62%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•a decrease in earnings from our Mylar Specialty Films strategic affiliate, primarily due to restructuring activities.
Our effective income tax rate for the three months ended June 30, 2026 was 8% compared to (58)% for the same period in 2025. The change in the effective income tax rate for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to favorable tax items recorded in the prior-year period that did not recur in 2026, including net deferred tax benefits related to the relocation of certain intangible assets among wholly-owned foreign affiliates as part of the continued integration of global principal operations and a tax benefit associated with the settlement of German tax examinations for the 2008 through 2012 tax years. The higher rate also reflected unfavorable functional-currency tax impacts in certain jurisdictions during the current period. These effects were partially offset by favorable changes in the geographic mix of earnings in the current year and by reductions in valuation allowances on foreign tax credit carryforwards resulting from revised forecasts of foreign-sourced income and expenses during the applicable carryforward period. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net sales increased $168 million, or 3%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•higher pricing in our Acetyl Chain segment, primarily due to regional supply dislocation, as well as higher raw materials and sourcing costs;
•higher pricing in our Engineered Materials segment, primarily due to pricing actions implemented during the three months ended June 30, 2026, as well as a more favorable product mix; and
•a favorable currency impact from our Engineered Materials and Acetyl Chain segments, primarily resulting from a stronger euro and Chinese yuan relative to the U.S. dollar;
partially offset by:
•lower volume in our Engineered Materials and Acetyl Chain segments, primarily due to the completed sale of the Micromax® business in our Engineered Materials segment (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information), and decreased global demand in our Acetyl Chain segment.
Operating profit increased $94 million, or 24%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•higher Net sales across all of our segments;

•a gain of $50 million in our Engineered Materials segment, recognized on the completed sale of the Micromax® business (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information); and
•lower raw materials costs in our Engineered Materials segment, primarily driven by productivity initiatives and sourcing changes;
partially offset by:
•higher accelerated depreciation expense of $85 million in our Engineered Materials and Acetyl Chain segments during the six months ended June 30, 2026, primarily related to the announced closure of our facilities in Sakra, Singapore and Ulsan, South Korea, and optimization of the North American nylon 6,6 polymerization units in our Engineered Materials segment, and the previously announced closure of our facility in Lanaken, Belgium in our Acetyl Chain segment (see Note 3 - Acquisitions, Dispositions and Plant Closures and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information);
•higher spending of $73 million in our Other Activities and Acetyl Chain segments during the six months ended June 30, 2026, primarily related to higher incentive compensation and merger and acquisition costs in Other Activities segment, and increased plant operating and maintenance expenses and higher logistics costs in our Acetyl Chain segment;
•higher raw materials costs in our Acetyl Chain segment, primarily for ethylene and methanol; and
•an unfavorable impact of $10 million to Other (charges) gains, net in our Acetyl Chain and Engineered Materials segments during the six months ended June 30, 2026, primarily related to restructuring costs associated with the previously announced closure of our facility in Lanaken, Belgium in our Acetyl Chain segment, and partially offset by lower restructuring costs related to the Company-wide business optimization projects in our Engineered Materials segment (see Note 3 - Acquisitions, Dispositions and Plant Closures and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information).
Our effective income tax rate for the six months ended June 30, 2026 was 20% compared to (54)% for the same period in 2025. The higher effective income tax rate was primarily due to favorable tax items recorded in the prior-year period that did not recur in 2026, including net deferred tax benefits related to the relocation of certain intangible assets among wholly-owned foreign affiliates as part of the continued integration of global principal operations and a tax benefit associated with the settlement of German tax examinations for the 2008 through 2012 tax years. The higher rate also reflected unfavorable functional-currency tax impacts in certain jurisdictions during the current period. These effects were partially offset by favorable changes in the geographic mix of earnings in the current year and by reductions in valuation allowances on foreign tax credit carryforwards resulting from revised forecasts of foreign-sourced income and expenses during the applicable carryforward period. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

Business Segments
Engineered Materials

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2026	2025			2026	2025
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,446	1,442	4	0.3%	2,771	2,729	42	1.5%
Net Sales Variance
Volume	(6)%				(3)%
Price	5%				2%
Currency	1%				3%
Other (charges) gains, net	(8)	(16)	8	50.0%	(15)	(31)	16	51.6%
Gain (loss) on disposition of businesses and assets, net	(1)	(2)	1	50.0%	47	2	45	2,250.0%
Operating profit (loss)	156	164	(8)	(4.9)%	377	258	119	46.1%
Operating margin	10.8%	11.4%			13.6%	9.5%
Equity in net earnings (loss) of affiliates	6	24	(18)	(75.0)%	37	40	(3)	(7.5)%
Depreciation and amortization	144	114	30	26.3%	251	223	28	12.6%
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
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Net sales increased for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•higher pricing for most of our products, primarily due to pricing actions implemented during the three months ended June 30, 2026, as well as a more favorable product mix; and
•a favorable currency impact, primarily resulting from a stronger euro and Chinese yuan relative to the U.S. dollar;
largely offset by:
•lower volume, primarily due to the completed sale of the Micromax® business (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information).
Operating profit decreased for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•higher spending of $49 million, primarily as a result of higher inventory and turnaround costs at our Frankfurt POM unit during the three months ended June 30, 2026; and
•accelerated depreciation expense of $43 million, primarily related to the announced closure of our facilities in Sakra, Singapore and Ulsan, South Korea, and optimization of the North American nylon 6,6 polymerization units during the three months ended June 30, 2026;

partially offset by:
•higher Net sales; and
•lower raw materials costs, primarily driven by productivity initiatives and sourcing changes.
Equity in net earnings (loss) of affiliates decreased for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•a decrease in earnings from our Mylar Specialty Films strategic affiliate, primarily due to restructuring activities.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net sales increased for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•a favorable currency impact, primarily resulting from a stronger euro and Chinese yuan relative to the U.S. dollar; and
•higher pricing for most of our products, primarily due to pricing actions implemented during the three months ended June 30, 2026, as well as a more favorable product mix;
largely offset by:
•lower volume, primarily due to the completed sale of the Micromax® business (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information).
Operating profit increased for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•higher Net sales;
•a gain of $50 million recognized on the completed sale of the Micromax® business (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
•lower raw materials costs, primarily driven by productivity initiatives and sourcing changes; and
•a favorable impact of $16 million to Other (charges) gains, net, primarily due to lower restructuring costs related to the Company-wide business optimization projects during the six months ended June 30, 2026 (see Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information);
partially offset by:
•higher accelerated depreciation expense of $45 million, primarily related to the announced closure of our facilities in Sakra, Singapore and Ulsan, South Korea, and optimization of the North American nylon 6,6 polymerization units during the six months ended June 30, 2026.

Acetyl Chain

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2026	2025			2026	2025
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,329	1,115	214	19.2%	2,365	2,231	134	6.0%
Net Sales Variance
Volume	—%				(3)%
Price	18%				7%
Currency	1%				2%
Other (charges) gains, net	(21)	(1)	(20)	(2,000.0)%	(30)	(4)	(26)	(650.0)%
Operating profit (loss)	237	153	84	54.9%	332	314	18	5.7%
Operating margin	17.8%	13.7%			14.0%	14.1%
Depreciation and amortization	86	64	22	34.4%	167	125	42	33.6%
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
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Net sales increased for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•higher pricing for most of our products globally, primarily due to regional supply dislocation, as well as higher raw materials and sourcing costs; and
•a favorable currency impact, primarily resulting from a stronger euro and Chinese yuan relative to the U.S. dollar.
Operating profit increased for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•higher Net sales;
partially offset by:
•higher raw materials and sourcing costs, primarily for ethylene and methanol;
•accelerated depreciation expense of $22 million and an unfavorable impact of $20 million to Other (charges) gains, net, primarily related to restructuring costs associated with the previously announced closure of our facility in Lanaken, Belgium (see Note 3 - Acquisitions, Dispositions and Plant Closures and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information); and
•higher spending of $11 million, primarily as a result of increased plant operating and maintenance expenses, and higher logistics costs during the three months ended June 30, 2026.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net sales increased for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•higher pricing for most of our products globally, primarily due to regional supply dislocation, as well as higher raw materials and sourcing costs; and
•a favorable currency impact, primarily resulting from a stronger euro and Chinese yuan relative to the U.S. dollar;
partially offset by:
•lower volume for some of our products, primarily related to decreased global demand.
Operating profit increased for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•higher Net sales;
partially offset by:
•accelerated depreciation expense of $40 million and an unfavorable impact of $26 million to Other (charges) gains, net, primarily related to restructuring costs associated with the previously announced closure of our facility in Lanaken, Belgium (see Note 3 - Acquisitions, Dispositions and Plant Closures and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information);
•higher raw materials and sourcing costs, primarily for ethylene and methanol; and
•higher spending of $28 million, primarily as a result of increased plant operating and maintenance expenses, and higher logistics costs during the six months ended June 30, 2026.
Other Activities

	Three Months Ended June 30,		Change	% Change	Six Months Ended June 30,		Change	% Change
	2026	2025			2026	2025
	(unaudited)
	(In $ millions, except percentages)
Operating profit (loss)	(117)	(86)	(31)	(36.0)%	(219)	(176)	(43)	(24.4)%
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
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Operating loss increased for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•higher spending of $37 million, primarily related to higher incentive compensation and merger and acquisition costs incurred during the three months ended June 30, 2026;
partially offset by:
•a favorable currency impact.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Operating loss increased for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to:
•higher spending of $45 million, primarily related to higher incentive compensation and merger and acquisition costs incurred during the six months ended June 30, 2026.
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facilities. As of June 30, 2026, we have $1.75 billion available for borrowing under our senior U.S. Revolving Credit Facility (defined below) and $96 million available for borrowing under our separate China Revolving Credit Facilities (defined below), if required, to meet our working capital needs and other contractual obligations (see Covenants section below for further information). In addition, we held cash and cash equivalents of $1.4 billion as of June 30, 2026. We are actively managing our business to maintain cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
On February 2, 2026, we completed the sale of the Micromax® business to Element Solutions Inc for a purchase price of $493 million, subject to customary transaction adjustments. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.
In October 2025, we announced the intended closure of our facility in Lanaken, Belgium to streamline our production costs across our global network. We intend to permanently cease all manufacturing operations during the second half of 2026. We expect to incur additional exit and shutdown costs related to the closure of the facility of $60 million, including employee termination costs, through 2027. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.
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
We continue to focus our near-term capital expenditures on required stewardship, maintenance, and productivity projects, as we continue to prioritize deleveraging and expect total capital expenditures to be approximately $300 million to $350 million in 2026. In Engineered Materials, at our Nanjing, China facility, our expansions of (1) the compounding plant was completed and began production activities during the three months ended December 31, 2025 and (2) the liquid crystal polymer ("LCP") facility is on schedule for completion in the second half of 2026. Our energy optimization productivity and greenhouse gas reduction project at our POM unit in Frankfurt, Germany is progressing on an extended schedule that aligns with our strategy for capital spending. In the Acetyl Chain, our planned expansion of our vinyl acetate ethylene ("VAE") emulsion plant in Frankfurt, Germany is in construction with start-up scheduled in the third quarter of 2026 to align with demand. We continue to see the investments made in recent years strengthen the growth and reliability, while lowering the carbon footprint, of our manufacturing network to best serve our customers.

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
Cash Flows
Cash and cash equivalents increased $101 million to $1.4 billion as of June 30, 2026 compared to December 31, 2025. As of June 30, 2026, $811 million of the $1.4 billion of cash and cash equivalents was held by our foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $162 million to $285 million for the six months ended June 30, 2026 compared to net cash provided by operating activities of $447 million for the same period in 2025, primarily due to:
•unfavorable trade working capital of $396 million, primarily due to the timing of collections of trade receivables and inventory increases as a result of higher pricing and raw material costs, partially offset by timing of settlement of trade payables during the six months ended June 30, 2026; and
•a decrease in earnings performance after noncash adjustments;
partially offset by:
•favorable changes in other operating assets and liabilities of $275 million, primarily due to the timing of collections and settlements during the six months ended June 30, 2026.
•Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities increased $552 million to $366 million for the six months ended June 30, 2026 compared to net cash used in investing activities of $186 million for the same period in 2025, primarily due to:
•a cash inflow of $493 million related to sale of the Micromax® business (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information); and
•a decrease of $67 million in capital expenditures during the six months ended June 30, 2026.
•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $478 million to $549 million for the six months ended June 30, 2026 compared to net cash used in financing activities of $71 million for the same period in 2025, primarily due to:
•a decrease in proceeds from long-term debt, primarily due to the March 2025 Offering (defined below), of $2.6 billion during the six months ended June 30, 2025, which did not recur in the current year, and a decrease in proceeds of $119 million from our various long-term China working capital and term loans;

partially offset by:
•a decrease in repayments of long-term debt, primarily due to the March 2025 Tender Offers (defined below) of $1.1 billion, redemption of the 6.050% Senior Notes due March 15, 2025, partial repayment of $400 million of the March 2022 U.S. Term Loan Credit Facility (defined below), and redemption of the 1.250% Senior Notes due February 11, 2025, during the six months ended June 30, 2025, which did not recur in the current year, partially offset by the redemption of the 4.777% Notes (defined below), and repayment of certain long-term China working capital loans during the six months ended June 30, 2026; and
•a decrease in debt refinancing costs paid of $73 million during the six months ended June 30, 2025, which did not recur in the current year.
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
Celanese (Nanjing) Chemical Co., Ltd. ("CNCC") and CSIT entered into various working capital and term loans (the "China Working Capital and Term Loans") that bear interest at floating or fixed interest rates and expire on various dates beginning December 2026 through April 2031. During the three and six months ended June 30, 2026, CNCC and CSIT entered into four such agreements, with a combined borrowing capacity of CNY100 million and CNY1.8 billion, respectively. The China Working Capital and Term Loans have an outstanding balance of $614 million as of June 30, 2026.
In April 2025, CNCC entered into a CNY100 million revolving credit facility guaranteed by Celanese U.S. (the "CNCC Revolving Credit Facility" and together with the CSIT Revolving Credit Facility, the "China Revolving Credit Facilities") expiring 12 months from the drawdown date. No draws were initiated as of June 30, 2026.
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

Deferred financing costs related to the March 2025 Offering were $34 million and are being amortized to Interest expense in the unaudited interim consolidated statements of operations over the terms of the applicable notes. Fees and expenses related to the March 2025 Tender Offers of $32 million, including accelerated amortization of deferred financing costs associated with the principal amounts tendered, are included in Refinancing expense in the unaudited interim consolidated statements of operations for the six months ended June 30, 2025.
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
On June 25, 2026, Celanese U.S. redeemed all of its outstanding 4.777% unsecured senior notes due 2026 ("4.777% Notes") at a redemption price of 100% of the face amount for a total principal payment of $508 million plus accrued interest of $25 million. Cash on hand was used to fund the redemption.
On August 5, 2026, Celanese U.S. repaid in full all of its outstanding 1.400% unsecured senior notes due on August 5, 2026 ("1.400% Notes") for a total principal payment of $400 million plus accrued interest of $3 million. Cash on hand was used to fund the repayment.
There have been no material changes to our debt or other obligations described in our 2025 Form 10-K other than those disclosed above and in Note 7 - Debt in the accompanying unaudited interim consolidated financial statements.
•Accounts Receivable Purchasing Facility
On May 22, 2026, we entered into an amendment to the amended and restated receivables purchase agreement under our U.S. accounts receivable purchasing facility among certain of our subsidiaries, a wholly-owned, "bankruptcy remote" special purpose subsidiary (the "U.S. SPE") and certain global financial institutions ("U.S. Purchasers"). We de-recognized $738 million and $1.5 billion of accounts receivable under this agreement for the six months ended June 30, 2026 and year ended December 31, 2025, respectively, and collected $693 million and $1.5 billion of accounts receivable sold under this agreement during the same periods. Unsold U.S. accounts receivable of $124 million were pledged by the U.S. SPE as collateral to the U.S. Purchasers as of June 30, 2026.
On July 31, 2026, we entered into a receivables purchase and financing agreement (the "European Receivables Purchase and Financing Agreement") and established an accounts receivable purchasing and financing facility among certain of our European subsidiaries, a wholly-owned, "bankruptcy remote" special purpose subsidiary (the "EU SPE") and certain global financial institutions. The European Receivables Purchase and Financing Agreement permits the EU SPE to either sell or borrow against certain receivables until July 31, 2028. Under the European Receivables Purchase and Financing Agreement, sales of accounts receivable from the EU SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to such accounts receivable to the EU SPE. Borrowings against the receivables are not treated as sales and, as a result, are retained on our unaudited consolidated balance sheets. We and related subsidiaries have no continuing involvement in the accounts receivable sold, other than collection and administrative responsibilities and such accounts receivable are no longer available to satisfy our creditors or the related subsidiaries. The sales are transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of such accounts receivables from our unaudited consolidated balance sheets. On July 31, 2026, we sold $88 million of receivables under the European Receivables Purchase and Financing Agreement.
•Factoring and Discounting Agreements
We have factoring agreements in Europe, Japan, Singapore and China with financial institutions. We de-recognized $350 million and $717 million of accounts receivable under these factoring agreements for the six months ended June 30, 2026 and year ended December 31, 2025, respectively, and collected $359 million and $724 million of accounts receivable sold under these factoring agreements during the same periods.
We have master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts, classified as accounts receivable. We received $42 million and $82 million from the accounts receivable transferred under the Master Discounting Agreements for the six months ended June 30, 2026 and year ended December 31, 2025, respectively.

Covenants
Our material financing arrangements contain customary covenants, including the maintenance of certain financial ratios, events of default and change of control provisions. Failure to comply with these covenants, or the occurrence of any other event of default, could result in acceleration of the borrowings and other financial obligations.
On July 31, 2026, and during the year ended December 31, 2025, we amended certain covenants in certain U.S. Credit Facilities, including financial ratio maintenance covenants.
We are in compliance with the covenants in our material financing arrangements as of June 30, 2026. We expect to remain in compliance with such covenants over the twelve-month required evaluation period subsequent to the date of this filing based on current market conditions and our current expectation of future results of operations and cash generation. However, should our actual future results of operations and cash generation differ materially from our expectations, we may be required to seek an amendment to or waiver of any impacted covenants, or pursue other mitigation strategies.
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

Six Months Ended June 30, 2026
(In $ millions)
(unaudited)
Net sales to third parties	874
Net sales to non-guarantor subsidiaries	143
Total net sales	1,017
Gross profit	(82)
Earnings (loss) from continuing operations	(346)
Net earnings (loss)	(348)
Net earnings (loss) attributable to the Obligor Group	(348)

	As of June 30, 2026	As of December 31, 2025
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	2,797	1,176
Other current assets	2,667	2,503
Total current assets	5,464	3,679
Goodwill	536	536
Other noncurrent assets	6,748	6,620
Total noncurrent assets	7,284	7,156
Current liabilities due to non-guarantor subsidiaries	10,641	8,384
Current liabilities due to affiliates	4	5
Other current liabilities	1,719	1,666
Total current liabilities	12,364	10,055
Noncurrent liabilities due to non-guarantor subsidiaries	2,320	1,810
Other noncurrent liabilities	11,190	11,784
Total noncurrent liabilities	13,510	13,594
Share Capital
On July 15, 2026, we declared a quarterly cash dividend of $0.03 per share on our Common Stock amounting to $3 million. The cash dividend will be paid on August 10, 2026 to holders of record as of July 28, 2026. As indicated above, as part of our deleveraging efforts, we reduced our quarterly dividend by approximately 95% beginning in the first quarter of 2025. We will continue to evaluate our dividend policy, taking into account our ability to return to a more balanced capital allocation strategy.
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
As of June 30, 2026, we believe that an adequate provision for income taxes has been made for all open tax years related to the examinations by governmental authorities. However, the outcome of tax audits cannot be predicted with certainty. If any issues raised by the governmental authorities are resolved in a manner inconsistent with our expectations or we are unsuccessful in defending our positions, we could be required to adjust our provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Environment
During the three months ended June 30, 2026, demand in the Western Hemisphere was supported by sequential seasonal improvement but remained overall muted in key end markets, including automotive, paints and coatings and construction, reflecting ongoing global macroeconomic weakness. Supply chain dislocations drove raw material and energy inflation, resulting in price escalation across the value chain particularly in Europe. We continue to identify and execute actions that aim to improve earnings, accelerate deleveraging and drive long‑term shareholder value.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of June 30, 2026, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any Common Stock during the three months ended June 30, 2026. As of June 30, 2026, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008, with approximately $1.1 billion value of shares remaining that may be purchased under the program. See Note 10 - Shareholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(c) Trading Plans
During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans or "non-Rule 10b5-1 trading arrangements" as defined in Item 408 of Regulation S-K.

Item 6. Exhibits(1)

Exhibit Number
Description

3.1	Restated Certificate of Incorporation of Celanese Corporation, effective May 15, 2025 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).

3.2	Amended and Restated By-laws of Celanese Corporation, effective May 15, 2025 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).

10.1*‡	Form of 2026 Time-Based Restricted Stock Unit Award Agreement (for non-employee directors).

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
President, Chief Executive Officer
and Director

	Date:	August 5, 2026

By:	/s/ CHUCK B. KYRISH
Chuck B. Kyrish
Senior Vice President and
Chief Financial Officer

	Date:	August 5, 2026