Form 10-Q
period 2026-09-30
Celanese Corp
filed 2026-11-03
CIK 1306830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2026
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant's Common Stock, $0.0001 par value, as of October 30, 2026 was 109,752,752.

CELANESE CORPORATION AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended September 30, 2026

Item 1. Financial Statements
CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In $ millions, except share and per share data)
Net sales	2,556	2,419	7,645	7,340
Cost of sales	(2,017)	(1,898)	(6,020)	(5,811)
Gross profit	539	521	1,625	1,529
Selling, general and administrative expenses	(248)	(231)	(725)	(676)
Amortization of intangible assets	(40)	(42)	(119)	(124)
Research and development expenses	(29)	(31)	(86)	(93)
Other (charges) gains, net	(32)	(1,491)	(83)	(1,542)
Foreign exchange gain (loss), net	12	2	34	29
Gain (loss) on disposition of businesses and assets, net	(4)	(3)	42	(2)
Operating profit (loss)	198	(1,275)	688	(879)
Equity in net earnings (loss) of affiliates	9	39	55	90
Non-operating pension and other postretirement employee benefit (expense) income	5	2	15	5
Interest expense	(175)	(177)	(544)	(524)
Refinancing expense	—	—	—	(32)
Interest income	6	7	25	18
Dividend income - equity investments	44	40	88	82
Other income (expense), net	6	4	(10)	7
Earnings (loss) from continuing operations before tax	93	(1,360)	317	(1,233)
Income tax (provision) benefit	(14)	7	(58)	75
Earnings (loss) from continuing operations	79	(1,353)	259	(1,158)
Earnings (loss) from operation of discontinued operations	(2)	—	(5)	(16)
Income tax (provision) benefit from discontinued operations	1	—	1	1
Earnings (loss) from discontinued operations	(1)	—	(4)	(15)
Net earnings (loss)	78	(1,353)	255	(1,173)
Net (earnings) loss attributable to noncontrolling interests	(4)	(4)	(12)	(11)
Net earnings (loss) attributable to Celanese Corporation	74	(1,357)	243	(1,184)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	75	(1,357)	247	(1,169)
Earnings (loss) from discontinued operations	(1)	—	(4)	(15)
Net earnings (loss)	74	(1,357)	243	(1,184)
Earnings (loss) per common share - basic
Continuing operations	0.68	(12.39)	2.25	(10.68)
Discontinued operations	(0.01)	—	(0.04)	(0.13)
Net earnings (loss) - basic	0.67	(12.39)	2.21	(10.81)
Earnings (loss) per common share - diluted
Continuing operations	0.68	(12.39)	2.24	(10.68)
Discontinued operations	(0.01)	—	(0.03)	(0.13)
Net earnings (loss) - diluted	0.67	(12.39)	2.21	(10.81)
Weighted average shares - basic	109,820,213	109,565,996	109,753,986	109,504,912
Weighted average shares - diluted	110,200,834	109,565,996	110,132,694	109,504,912

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In $ millions)
Net earnings (loss)	78	(1,353)	255	(1,173)
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	(26)	26	(68)	(48)
Gain (loss) on derivative hedges	(2)	29	(21)	49
Pension and postretirement benefits	—	—	(1)	—
Total other comprehensive income (loss), net of tax	(28)	55	(90)	1
Total comprehensive income (loss), net of tax	50	(1,298)	165	(1,172)
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(5)	(18)	(13)
Comprehensive income (loss) attributable to Celanese Corporation	44	(1,303)	147	(1,185)

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2026	As of December 31, 2025
	(In $ millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	1,362	1,263
Trade receivables - third party and affiliates	960	922
Non-trade receivables, net	624	545
Inventories	2,286	2,220
Assets held for sale	—	492
Other assets	258	251
Total current assets	5,490	5,693
Investments in affiliates	1,267	1,252
Property, plant and equipment, net	4,715	5,076
Operating lease right-of-use assets	426	359
Deferred income taxes	1,279	1,359
Other assets	571	601
Goodwill	4,150	4,171
Intangible assets, net	3,036	3,184
Total assets	20,934	21,695
LIABILITIES AND EQUITY
Current Liabilities
Short-term borrowings and current installments of long-term debt - third party and affiliates	1,414	1,204
Trade payables - third party and affiliates	1,315	1,279
Liabilities held for sale	—	75
Other liabilities	1,479	1,049
Income taxes payable	142	76
Total current liabilities	4,350	3,683
Long-term debt, net of unamortized deferred financing costs	10,131	11,394
Deferred income taxes	369	512
Uncertain tax positions	222	208
Benefit obligations	312	344
Operating lease liabilities	329	265
Other liabilities	586	817
Commitments and Contingencies
Shareholders' Equity
Common stock, $0.0001 par value, 400,000,000 shares authorized (2026: 171,039,486 issued and 2025: 170,918,221 issued)	—	—
Treasury stock, at cost	(5,480)	(5,482)
Additional paid-in capital	459	431
Retained earnings	10,109	9,876
Accumulated other comprehensive income (loss), net	(872)	(776)
Total Celanese Corporation shareholders' equity	4,216	4,049
Noncontrolling interests	419	423
Total equity	4,635	4,472
Total liabilities and equity	20,934	21,695

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	109,748,805	—	109,501,876	—
Stock option exercises	—	—	—	—
Stock awards	3,382	—	2,479	—
Balance as of the end of the period	109,752,187	—	109,504,355	—
Treasury Stock
Balance as of the beginning of the period	61,287,299	(5,480)	61,412,585	(5,483)
Issuance of treasury stock under stock plans	—	—	—	—
Balance as of the end of the period	61,287,299	(5,480)	61,412,585	(5,483)
Additional Paid-In Capital
Balance as of the beginning of the period		450		419
Stock-based compensation, net of tax		9		6
Balance as of the end of the period		459		425
Retained Earnings
Balance as of the beginning of the period		10,039		11,221
Net earnings (loss) attributable to Celanese Corporation		74		(1,357)
Common stock dividends		(4)		(3)
Balance as of the end of the period		10,109		9,861
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(842)		(903)
Other comprehensive income (loss), net of tax		(30)		54
Balance as of the end of the period		(872)		(849)
Total Celanese Corporation shareholders' equity		4,216		3,954
Noncontrolling Interests
Balance as of the beginning of the period		421		428
Net earnings (loss) attributable to noncontrolling interests		4		4
Other comprehensive income (loss), net of tax		2		1
Distributions/dividends to noncontrolling interests		(8)		(8)
Balance as of the end of the period		419		425
Total equity		4,635		4,379

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
	(In $ millions, except share data)
Common Stock
Balance as of the beginning of the period	109,570,157	—	109,327,556	—
Stock option exercises	5,506	—	—	—
Stock awards	176,524	—	176,799	—
Balance as of the end of the period	109,752,187	—	109,504,355	—
Treasury Stock
Balance as of the beginning of the period	61,348,064	(5,482)	61,499,640	(5,486)
Issuance of treasury stock under stock plans	(60,765)	2	(87,055)	3
Balance as of the end of the period	61,287,299	(5,480)	61,412,585	(5,483)
Additional Paid-In Capital
Balance as of the beginning of the period		431		409
Stock-based compensation, net of tax		28		16
Balance as of the end of the period		459		425
Retained Earnings
Balance as of the beginning of the period		9,876		11,054
Net earnings (loss) attributable to Celanese Corporation		243		(1,184)
Common stock dividends		(10)		(9)
Balance as of the end of the period		10,109		9,861
Accumulated Other Comprehensive Income (Loss), Net
Balance as of the beginning of the period		(776)		(848)
Other comprehensive income (loss), net of tax		(96)		(1)
Balance as of the end of the period		(872)		(849)
Total Celanese Corporation shareholders' equity		4,216		3,954
Noncontrolling Interests
Balance as of the beginning of the period		423		434
Net earnings (loss) attributable to noncontrolling interests		12		11
Other comprehensive income (loss), net of tax		6		2
Distributions/dividends to noncontrolling interests		(22)		(22)
Balance as of the end of the period		419		425
Total equity		4,635		4,379

See the accompanying notes to the unaudited interim consolidated financial statements.

CELANESE CORPORATION AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
	(In $ millions)
Operating Activities
Net earnings (loss)	255	(1,173)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Asset impairments	—	1,486
Depreciation, amortization and accretion	673	585
Pension and postretirement net periodic benefit cost	(7)	5
Pension and postretirement contributions	(39)	(38)
Deferred income taxes, net	(128)	(118)
(Gain) loss on disposition of businesses and assets, net	(43)	3
Stock-based compensation	26	19
Undistributed earnings in unconsolidated affiliates	14	3
Other, net	6	40
Operating cash provided by (used in) discontinued operations	(14)	6
Changes in operating assets and liabilities
Trade receivables - third party and affiliates, net	(64)	96
Inventories	(75)	158
Other assets	(11)	131
Trade payables - third party and affiliates	50	3
Other liabilities	180	(312)
Net cash provided by (used in) operating activities	823	894
Investing Activities
Capital expenditures on property, plant and equipment	(197)	(259)
Proceeds from sale of businesses and assets, net	500	7
Other, net	(7)	7
Net cash provided by (used in) investing activities	296	(245)
Financing Activities
Net change in short-term borrowings with maturities of 3 months or less	11	3
Proceeds from short-term borrowings	29	606
Repayments of short-term borrowings	(43)	(555)
Proceeds from long-term debt	96	2,926
Repayments of long-term debt	(1,089)	(3,060)
Common stock dividends	(10)	(9)
Distributions/dividends to noncontrolling interests	(22)	(22)
Other, net	(1)	(78)
Net cash provided by (used in) financing activities	(1,029)	(189)
Exchange rate effects on cash and cash equivalents	9	18
Net increase (decrease) in cash and cash equivalents	99	478
Cash and cash equivalents as of beginning of period	1,263	962
Cash and cash equivalents as of end of period	1,362	1,440

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
Basis of Presentation
The unaudited interim consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 contained in this Quarterly Report were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company, its majority owned subsidiaries over which the Company exercises control and, when applicable, variable interest entities in which the Company is the primary beneficiary. The unaudited interim consolidated financial statements and other financial information included in this Quarterly Report, unless otherwise specified, have been presented to separately show the effects of discontinued operations.
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
Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the entire year.
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

3. Acquisitions, Dispositions and Plant Closures
Dispositions
•Nutrinova Joint Venture
On August 31, 2026, the Company announced the signing of a definitive agreement with Mitsui & Co., Ltd. ("Mitsui"), to sell 19% of the Company's interest in Nutrinova Netherlands B.V. ("Nutrinova"), the Company's food ingredients joint venture, to Mitsui in a transaction with total cash proceeds of approximately $152 million (the "Nutrinova transaction"), subject to customary transaction adjustments. The Nutrinova transaction allows the Company to retain an 11% interest in the joint venture and is expected to close in the fourth quarter of 2026, subject to customary closing conditions.
•Micromax
On February 2, 2026, the Company completed the sale of the Micromax® business to Element Solutions Inc for a purchase price of $493 million, subject to customary transaction adjustments, resulting in a gain of $50 million included in Gain (loss) on disposition of businesses and assets, net in the unaudited interim consolidated statements of operations. The divestiture did not represent a strategic shift in the Company's future operations and financial results. The Micromax® business is included in the Engineered Materials segment and was classified as held for sale in the unaudited consolidated balance sheet as of December 31, 2025.
Plant Closures
•Lanaken, Belgium
Exit and shutdown costs related to plant closures are as follows:

Nine Months Ended September 30, 2026
(In $ millions)
Lanaken, Belgium(1)
Restructuring (Note 18)	41
Accelerated depreciation expense(2)	53
Total	94
______________________________
(1)In October 2025, the Company announced the intended closure of its facility in Lanaken, Belgium to streamline the Company's production costs across its global network. This operation is included in the Company's Acetyl Chain segment. The Company fully ceased all manufacturing operations during the three months ended September 30, 2026.
The Company expects to incur additional exit and shutdown costs related to the closure of its facility in Lanaken, Belgium of approximately $15 million, including employee termination costs, through 2027.
(2)Included in Cost of sales in the unaudited interim consolidated statements of operations.
4. Inventories

	As of September 30, 2026	As of December 31, 2025
	(In $ millions)
Finished goods	1,666	1,644
Work-in-process	82	89
Raw materials and supplies	538	487
Total	2,286	2,220

5. Goodwill and Intangible Assets, Net
Goodwill

	Engineered Materials	Acetyl Chain	Total
	(In $ millions)
As of December 31, 2025(1)	3,782	389	4,171
Transfer(2)	2	—	2
Exchange rate changes	(16)	(7)	(23)
As of September 30, 2026(1)	3,768	382	4,150
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
During the three months ended September 30, 2026 and September 30, 2025, the Company completed qualitative evaluations of its reporting units, with the exception of the engineered materials reporting unit, which was tested quantitatively. The Company concluded that it was more likely than not that the fair value of the reporting units evaluated qualitatively exceeded such units' carrying amount.
The results of the quantitative test performed during the three months ended September 30, 2026 of the engineered materials reporting unit determined that the estimated fair value of the engineered materials reporting unit exceeded its carrying amount by approximately 8%.
The results of the quantitative test performed during the three months ended September 30, 2025 of the engineered materials reporting unit determined that the carrying amount of the engineered materials reporting unit exceeded its estimated fair value. As such, the Company recorded a non-cash goodwill impairment loss of approximately $1.0 billion in Other (charges) gains, net (Note 18) within the Engineered Materials segment during the three months ended September 30, 2025. Although the projected cash flows of the engineered materials reporting unit had not declined from the projections used in the December 31, 2024 quantitative analysis, the impairment loss was primarily driven by a decline in the Company's market capitalization as a result of a decrease in the stock price as of the testing date which led to a 275 basis point increase in the discount rate used in the model.
The Company recorded an additional non-cash goodwill impairment loss of $98 million in Other (charges) gains, net (Note 18) within the Engineered Materials segment during the three months ended September 30, 2025, due to the impact on the engineered materials reporting unit of classifying the Micromax® portfolio of products as held for sale as of September 30, 2025 (Note 3).
The quantitative evaluations of the engineered materials reporting unit utilized an equal weighting of the income approach based on a discounted cash flow valuation model of the reporting unit and market approach using the guideline public company method. The Company applied equal weighting as both methods were determined to be equally relevant and reliable indicators of the reporting unit's fair value. The key assumptions used in the discounted cash flow valuation model include discount rates, revenue growth rates, tax rates, cash flow projections and terminal value rates. The discount rates used were based on the rates estimated by the weighted average cost of capital ("WACC") considering relevant peer companies and adjusting for company-specific risk factors. The revenue growth rates and cash flow projections were based on historical trends, macroeconomic trends in the industries and territories in which the reporting units operate, expected market segment growth rates and other internal and external sources, which methodology aligns with the Company's internal financial planning and analysis forecasting process. The tax rates considered the operating structure of the reporting unit and jurisdictions in which the reporting unit operates. A terminal value rate was applied to the final year of the projected periods to reflect continued stable, perpetual growth and is based on long-term inflation forecasts, industry growth and long-term economic growth potential. The market approach estimated the fair value using valuation multiples of comparable companies operating in similar industries.

While the Company believes the estimates and assumptions used in the impairment tests were reasonable, the Company's estimates and assumptions are inherently uncertain and change over time based on operating results, market conditions and other factors. These changes could materially affect key assumptions made in future quantitative tests, including discount rates, revenue growth rates, tax rates, cash flow projections and terminal value rates and could negatively impact the results of future impairment testing for each of the Company's reporting units and result in the recognition of impairment losses. Such losses could be material to the statements of operations and balance sheets in the period(s) recorded.
Intangible Assets, Net
Finite-lived intangible assets are as follows:

	Licenses	Customer- Related Intangible Assets	Developed Technology	Covenants Not to Compete and Other	Total
	(In $ millions)
Gross Asset Value
As of December 31, 2025	41	2,431	563	54	3,089
Exchange rate changes	2	(19)	(7)	—	(24)
As of September 30, 2026	43	2,412	556	54	3,065
Accumulated Amortization
As of December 31, 2025	(39)	(887)	(170)	(44)	(1,140)
Amortization	—	(88)	(30)	(1)	(119)
Exchange rate changes	(1)	14	2	—	15
As of September 30, 2026	(40)	(961)	(198)	(45)	(1,244)
Net book value	3	1,451	358	9	1,821
Indefinite-lived intangible assets are as follows:

Trademarks and Trade Names
(In $ millions)
As of December 31, 2025	1,235
Exchange rate changes	(20)
As of September 30, 2026	1,215
The Company assesses the recoverability of the carrying amount of its indefinite-lived intangible assets either qualitatively or quantitatively annually during the third quarter of its fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.
During the three months ended September 30, 2026 and September 30, 2025, the Company qualitatively determined that the fair value of each indefinite-lived intangible asset more likely than not exceeded its carrying amount, with the exception of those assigned to the engineered materials reporting unit.
The results of the quantitative tests of all indefinite-lived intangible assets assigned to the engineered material reporting unit performed during the three months ended September 30, 2026 determined that the estimated fair values of certain indefinite-lived intangible assets, primarily the Zytel® trade name, exceeded their carrying amounts by a range of 1% to 6%. As of September 30, 2026, the combined carrying amount of those indefinite-lived intangible assets was $910 million. The estimated fair values of the remaining indefinite-lived intangible assets subject to quantitative assessment exceeded their carrying amounts by a substantial margin.

The results of the quantitative tests of all indefinite-lived intangible assets assigned to the engineered material reporting unit performed during the three months ended September 30, 2025 determined that the carrying amount of certain of the Company's trade names, primarily Zytel®, exceeded their fair value. The Company recorded a non-cash impairment loss of $346 million in Other (charges) gains, net (Note 18) during the three months ended September 30, 2025. The impairment of these trade names was primarily driven by a decline in the Company's market capitalization as a result of a decrease in the stock price as of the testing date which led to an increase in the discount rates used in the models.
Indefinite-lived intangible assets assigned to the engineered materials reporting unit were tested quantitatively utilizing the relief from royalty method under the income approach to determine the estimated fair value for each indefinite-lived intangible asset. The key assumptions used in this model include discount rates, royalty rates, revenue growth rates and sales projections, tax rates and terminal value rates. The discount rates were based on the rates estimated by the Company's weighted average return on assets which considers the WACC and risks specific to the indefinite-lived intangible assets. Royalty rates were based on market transactional data and the most recent third party valuations which are periodically substantiated by third-party valuation consultants. The revenue growth rates and sales projections were based on historical trends and expected growth drivers such as macroeconomic trends in the industries and territories in which the indefinite-lived intangible assets operate, expected industry and product growth rates and other internal and external sources, which methodology aligns with the Company's internal financial planning and analysis process. The tax rates considered the operating structure of the Company and tax rates and jurisdictions in which the entity that owns the indefinite-lived intangible assets operates. A terminal value rate was applied to the final year of the projected period to reflect continued stable, perpetual growth and is based on long-term inflation forecast, industry and product growth and long-term economic growth potential.
While the Company believes the estimates and assumptions used in the impairment tests were reasonable, the estimates and assumptions are inherently uncertain and change over time based on operating results, market conditions and other factors. These changes could materially affect key assumptions made in future quantitative tests, including discount rates, royalty rates, revenue growth rates and sales projections, tax rates and terminal value rates and could negatively impact the results of future impairment testing for each of the Company's indefinite-lived intangible assets and result in the recognition of impairment losses. Such losses could be material to the statements of operations and balance sheets in the period(s) recorded.
During the nine months ended September 30, 2026, the Company did not renew or extend any intangible assets.
Estimated amortization expense for the succeeding five fiscal years is as follows:

(In $ millions)
2027	158
2028	157
2029	152
2030	149
2031	148
6. Current Other Liabilities

	As of September 30, 2026	As of December 31, 2025
	(In $ millions)
Benefit obligations (Note 8)	26	26
Customer rebates	129	110
Derivatives (Note 12)	333	102
Interest (Note 7)	238	197
Investment in affiliates	136	105
Operating leases	70	71
Restructuring (Note 18)	84	31
Salaries and benefits	186	147
Sales and use tax/foreign withholding tax payable	129	113
Other	148	147
Total	1,479	1,049

7. Debt

	As of September 30, 2026	As of December 31, 2025
	(In $ millions)
Short-Term Borrowings and Current Installments of Long-Term Debt - Third Party and Affiliates
Current installments of long-term debt	1,324	1,114
Short-term borrowings, including amounts due to affiliates(1)	90	47
Revolving credit facilities(2)	—	43
Total	1,414	1,204
______________________________
(1)The weighted average interest rate was 2.2% and 2.2% as of September 30, 2026 and December 31, 2025, respectively.
(2)The weighted average interest rate was 0.0% and 3.1% as of September 30, 2026 and December 31, 2025, respectively.

	As of September 30, 2026	As of December 31, 2025
	(In $ millions)
Long-Term Debt
Senior unsecured notes due 2026, interest rate of 1.400%	—	400
Senior unsecured notes due 2026, interest rate of 5.277%(1)	—	526
Senior unsecured notes due 2027, interest rate of 2.125%	568	587
Senior unsecured notes due 2027, interest rate of 7.165%(1)	554	554
Senior unsecured notes due 2028, interest rate of 0.625%	568	587
Senior unsecured notes due 2028, interest rate of 7.350%(1)	746	746
Senior unsecured notes due 2029, interest rate of 6.337%(1)	568	588
Senior unsecured notes due 2029, interest rate of 7.330%(1)	750	750
Senior unsecured notes due 2030, interest rate of 6.500%	700	700
Senior unsecured notes due 2030, interest rate of 7.550%(1)	999	999
Senior unsecured notes due 2031, interest rate of 7.000%	600	600
Senior unsecured notes due 2031, interest rate of 5.000%	852	881
Senior unsecured notes due 2032, interest rate of 7.379%(1)	1,000	1,000
Senior unsecured notes due 2033, interest rate of 7.700%(1)	1,000	1,000
Senior unsecured notes due 2033, interest rate of 6.750%	1,100	1,100
Senior unsecured notes due 2034, interest rate of 7.375%	800	800
Pollution control and industrial revenue bonds due at various dates through 2030(2)	85	85
Bank loans due at various dates through 2031(3)	538	582
Obligations under finance leases due at various dates through 2054	117	129
Subtotal	11,545	12,614
Unamortized deferred financing costs(4)	(90)	(106)
Current installments of long-term debt	(1,324)	(1,114)
Total	10,131	11,394
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
(3)The weighted average interest rate was 2.4% and 2.4% as of September 30, 2026 and December 31, 2025, respectively.
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
Certain of the Company's subsidiaries in China (Celanese (Shanghai) International Trading Co., Ltd ("CSIT") and Celanese (Nanjing) Chemical Co., Ltd. ("CNCC") have outstanding senior unsecured bank obligations (collectively, the "China Credit Facilities") as follows:

Subsidiary	Loan Origination Date	Maturity	Borrowing Capacity		Interest Rate	As of September 30, 2026
			(In CNY millions)		(In percentages)	(In CNY millions)	(In $ millions)
CSIT	January 4, 2023	January 13, 2026	400	(1)	2.700	—	—
CNCC	January 6, 2023	December 25, 2026	800	(2)	2.340	100	15
CSIT	March 26, 2026	February 7, 2027	100	(2)	2.220	100	15
CSIT	May 6, 2026	February 7, 2027	100	(2)	2.220	100	15
CNCC	July 18, 2025	June 17, 2027	200	(2)	2.340	160	24
CNCC	June 28, 2024	June 28, 2027	800	(2)	2.340	640	95
CNCC	January 15, 2025	December 21, 2027	500	(3)	2.440	425	63
CNCC	March 6, 2025	March 6, 2028	750	(2)	2.340	638	95
CNCC	November 1, 2024	June 9, 2028	1,000	(2)	2.350	690	103
CNCC	October 20, 2025	July 3, 2028	300	(2)	2.340	270	40
CNCC	October 20, 2025	October 20, 2028	300	(2)	2.340	285	43
CNCC	March 10, 2026	March 11, 2031	600	(4)	2.410	248	37
CNCC	March 26, 2026	April 15, 2031	950	(4)	2.410	100	15
Total						3,756	560
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
(4)Senior unsecured term loan credit agreement bearing interest at certain floating interest rates.
In April 2025, CNCC entered into a CNY100 million revolving credit facility guaranteed by Celanese U.S. (the "CNCC Revolving Credit Facility" and together with the CSIT Revolving Credit Facility, the "China Revolving Credit Facilities") expiring 12 months from the drawdown date. No draws were initiated as of September 30, 2026.

On September 16, 2026, CNCC entered into a CNY1.0 billion working capital loan expiring three years from the drawdown date. No draws were initiated as of September 30, 2026.
The Company expects the China Credit Facilities will continue to facilitate its efficient repatriation of cash to the U.S. to repay debt and effectively redomicile a portion of its U.S. debt to China at a lower average interest rate.
The Company's debt balances and amounts available for borrowing under its senior unsecured revolving credit facilities are as follows:

As of September 30, 2026
(In $ millions)
U.S. Revolving Credit Facility
Borrowings outstanding	—
Available for borrowing	1,750
China Revolving Credit Facilities
Borrowings outstanding	—
Available for borrowing	75
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
Deferred financing costs related to the March 2025 Offering were $34 million and are being amortized to Interest expense in the unaudited interim consolidated statements of operations over the terms of the applicable notes. Fees and expenses related to the March 2025 Tender Offers of $32 million, including accelerated amortization of deferred financing costs associated with the principal amounts tendered, are included in Refinancing expense in the unaudited interim consolidated statements of operations for the nine months ended September 30, 2025.
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

Accounts Receivable Purchasing Facilities
On May 22, 2026, the Company entered into an amendment to the amended and restated receivables purchase agreement (as so amended, the "U.S. Receivables Purchase Agreement") for its U.S. accounts receivable purchasing facility ("U.S. Receivables Purchase Facility") among certain of the Company's subsidiaries, a wholly-owned, "bankruptcy remote" special purpose subsidiary (the "U.S. SPE") and certain global financial institutions ("U.S. Purchasers"). The U.S. Receivables Purchase Agreement extends the term of the U.S. Receivables Purchase Facility such that the U.S. SPE may sell certain receivables until May 22, 2028. Under the U.S. Receivables Purchase Agreement, transfers of accounts receivable from the U.S. SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the U.S. SPE. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities, and once sold, such accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. These sales are transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of such accounts receivable from the Company's unaudited consolidated balance sheets.
On July 31, 2026, the Company entered into a receivables purchase and financing agreement (the "European Receivables Purchase and Financing Agreement") and established an accounts receivable purchasing and financing facility (the "European Receivables Purchase and Financing Facility") among certain of the Company's European subsidiaries, a wholly-owned, "bankruptcy remote" special purpose subsidiary (the "EU SPE") and certain global financial institutions ("EU Purchasers"). The European Receivables Purchase and Financing Agreement permits the EU SPE to either sell or borrow against certain receivables until July 31, 2028. Under the European Receivables Purchase and Financing Agreement, transfers of accounts receivable from the EU SPE are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to such accounts receivable to the EU SPE. Borrowings against the receivables are not treated as sales and, as a result, are retained on the Company's unaudited consolidated balance sheets. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities, and once sold, such accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. The sales are transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of such accounts receivable from the Company's unaudited consolidated balance sheets.
The Company's activity under the accounts receivable purchasing facilities is as follows:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
	(In $ millions)
U.S. Receivables Purchase Facility(1)
Accounts receivable de-recognized	1,142	1,471
Accounts receivable collected	1,100	1,500
European Receivables Purchase and Financing Facility(2)
Accounts receivable de-recognized	652	—
Accounts receivable collected	371	—
______________________________
(1)Unsold U.S. accounts receivable of $104 million were pledged by the U.S. SPE as collateral to the U.S. Purchasers as of September 30, 2026.
(2)Unsold EU accounts receivable of $267 million were pledged by the EU SPE as collateral to the EU Purchasers as of September 30, 2026.

Factoring and Discounting Agreements
The Company has factoring agreements in Japan and Singapore with financial institutions to sell 100% and 90% of certain accounts receivable, respectively, on a non-recourse basis. The Company also has a factoring agreement in China with a financial institution to sell 100% of certain accounts receivable on a limited recourse basis. On August 4, 2026, the Company proceeded to terminate its European factoring agreement. These transactions are treated as sales and are accounted for as reductions in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyer. The Company has no material continuing involvement in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. The Company de-recognized $529 million and $717 million of accounts receivable under these factoring agreements for the nine months ended September 30, 2026 and year ended December 31, 2025, respectively, and collected $589 million and $724 million of accounts receivable sold under these factoring agreements during the same periods.
The Company has master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts ("BADs"), classified as accounts receivable. Under the Master Discounting Agreements, transfers of BADs are treated as sales and are accounted for as a reduction in accounts receivable because the Master Discounting Agreements transfer effective control over and risk related to the transferred BADs to the financial institutions. The Company has no continuing involvement in the transferred BADs, and the BADs are no longer available to satisfy creditors in the event of a bankruptcy. The Company received $65 million and $82 million from the accounts receivable transferred under the Master Discounting Agreements for the nine months ended September 30, 2026 and year ended December 31, 2025, respectively.
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
The Company is in compliance with the covenants in its material financing arrangements as of September 30, 2026. The Company expects to remain in compliance with such covenants over the twelve-month required evaluation period subsequent to the date of this filing based on current market conditions and the Company's current expectation of future results of operations and cash generation. However, should the Company's actual future results of operations and cash generation differ materially from its expectations, it may be required to seek an amendment to or waiver of any impacted covenants, or pursue other mitigation strategies.
8. Benefit Obligations
The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Service cost	3	—	3	—	8	—	10	—
Interest cost	27	—	30	—	82	1	90	1
Expected return on plan assets	(32)	—	(32)	—	(97)	—	(96)	—
Amortization of prior service cost (credit)	—	—	—	—	(1)	—	—	—
Total	(2)	—	1	—	(8)	1	4	1

Benefit obligation funding is as follows:

	As of September 30, 2026	Total Expected 2026
	(In $ millions)
Cash contributions to defined benefit pension plans	23	33
Benefit payments to nonqualified pension plans	13	17
Benefit payments to other postretirement benefit plans	3	3
The Company's estimates of its U.S. defined benefit pension plan contributions reflect the provisions of the Pension Protection Act of 2006.
Pension and postretirement benefit plan balances recognized in the unaudited consolidated balance sheets consist of the following:

	As of September 30, 2026		As of December 31, 2025
	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
	(In $ millions)
Noncurrent Other assets	177	—	159	—
Current Other liabilities	(22)	(4)	(22)	(3)
Benefit obligations	(277)	(32)	(307)	(32)
Net amount recognized	(122)	(36)	(170)	(35)
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
The components of environmental remediation liabilities, included in current and noncurrent Other liabilities, are as follows:

	As of September 30, 2026	As of December 31, 2025
	(In $ millions)
Demerger obligations (Note 14)	13	24
Divestiture obligations (Note 14)	20	15
Active sites	22	23
U.S. Superfund sites	9	9
Other environmental remediation liabilities	2	2
Total	66	73

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
One such site is the Diamond Alkali Superfund Site, which is comprised of a number of sub-sites, including the Lower Passaic River Study Area ("LPRSA"), which is the lower 17-mile stretch of the Passaic River ("Lower Passaic River Site"), and the Newark Bay Study Area. The Company and approximately 70 other companies are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study ("RI/FS") at the Lower Passaic River Site in order to identify the levels of contaminants and potential cleanup actions, including the potential migration of contaminants between the LPRSA and the Newark Bay Study Area.
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
The Company owned and/or operated facilities in the vicinity of the Lower 8.3 Miles, but has found no evidence that it contributed any of the contaminants of concern to the Passaic River. In June 2018, Occidental Chemical Corporation ("OCC"), the successor to the Diamond Alkali Company, sued a subsidiary of the Company and 119 other parties alleging claims for joint and several liability, contribution and declaratory relief under Section 107 and 113 of Superfund for costs to clean up the LPRSA portion of the Diamond Alkali Superfund Site, Occidental Chemical Corporation v. 21st Century Fox America, Inc., et al, No. 2:18-CV-11273 (MCA) (LDW) (U.S. District Court New Jersey) (the "2018 OCC Lawsuit"), alleging that each of the defendants owned or operated a facility that contributed contamination to the LPRSA. With respect to the Company, the 2018 OCC lawsuit is limited to the former Celanese facility that Essex County, New Jersey has agreed to indemnify the Company for and does not change the Company's estimated liability for LPRSA cleanup costs.

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
In March 2023, the U.S. District Court for the District of New Jersey entered an order staying and administratively terminating the 2018 OCC Lawsuit, pending resolution of the request for judicial approval of the Consent Decree in the Consent Decree Action. Also, in March 2023, OCC filed a new lawsuit against 40 parties, including a subsidiary of the Company, seeking to recover costs for remedial design work the EPA has ordered OCC to undertake for a portion of the LPRSA at an estimated cost of $93 million, Occidental Chemical Corporation v. Givaudan Fragrances Corporation, No. 2:23-cv-1699 (U.S. District Court New Jersey) (the "2023 OCC Lawsuit"). Like the earlier lawsuit, the 2023 OCC Lawsuit concerns the facility Essex County, New Jersey purchased and for which Essex County, New Jersey has agreed to defend and indemnify the Company. This new lawsuit does not change the Company's estimated liability for LPRSA cleanup costs.
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
The Company declared a quarterly cash dividend of $0.03 per share on its Common Stock on October 14, 2026, amounting to $3 million. The cash dividend will be paid on November 10, 2026 to holders of record as of October 27, 2026.

Treasury Stock
The Company's Board of Directors authorizes repurchases of Common Stock from time to time. These authorizations give management discretion in determining the timing and conditions under which shares may be repurchased. This repurchase program does not have an expiration date.

Total From February 2008 Through September 30, 2026

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
The Company did not repurchase any Common Stock during the nine months ended September 30, 2026 or 2025.
Other Comprehensive Income (Loss), Net

	Three Months Ended September 30,
	2026			2025
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)(1)	(19)	(7)	(26)	37	(11)	26
Gain (loss) on derivative hedges	(3)	1	(2)	36	(7)	29
Pension and postretirement benefits gain (loss)	—	—	—	—	—	—
Total	(22)	(6)	(28)	73	(18)	55
______________________________
(1)Includes gross foreign currency translation adjustments related to noncontrolling interests of $2 million and $1 million for the three months ended September 30, 2026 and 2025, respectively.

	Nine Months Ended September 30,
	2026			2025
	Gross Amount	Income Tax (Provision) Benefit	Net Amount	Gross Amount	Income Tax (Provision) Benefit	Net Amount
	(In $ millions)
Foreign currency translation gain (loss)(1)	(39)	(29)	(68)	(163)	115	(48)
Gain (loss) on derivative hedges	(27)	6	(21)	57	(8)	49
Pension and postretirement benefits gain (loss)	(1)	—	(1)	—	—	—
Total	(67)	(23)	(90)	(106)	107	1
______________________________
(1)Includes gross foreign currency translation adjustments related to noncontrolling interests of $6 million and $2 million for the nine months ended September 30, 2026 and 2025, respectively.

Adjustments to Accumulated other comprehensive income (loss), net, attributable to Celanese Corporation are as follows:

	Foreign Currency Translation Gain (Loss)	Gain (Loss) on Derivative Hedges (Note 12)	Pension and Postretirement Benefits Gain (Loss) (Note 8)	Accumulated Other Comprehensive Income (Loss), Net
	(In $ millions)
As of December 31, 2025	(805)	35	(6)	(776)
Other comprehensive income (loss) before reclassifications	(45)	40	—	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(67)	(1)	(68)
Income tax (provision) benefit	(29)	6	—	(23)
As of September 30, 2026	(879)	14	(7)	(872)
11. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In percentages)
Effective income tax rate	15	1	18	6
The effective income tax rate for the three and nine months ended September 30, 2026, was higher compared to the same periods in 2025, primarily due to a non-cash goodwill impairment loss of $1.1 billion in the Engineered Materials segment recorded during the three months ended September 30, 2025, which is not deductible for tax purposes (Note 5). The rate for the nine months ended September 30, 2025 was also favorably impacted by a deferred tax benefit related to the relocation of certain intangible assets among wholly-owned foreign affiliates as part of the continued integration of global principal operations.
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
In addition, the audit by the U.S. tax authorities for the years 2016 through 2020 is in the data gathering phase and the Company's income tax returns in Mexico are under audit for the years 2018 through 2021.
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
The Company is currently subject to an inquiry by the local Chinese taxing authorities in Nantong, Zhuhai and Kunming for the taxable years 2021 through 2026 related to qualification for the beneficial treaty withholding rate of 5% on the Company's dividends from its acetate tow joint ventures received by its wholly-owned Hong Kong affiliate as opposed to the standard 10% withholding rate on dividends. The Company believes that its Hong Kong affiliate has the requisite operational substance and ownership of the dividend funds received and is in full compliance with the beneficial ownership language in the treaty and with previous notices issued by the State Taxation Administration.
As of September 30, 2026, the Company believes that an adequate provision for income taxes has been made for all open tax years related to the examinations and inquiries by governmental authorities. However, the outcome of the proceedings cannot be predicted with certainty. If any issues raised by the governmental authorities are resolved in a manner inconsistent with the Company's expectations or the Company is unsuccessful in defending its position, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded.

12. Derivative Financial Instruments
Information regarding changes in the fair value of the Company's derivative and non-derivative instruments is as follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Three Months Ended September 30,				Statement of Operations Classification
	2026	2025	2026	2025
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(3)	5	—	1	Cost of sales
Interest rate swaps	—	—	(2)	(2)	Interest expense
Total	(3)	5	(2)	(1)

Designated as Fair Value Hedges
Cross-currency swaps(1)	(20)	63	(16)	33	Foreign exchange gain (loss), net

Designated as Net Investment Hedges
Foreign currency denominated debt	1	(7)	—	—	N/A
Cross-currency swaps(2)	(50)	39	—	—	N/A
Total	(49)	32	—	—

Not Designated as Hedges
Foreign currency forwards	—	—	26	(12)	Foreign exchange gain (loss), net; Other income (expense), net
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

	Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Gain (Loss) Recognized in Earnings (Loss)
	Nine Months Ended September 30,				Statement of Operations Classification
	2026	2025	2026	2025
	(In $ millions)
Designated as Cash Flow Hedges
Commodity swaps	(9)	12	4	2	Cost of sales
Interest rate swaps	—	—	(5)	(5)	Interest expense
Total	(9)	12	(1)	(3)

Designated as Fair Value Hedges
Cross-currency swaps(1)	46	(84)	68	(126)	Foreign exchange gain (loss), net

Designated as Net Investment Hedges
Foreign currency denominated debt	24	(290)	—	—	N/A
Cross-currency swaps(2)	(56)	(348)	—	—	N/A
Total	(32)	(638)	—	—

Not Designated as Hedges
Foreign currency forwards	—	—	32	33	Foreign exchange gain (loss), net; Other income (expense), net
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

Information regarding the gross amounts of the Company's derivative instruments and the amounts offset in the unaudited consolidated balance sheets is as follows:

	As of September 30, 2026	As of December 31, 2025
	(In $ millions)
Derivative Assets
Gross amount recognized	243	291
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	243	291
Gross amount not offset in the consolidated balance sheets	21	28
Net amount	222	263

	As of September 30, 2026	As of December 31, 2025
	(In $ millions)
Derivative Liabilities
Gross amount recognized	707	706
Gross amount offset in the consolidated balance sheets	—	—
Net amount presented in the consolidated balance sheets	707	706
Gross amount not offset in the consolidated balance sheets	21	28
Net amount	686	678

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

		Fair Value Measurement
		Significant Other Observable Inputs (Level 2)
		Other assets		Other liabilities
	Notional Amount	Current	Noncurrent	Current	Noncurrent
	(In millions)	(In $ millions)
As of September 30, 2026
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$56	3	33	1	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	€909	30	—	21	51
Cross-currency swaps(1)	¥132,242	42	56	8	—
Derivatives Designated as Net Investment Hedges
Cross-currency swaps and foreign currency denominated debt	€3,204	34	—	265	79
Cross-currency swaps(2)	¥8,962	34	—	25	244
Derivatives Not Designated as Hedges
Foreign currency forwards	$1,527	11	—	13	—
Total		154	89	333	374
As of December 31, 2025
Derivatives Designated as Cash Flow Hedges
Commodity swaps	$46	4	44	—	—
Derivatives Designated as Fair Value Hedges
Cross-currency swaps	€909	14	—	8	86
Cross-currency swaps(1)	¥132,242	42	76	7	—
Derivatives Designated as Net Investment Hedges
Cross-currency swaps and foreign currency denominated debt	€4,899	82	—	65	429
Cross-currency swaps(2)	¥7,268	17	—	6	89
Derivatives Not Designated as Hedges
Foreign currency forwards	$2,184	12	—	16	—
Total		171	120	102	604
______________________________
(1)Notional amount denominated in Japanese yen.
(2)Notional amount denominated in Chinese yuan.

Carrying values and fair values of financial instruments that are not carried at fair value are as follows:

		Fair Value Measurement
	Carrying Amount	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
	(In $ millions)
As of September 30, 2026
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	18	18	—	18
Long-term debt, including current installments of long-term debt	11,545	11,481	117	11,598
As of December 31, 2025
Equity investments without readily determinable fair values	170	—	—	—
Insurance contracts in nonqualified trusts	18	19	—	19
Long-term debt, including current installments of long-term debt	12,614	12,592	129	12,721
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
As of September 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, receivables, trade payables, short-term borrowings and the current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table with the exception of the current installments of long-term debt.
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

The Company's obligation to indemnify Hoechst, and its legal successors, is capped under Category B at €250 million. If and to the extent the environmental damage should exceed €750 million in aggregate, the Company's obligation to indemnify Hoechst and its legal successors applies, but is then limited to 33.33% of the remediation cost without further limitations. Cumulative payments under the divestiture agreements as of September 30, 2026 are $133 million. Though the Company is significantly under its obligation cap under Category B, most of the divestiture agreements have become time barred and/or any notified environmental damage claims have been partially settled.
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
The Company has divested numerous businesses, investments and facilities through agreements containing indemnifications or guarantees to the purchasers. Many of the indemnity or guarantee obligations contain monetary and/or time limitations, which time limitations extend through 2037. The aggregate amount of known and quantified obligations containing such limitations is $102 million as of September 30, 2026.
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
Unconditional purchase obligations are expected to be paid through 2042 as follows:

As of September 30, 2026
(In $ millions)
2026	135
2027	426
2028	286
2029	271
2030	247
Thereafter	1,306
Total	2,671

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
As previously reported, in July 2020, the Company settled a European Commission competition law investigation involving certain of its subsidiaries and three other companies related to certain past ethylene purchases. Shell Chemicals Europe ("Shell"), certain Repsol entities ("Repsol") represented by Stichting Ethylene Claims (the "Stichting"), TotalEnergies, OMV, Borealis, LyondellBasell, and certain Versalis entities represented by the Stichting have each filed separate claims for damages with the District Court of Amsterdam against four companies, including the Company, arising from those activities. Hearings have been held in certain of these matters. On July 30, 2026, the Court published rulings in the Shell and Repsol matters finding the claimants' damages claims not plausible and dismissing in their entirety all claims against the Company and the three other companies. BASF, Dow, ExxonMobil, BP, MOL Group and Braskem have filed similar claims against the Company in the Court of Munich, Germany, and Dow filed a second claim against the Company and others in the Court of Dortmund, Germany. To date, 14 claims have been filed against the Company and other ethylene purchasers since 2023; however, two of these claims have been dismissed, as detailed above. On October 27, 2026, both Shell and Repsol filed individual notices of appeal of the judgments, which the Company will strongly defend against. It remains possible that new or existing claimants may assert additional claims or seek additional damages associated with the 2020 European Commission settlement. The Company expects additional hearings will take place and briefings will be filed in 2026. At this time, the Company cannot estimate but continues to assess any potential impact of these matters. The Company aggressively disputes these claims and intends to vigorously defend itself against them.

15. Segment Information

	Engineered Materials	Acetyl Chain		Other Activities	Total		Engineered Materials	Acetyl Chain		Other Activities	Total
	(In $ millions)						(In $ millions)
	Three Months Ended September 30, 2026						Three Months Ended September 30, 2025
Net sales from external customers	1,368	1,188		—	2,556		1,384	1,035		—	2,419
Intersegment Net sales	—	21		—	21	(1)	—	26		—	26	(1)
	1,368	1,209		—	2,577		1,384	1,061		—	2,445

Reconciliation of Net sales
Elimination of intersegment Net sales					(21)						(26)
Total consolidated Net sales					2,556						2,419

Cost of sales	(1,044)	(999)	(2)	5			(1,052)	(876)	(2)	4
Selling, general and administrative expenses	(92)	(36)		(120)			(105)	(38)		(88)
Amortization of intangible assets	(39)	(1)		—			(42)	—		—
Research and development expenses	(18)	(11)		—			(20)	(11)		—
Other (charges) gains, net (Note 18)	(10)	(20)		(2)			(1,490)	—		(1)
Gain (loss) on disposition of business and assets, net	(4)	(1)		1			(2)	(1)		—
Other segment items(3)	—	—		12			—	—		2
Operating profit (loss)	161	141		(104)	198		(1,327)	135		(83)	(1,275)

Reconciliation of Operating profit (loss)
Equity in net earnings (loss) of affiliates					9						39
Non-operating pension and other postretirement employee benefit (expense) income					5						2
Interest expense					(175)	(4)					(177)	(4)
Refinancing expense					—						—
Interest income					6	(4)					7	(4)
Dividend income - equity investments					44						40
Other income (expense), net					6						4
Earnings (loss) from continuing operations before tax					93						(1,360)

Depreciation and amortization	113	83		14	210		118	63		13	194
Equity in net earnings (loss) of affiliates	3	3		3	9		33	3		3	39
Capital expenditures	41	33		1	75	(5)	35	32		6	73	(5)
______________________________
(1)Intersegment sales primarily relate to the sale of certain Acetyl Chain segment products to the Engineered Materials segment.
(2)Excludes elimination of intersegment Cost of sales of $21 million and $26 million for the three months ended September 30, 2026 and 2025, respectively, related to the sale of certain Acetyl Chain segment products to the Engineered Materials segment.
(3)Includes Foreign exchange gain (loss), net.
(4)All interest income and expense is attributable to the Company's Other Activities segment.
(5)Includes an increase in accrued capital expenditures of $6 million and $9 million for the three months ended September 30, 2026 and 2025, respectively.

	Engineered Materials	Acetyl Chain		Other Activities	Total		Engineered Materials	Acetyl Chain		Other Activities	Total
	(In $ millions)						(In $ millions)
	Nine Months Ended September 30, 2026						Nine Months Ended September 30, 2025
Net sales from external customers	4,139	3,506		—	7,645		4,113	3,227		—	7,340
Intersegment Net sales	—	68		—	68	(1)	—	65		—	65	(1)
	4,139	3,574		—	7,713		4,113	3,292		—	7,405

Reconciliation of Net sales
Elimination of intersegment Net sales					(68)						(65)
Total consolidated Net sales					7,645						7,340

Cost of sales	(3,166)	(2,926)	(2)	4			(3,163)	(2,716)	(2)	3
Selling, general and administrative expenses	(281)	(92)		(352)			(313)	(89)		(274)
Amortization of intangible assets	(117)	(2)		—			(123)	(1)		—
Research and development expenses	(55)	(30)		(1)			(62)	(31)		—
Other (charges) gains, net (Note 18)	(25)	(50)		(8)			(1,521)	(4)		(17)
Gain (loss) on disposition of business and assets, net	43	(1)		—			—	(2)		—
Other segment items(3)	—	—		34			—	—		29
Operating profit (loss)	538	473		(323)	688		(1,069)	449		(259)	(879)

Reconciliation of Operating profit (loss)
Equity in net earnings (loss) of affiliates					55						90
Non-operating pension and other postretirement employee benefit (expense) income					15						5
Interest expense					(544)	(4)					(524)	(4)
Refinancing expense					—						(32)
Interest income					25	(4)					18	(4)
Dividend income - equity investments					88						82
Other income (expense), net					(10)						7
Earnings (loss) from continuing operations before tax					317						(1,233)

Depreciation and amortization	364	250		41	655		341	188		35	564
Equity in net earnings (loss) of affiliates	40	6		9	55		73	8		9	90
Capital expenditures	100	82		4	186	(5)	120	94		21	235	(5)

	As of September 30, 2026						As of December 31, 2025
Goodwill and intangible assets, net	6,757	429		—	7,186		6,917	438		—	7,355
Total assets	13,461	5,087		2,386	20,934		13,971	5,302		2,422	21,695
______________________________
(1)Intersegment sales primarily relate to the sale of certain Acetyl Chain segment products to the Engineered Materials segment.
(2)Excludes elimination of intersegment Cost of sales of $68 million and $65 million for the nine months ended September 30, 2026 and 2025, respectively, related to the sale of certain Acetyl Chain segment products to the Engineered Materials segment.
(3)Includes Foreign exchange gain (loss), net.
(4)All interest income and expense is attributable to the Company's Other Activities segment.
(5)Includes a decrease in accrued capital expenditures of $11 million and $24 million for the nine months ended September 30, 2026 and 2025, respectively.

16. Revenue Recognition
The Company has certain contracts that represent take-or-pay revenue arrangements in which the Company's performance obligations extend over multiple years.
Remaining performance obligations related to take-or-pay contracts are expected to be recognized as follows:

As of September 30, 2026
(In $ millions)
2026	64
2027	132
2028	95
Thereafter	26
Total	317
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
Further disaggregation of Net sales by business segment and geographic destination is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In $ millions)
Engineered Materials
North America	387	378	1,121	1,131
Europe and Africa	401	404	1,304	1,210
Asia-Pacific	547	568	1,617	1,670
South America	33	34	97	102
Total	1,368	1,384	4,139	4,113

Acetyl Chain
North America	403	363	1,182	1,113
Europe and Africa	436	373	1,285	1,162
Asia-Pacific	316	275	943	876
South America	33	24	96	76
Total(1)	1,188	1,035	3,506	3,227
______________________________
(1)Excludes intersegment sales of $21 million and $26 million for the three months ended September 30, 2026 and 2025, respectively. Excludes intersegment sales of $68 million and $65 million for the nine months ended September 30, 2026 and 2025, respectively.

17. Earnings (Loss) Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In $ millions, except share data)
Amounts attributable to Celanese Corporation
Earnings (loss) from continuing operations	75	(1,357)	247	(1,169)
Earnings (loss) from discontinued operations	(1)	—	(4)	(15)
Net earnings (loss)	74	(1,357)	243	(1,184)

Weighted average shares - basic	109,820,213	109,565,996	109,753,986	109,504,912
Incremental shares attributable to equity awards(1)	380,621	—	378,708	—
Weighted average shares - diluted	110,200,834	109,565,996	110,132,694	109,504,912
______________________________
(1)Excludes anti-dilutive incremental shares attributable to equity awards as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In shares )
Options to purchase shares of Common Stock	989,102	731,008	938,906	671,183
Equity award shares	40,729	57,590	25,470	67,716
In addition, the Company incurred a net loss from continuing operations for the three and nine months ended September 30, 2025, resulting in 231,627 and 222,970, respectively, of incremental shares attributable to equity awards being excluded from the number of weighted average shares - diluted as their effect would be antidilutive.

18. Other (Charges) Gains, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In $ millions)
Restructuring(1)	(30)	(5)	(76)	(56)
Asset impairments(2)	—	(1,486)	—	(1,486)
Plant/office closures	(2)	—	(7)	—
Total	(32)	(1,491)	(83)	(1,542)
______________________________
(1)Includes employee termination benefits primarily related to the previously announced closures of the Company's facilities in Lanaken, Belgium (Note 3), Ulsan, South Korea and Sakra, Singapore during the three and nine months ended September 30, 2026, and employee termination benefits related to Company-wide business optimization projects during the three and nine months ended September 30, 2026 and 2025.
(2)Primarily related to non-cash impairment losses on goodwill and certain trade names, primarily Zytel® during the three and nine months ended September 30, 2025 (Note 5).
The changes in the restructuring liabilities by business segment are as follows:

	Engineered Materials	Acetyl Chain	Other	Total
	(In $ millions)
Employee Termination Benefits
As of December 31, 2025	14	9	8	31
Additions	25	43	8	76
Cash payments	(21)	(1)	(6)	(28)
Exchange rate changes	—	(1)	—	(1)
As of September 30, 2026	18	50	10	78

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

Results of Operations
Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(unaudited)
	(In $ millions, except percentages)
Statement of Operations Data
Net sales	2,556	2,419	137	7,645	7,340	305
Gross profit	539	521	18	1,625	1,529	96
Selling, general and administrative ("SG&A") expenses	(248)	(231)	(17)	(725)	(676)	(49)
Other (charges) gains, net	(32)	(1,491)	1,459	(83)	(1,542)	1,459
Gain (loss) on disposition of businesses and assets, net	(4)	(3)	(1)	42	(2)	44
Operating profit (loss)	198	(1,275)	1,473	688	(879)	1,567
Equity in net earnings (loss) of affiliates	9	39	(30)	55	90	(35)
Non-operating pension and other postretirement employee benefit (expense) income	5	2	3	15	5	10
Interest expense	(175)	(177)	2	(544)	(524)	(20)
Refinancing expense	—	—	—	—	(32)	32
Interest income	6	7	(1)	25	18	7
Dividend income - equity investments	44	40	4	88	82	6
Earnings (loss) from continuing operations before tax	93	(1,360)	1,453	317	(1,233)	1,550
Earnings (loss) from continuing operations	79	(1,353)	1,432	259	(1,158)	1,417
Earnings (loss) from discontinued operations	(1)	—	(1)	(4)	(15)	11
Net earnings (loss)	78	(1,353)	1,431	255	(1,173)	1,428
Net earnings (loss) attributable to Celanese Corporation	74	(1,357)	1,431	243	(1,184)	1,427
Other Data
Depreciation and amortization	210	194	16	655	564	91
SG&A expenses as a percentage of Net sales	9.7%	9.5%		9.5%	9.2%
Operating margin(1)	7.7%	(52.7)%		9.0%	(12.0)%
Other (charges) gains, net
Restructuring	(30)	(5)	(25)	(76)	(56)	(20)
Asset impairments	—	(1,486)	1,486	—	(1,486)	1,486
Plant/office closures	(2)	—	(2)	(7)	—	(7)
Total Other (charges) gains, net	(32)	(1,491)	1,459	(83)	(1,542)	1,459
______________________________
(1)Defined as Operating profit (loss) divided by Net sales.

	As of September 30, 2026	As of December 31, 2025
	(unaudited)
	(In $ millions)
Balance Sheet Data
Cash and cash equivalents	1,362	1,263

Short-term borrowings and current installments of long-term debt - third party and affiliates	1,414	1,204
Long-term debt, net of unamortized deferred financing costs	10,131	11,394
Total debt	11,545	12,598

Factors Affecting Business Segment Net Sales
The percentage increase (decrease) in Net sales attributable to each of the factors indicated for each of our business segments is as follows:
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	(6)	5	—	(1)
Acetyl Chain	—	14	—	14
Total Company	(4)	10	—	6
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Volume	Price	Currency	Total
	(unaudited)
	(In percentages)
Engineered Materials	(4)	3	2	1
Acetyl Chain	(2)	9	2	9
Total Company	(4)	6	2	4
Consolidated Results
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Net sales increased $137 million, or 6%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•higher pricing in our Acetyl Chain segment, primarily due to regional supply dislocation, as well as higher raw material and sourcing costs; and
•higher pricing in our Engineered Materials segment, primarily due to pricing actions implemented during the nine months ended September 30, 2026, as well as a more favorable product mix;
partially offset by:
•lower volume in our Engineered Materials segment, primarily due to the completed sale of the Micromax® business (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information).
Operating profit increased $1.5 billion, or 116%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•a favorable impact of $1.5 billion to Other (charges) gains, net in our Engineered Materials segment, primarily related to non-cash impairment losses on goodwill and certain trade names during the three months ended September 30, 2025, which did not recur in the current period (see Note 5 - Goodwill and Intangible Assets, Net and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information); and
•higher Net sales in our Acetyl Chain segment;
partially offset by:
•higher raw material and sourcing costs in our Acetyl Chain segment, primarily for ethylene and methanol;

•higher spending of $57 million in our Other Activities and Acetyl Chain segments, primarily related to higher incentive compensation in our Other Activities segment and increased plant operating and maintenance expenses and higher logistics costs in our Acetyl Chain segment during the three months ended September 30, 2026; and
•an unfavorable impact of $20 million to Other (charges) gains, net and higher accelerated depreciation expense of $18 million in our Acetyl Chain segment, primarily related to restructuring costs associated with the previously announced closure of our facility in Lanaken, Belgium (see Note 3 - Acquisitions, Dispositions and Plant Closures and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information).
Equity in net earnings (loss) of affiliates decreased $30 million, or 77%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•a decrease in earnings from our Mylar Specialty Films, Fortron and Ibn Sina strategic affiliates, primarily due to restructuring activities, lower volumes and global supply and distribution dislocations, respectively.
Our effective income tax rate for the three months ended September 30, 2026 was 15% compared to 1% for the same period in 2025. The higher effective income tax rate was primarily due to a non-cash goodwill impairment loss of $1.1 billion in the Engineered Materials segment recorded during the three months ended September 30, 2025, which is not deductible for tax purposes (see Note 5 - Goodwill and Intangible Assets, Net). See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net sales increased $305 million, or 4%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•higher pricing in our Acetyl Chain segment, primarily due to regional supply dislocation, as well as higher raw material and sourcing costs;
•higher pricing in our Engineered Materials segment, primarily due to pricing actions implemented during the nine months ended September 30, 2026, as well as a more favorable product mix; and
•a favorable currency impact from our Engineered Materials and Acetyl Chain segments, primarily resulting from a stronger euro and Chinese yuan relative to the U.S. dollar;
partially offset by:
•lower volume in our Engineered Materials and Acetyl Chain segments, primarily due to the completed sale of the Micromax® business in our Engineered Materials segment (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information) and decreased global demand in our Acetyl Chain segment.
Operating profit increased $1.6 billion, or 178%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•a favorable impact of $1.5 billion to Other (charges) gains, net in our Engineered Materials segment, primarily related to non-cash impairment losses on goodwill and certain trade names during the nine months ended September 30, 2025, which did not recur in the current period (see Note 5 - Goodwill and Intangible Assets, Net and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information);
•higher Net sales across all of our segments; and
•a gain of $50 million in our Engineered Materials segment, recognized on the completed sale of the Micromax® business (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);

partially offset by:
•higher spending of $130 million in our Other Activities and Acetyl Chain segments during the nine months ended September 30, 2026, primarily related to higher incentive compensation and merger and acquisition costs in our Other Activities segment and increased plant operating and maintenance expenses and higher logistics costs in our Acetyl Chain segment;
•higher raw material costs in our Acetyl Chain segment, primarily for ethylene and methanol;
•higher accelerated depreciation expense of $98 million in our Acetyl Chain and Engineered Materials segments during the nine months ended September 30, 2026, primarily related to the previously announced closure of our facility in Lanaken, Belgium in our Acetyl Chain segment, the announced closure of our facilities in Sakra, Singapore and Ulsan, South Korea, and the optimization of the North American nylon 6,6 polymerization units in our Engineered Materials segment (see Note 3 - Acquisitions, Dispositions and Plant Closures and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information); and
•an unfavorable impact of $46 million to Other (charges) gains, net in our Acetyl Chain segment, primarily related to restructuring costs associated with the previously announced closure of our facility in Lanaken, Belgium (see Note 3 - Acquisitions, Dispositions and Plant Closures and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information).
Equity in net earnings (loss) of affiliates decreased $35 million, or 39%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•a decrease in earnings from our Mylar Specialty Films, Fortron and Ibn Sina strategic affiliates, primarily due to restructuring activities, lower volumes and global supply and distribution dislocations, respectively.
Our effective income tax rate for the nine months ended September 30, 2026 was 18% compared to 6% for the same period in 2025. The higher effective income tax rate was primarily due to a non-cash goodwill impairment loss of $1.1 billion in the Engineered Materials segment recorded during the three months ended September 30, 2025, which is not deductible for tax purposes (see Note 5 - Goodwill and Intangible Assets, Net). The rate for the nine months ended September 30, 2025 was also favorably impacted by a deferred tax benefit related to the relocation of certain intangible assets among wholly-owned foreign affiliates as part of the continued integration of global principal operations. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.

Business Segments
Engineered Materials

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2026	2025			2026	2025
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,368	1,384	(16)	(1.2)%	4,139	4,113	26	0.6%
Net Sales Variance
Volume	(6)%				(4)%
Price	5%				3%
Currency	—%				2%
Other (charges) gains, net	(10)	(1,490)	1,480	99.3%	(25)	(1,521)	1,496	98.4%
Gain (loss) on disposition of businesses and assets, net	(4)	(2)	(2)	(100.0)%	43	—	43	100.0%
Operating profit (loss)	161	(1,327)	1,488	112.1%	538	(1,069)	1,607	150.3%
Operating margin	11.8%	(95.9)%			13.0%	(26.0)%
Equity in net earnings (loss) of affiliates	3	33	(30)	(90.9)%	40	73	(33)	(45.2)%
Depreciation and amortization	113	118	(5)	(4.2)%	364	341	23	6.7%
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
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Net sales decreased for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•lower volume, primarily due to the completed sale of the Micromax® business (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
largely offset by:
•higher pricing for most of our products, primarily due to pricing actions implemented during the nine months ended September 30, 2026, as well as a more favorable product mix.
Operating profit increased for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•a favorable impact of $1.5 billion to Other (charges) gains, net, primarily related to non-cash impairment losses on goodwill and certain trade names during the three months ended September 30, 2025, which did not recur in the current period (see Note 5 - Goodwill and Intangible Assets, Net and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information).
Equity in net earnings (loss) of affiliates decreased for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•a decrease in earnings from our Mylar Specialty Films, Fortron and Ibn Sina strategic affiliates, primarily due to restructuring activities, lower volumes and global supply and distribution dislocations, respectively.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net sales increased for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•higher pricing for most of our products, primarily due to pricing actions implemented during the nine months ended September 30, 2026, as well as a more favorable product mix; and
•a favorable currency impact, primarily resulting from a stronger euro and Chinese yuan relative to the U.S. dollar;
largely offset by:
•lower volume, primarily due to the completed sale of the Micromax® business (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information).
Operating profit increased for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•a favorable impact of $1.5 billion to Other (charges) gains, net, primarily related to non-cash impairment losses on goodwill and certain trade names during the nine months ended September 30, 2025, which did not recur in the current period (see Note 5 - Goodwill and Intangible Assets, Net and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information);
•higher Net sales; and
•a gain of $50 million recognized on the completed sale of the Micromax® business (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information);
partially offset by:
•higher accelerated depreciation expense of $40 million, primarily related to the announced closure of our facilities in Sakra, Singapore and Ulsan, South Korea, and optimization of the North American nylon 6,6 polymerization units during the nine months ended September 30, 2026.
Equity in net earnings (loss) of affiliates decreased for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•a decrease in earnings from our Mylar Specialty Films, Fortron and Ibn Sina strategic affiliates, primarily due to restructuring activities, lower volumes and global supply and distribution dislocations, respectively.

Acetyl Chain

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2026	2025			2026	2025
	(unaudited)
	(In $ millions, except percentages)
Net sales	1,209	1,061	148	13.9%	3,574	3,292	282	8.6%
Net Sales Variance
Volume	—%				(2)%
Price	14%				9%
Currency	—%				2%
Other (charges) gains, net	(20)	—	(20)	(100.0)%	(50)	(4)	(46)	(1,150.0)%
Operating profit (loss)	141	135	6	4.4%	473	449	24	5.3%
Operating margin	11.7%	12.7%			13.2%	13.6%
Depreciation and amortization	83	63	20	31.7%	250	188	62	33.0%
Our Acetyl Chain segment, which includes the integrated chain of our intermediate chemistry, emulsion polymers, ethylene vinyl acetate polymers, redispersible powders and acetate tow businesses, is active in every major global industrial sector and serves diverse consumer end-use applications. These include conventional uses, such as paints, coatings, adhesives and filter products, as well as other unique, high-value end uses including flexible packaging, thermal laminations, pharmaceuticals, wire and cable, and compounds. Together with our strategic affiliates, our Acetyl Chain businesses are leading producers and suppliers in multiple global industrial sectors.
The pricing of products within the Acetyl Chain is influenced by industry utilization rates and changes in the cost of raw materials. Therefore, in general, there is a directional correlation between these factors and our Net sales for most Acetyl Chain products. This impact to pricing typically lags changes in raw material costs over months or quarters.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Net sales increased for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•higher pricing for most of our products globally, primarily due to regional supply dislocation, as well as higher raw material and sourcing costs.
Operating profit increased for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•higher Net sales;
largely offset by:
•higher raw material and sourcing costs, primarily for ethylene and methanol;
•higher spending of $23 million, primarily as a result of increased plant operating and maintenance expenses and higher logistics costs during the three months ended September 30, 2026; and
•an unfavorable impact of $20 million to Other (charges) gains, net and higher accelerated depreciation expense of $18 million, primarily related to restructuring costs associated with the previously announced closure of our facility in Lanaken, Belgium (see Note 3 - Acquisitions, Dispositions and Plant Closures and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information).
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net sales increased for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•higher pricing for most of our products globally, primarily due to regional supply dislocation, as well as higher raw material and sourcing costs; and

•a favorable currency impact, primarily resulting from a stronger euro and Chinese yuan relative to the U.S. dollar;
partially offset by:
•lower volume for some of our products, primarily related to decreased global demand.
Operating profit increased for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•higher Net sales;
partially offset by:
•higher raw material and sourcing costs, primarily for ethylene and methanol;
•higher accelerated depreciation expense of $58 million and an unfavorable impact of $46 million to Other (charges) gains, net, primarily related to restructuring costs associated with the previously announced closure of our facility in Lanaken, Belgium (see Note 3 - Acquisitions, Dispositions and Plant Closures and Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information); and
•higher spending of $51 million, primarily as a result of increased plant operating and maintenance expenses and higher logistics costs during the nine months ended September 30, 2026.
Other Activities

	Three Months Ended September 30,		Change	% Change	Nine Months Ended September 30,		Change	% Change
	2026	2025			2026	2025
	(unaudited)
	(In $ millions, except percentages)
Other (charges) gains, net	(2)	(1)	(1)	(100.0)%	(8)	(17)	9	52.9%
Operating profit (loss)	(104)	(83)	(21)	(25.3)%	(323)	(259)	(64)	(24.7)%
Our Other Activities segment primarily consists of corporate administrative and treasury operations such as finance, tax, information technology and human resource functions, interest income and expense associated with financing activities and results of our captive insurance companies. Our Other Activities segment also includes the components of net periodic benefit cost (interest cost, expected return on assets and net actuarial gains and losses) for our defined benefit pension plans and other postretirement plans not allocated to our other business segments.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Operating loss increased for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•higher spending of $34 million, primarily related to higher incentive compensation during the three months ended September 30, 2026;
partially offset by:
•a favorable currency impact.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Operating loss increased for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to:
•higher spending of $79 million, primarily related to higher incentive compensation and merger and acquisition costs incurred during the nine months ended September 30, 2026;

partially offset by:
•a favorable impact of $9 million to Other (charges) gains, net, primarily due to lower employee termination benefits related to Company-wide business optimization projects in the current year (see Note 18 - Other (Charges) Gains, Net in the accompanying unaudited interim consolidated financial statements for further information).
Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents, dividends from our portfolio of strategic investments and available borrowings under our senior unsecured revolving credit facilities. As of September 30, 2026, we have $1.75 billion available for borrowing under our senior U.S. Revolving Credit Facility (defined below) and $75 million available for borrowing under our separate China Revolving Credit Facilities (defined below), if required, to meet our working capital needs and other contractual obligations (see Covenants section below for further information). In addition, we held cash and cash equivalents of $1.4 billion as of September 30, 2026. We are actively managing our business to maintain cash flow, and we believe that liquidity from the above-referenced sources will be sufficient to meet our operational and capital investment needs and financial obligations for the foreseeable future.
On August 31, 2026, we announced the signing of a definitive agreement with Mitsui & Co., Ltd. ("Mitsui"), to sell 19% of our interest in Nutrinova Netherlands B.V. ("Nutrinova"), our food ingredients joint venture, to Mitsui in a transaction with total cash proceeds of approximately $152 million (the "Nutrinova transaction"), subject to customary transaction adjustments. The Nutrinova transaction allows us to retain an 11% interest in the joint venture and is expected to close during the fourth quarter of 2026, subject to customary closing conditions. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.
On February 2, 2026, we completed the sale of the Micromax® business to Element Solutions Inc for a purchase price of $493 million, subject to customary transaction adjustments. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.
In October 2025, we announced the intended closure of our facility in Lanaken, Belgium to streamline our production costs across our global network. We fully ceased all manufacturing operations during the three months ended September 30, 2026. We expect to incur additional exit and shutdown costs related to the closure of the facility of approximately $15 million, including employee termination costs, through 2027. See Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information.
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
We continue to focus our near-term capital expenditures on required stewardship, maintenance and productivity projects, as we continue to prioritize deleveraging and expect total capital expenditures to be approximately $300 million to $350 million in 2026. In Engineered Materials, at our Nanjing, China facility, our expansions of (1) the compounding plant was completed and began production activities during the three months ended December 31, 2025 and (2) the liquid crystal polymer ("LCP") facility is on schedule for completion by the end of 2026 with production to begin in 2027. Our energy optimization productivity and greenhouse gas reduction project at our polyoxymethylene ("POM") unit in Frankfurt, Germany is progressing on an extended schedule that aligns with our strategy for capital spending. In the Acetyl Chain, our planned expansion of our vinyl acetate ethylene ("VAE") emulsion plant in Frankfurt, Germany was completed during the third quarter of 2026 and is now in production. We continue to see the investments made in recent years strengthen the growth and reliability, while lowering the carbon footprint, of our manufacturing network to best serve our customers.
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
We are subject to capital controls and exchange restrictions imposed by the local governments in certain jurisdictions where we operate, such as China, South Korea, India and Indonesia. Capital controls impose limitations on our ability to exchange currencies, repatriate earnings or capital, lend via intercompany loans or create cross-border cash pooling arrangements. Our largest exposure to a country with capital controls is in China. Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the Chinese government imposes certain currency exchange controls on cash transfers out of China, puts certain limitations on duration, purpose and amount of intercompany loans and restricts cross-border cash pooling. While it is possible that future tightening of these restrictions or application of new similar restrictions could impact us, these limitations do not currently restrict our operations.
Cash Flows
Cash and cash equivalents increased $99 million to $1.4 billion as of September 30, 2026 compared to December 31, 2025. As of September 30, 2026, $673 million of the $1.4 billion of cash and cash equivalents was held by our foreign subsidiaries. Cash and cash equivalents held by foreign subsidiaries are largely accessible without additional material tax consequences, if needed in the U.S., to fund operations. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
•Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities decreased $71 million to $823 million for the nine months ended September 30, 2026 compared to net cash provided by operating activities of $894 million for the same period in 2025, primarily due to:
•increase in trade working capital of $346 million, primarily due to inventory increases as a result of higher pricing and raw material costs and increased trade receivables due to increased sales and timing of collections, partially offset by increased trade receivable sales and factoring activity and the timing of trade payable settlements during the nine months ended September 30, 2026; and
•a decrease in earnings performance after noncash adjustments;
partially offset by:
•an increase in other operating assets and liabilities of $350 million, primarily due to the timing of collections and settlements during the nine months ended September 30, 2026.
•Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities increased $541 million to $296 million for the nine months ended September 30, 2026 compared to net cash used in investing activities of $245 million for the same period in 2025, primarily due to:
•a cash inflow of $493 million related to sale of the Micromax® business (see Note 3 - Acquisitions, Dispositions and Plant Closures in the accompanying unaudited interim consolidated financial statements for further information); and
•a decrease of $62 million in capital expenditures during the nine months ended September 30, 2026.

•Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities increased $840 million to $1.0 billion for the nine months ended September 30, 2026 compared to net cash used in financing activities of $189 million for the same period in 2025, primarily due to:
•a decrease in proceeds from long-term debt, primarily due to the March 2025 Offering (defined below), of $2.6 billion during the nine months ended September 30, 2025, which did not recur in the current year, and a decrease in proceeds of $199 million from our various long-term China working capital and term loans; and
•a decrease in net borrowings on short-term debt, primarily due to a decrease in net borrowings on our China Revolving Credit Facilities (defined below) and U.S. Revolving Credit Facility (defined below) of $94 million, and a decrease of net borrowings under various short-term China working capital loans during the nine months ended September 30, 2026;
partially offset by:
•a decrease in repayments of long-term debt, primarily due to the March 2025 Tender Offers (defined below) of $1.1 billion, redemption of the 6.050% Senior Notes due March 15, 2025, partial repayment of $550 million of the March 2022 U.S. Term Loan Credit Facility (defined below), and redemption of the 1.250% Senior Notes due February 11, 2025, during the nine months ended September 30, 2025, which did not recur in the current year, partially offset by the redemption of the 4.777% Notes (defined below), payment of the 1.400% Notes (defined below), and repayment of certain long-term China working capital loans during the nine months ended September 30, 2026; and
•a decrease in debt refinancing costs paid of $74 million during the nine months ended September 30, 2025, which did not recur in the current year.
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
Celanese (Nanjing) Chemical Co., Ltd. ("CNCC") and CSIT entered into various working capital and term loans (the "China Working Capital and Term Loans") that bear interest at floating or fixed interest rates and expire on various dates beginning December 2026 through April 2031. During the three and nine months ended September 30, 2026, CNCC and CSIT entered into one and five such agreements, respectively, with a combined borrowing capacity of CNY1.0 billion and CNY2.8 billion, respectively. The China Working Capital and Term Loans have an outstanding balance of $560 million as of September 30, 2026.
In April 2025, CNCC entered into a CNY100 million revolving credit facility guaranteed by Celanese U.S. (the "CNCC Revolving Credit Facility" and together with the CSIT Revolving Credit Facility, the "China Revolving Credit Facilities") expiring 12 months from the drawdown date. No draws were initiated as of September 30, 2026.
On September 16, 2026, CNCC entered into a CNY1.0 billion working capital loan expiring three years from the drawdown date. No draws were initiated as of September 30, 2026.
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
Deferred financing costs related to the March 2025 Offering were $34 million and are being amortized to Interest expense in the unaudited interim consolidated statements of operations over the terms of the applicable notes. Fees and expenses related to the March 2025 Tender Offers of $32 million, including accelerated amortization of deferred financing costs associated with the principal amounts tendered, are included in Refinancing expense in the unaudited interim consolidated statements of operations for the nine months ended September 30, 2025.
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

•Accounts Receivable Purchasing Facilities
On May 22, 2026, we entered into an amendment to the amended and restated receivables purchase agreement for our U.S. accounts receivable purchasing facility among certain of our subsidiaries, a wholly-owned, "bankruptcy remote" special purpose subsidiary (the "U.S. SPE") and certain global financial institutions ("U.S. Purchasers"). We de-recognized $1.1 billion and $1.5 billion of accounts receivable under this agreement for the nine months ended September 30, 2026 and year ended December 31, 2025, respectively, and collected $1.1 billion and $1.5 billion of accounts receivable sold under this agreement during the same periods. Unsold accounts receivable of $104 million were pledged by the U.S. SPE as collateral to the U.S. Purchasers as of September 30, 2026.
On July 31, 2026, we entered into a receivables purchase and financing agreement and established an accounts receivable purchasing and financing facility among certain of our European subsidiaries, a wholly-owned, "bankruptcy remote" special purpose subsidiary (the "EU SPE") and certain global financial institutions ("EU Purchasers"). We de-recognized $652 million and collected $371 million of accounts receivable under this agreement for the nine months ended September 30, 2026. Unsold European accounts receivable of $267 million were pledged by the EU SPE as collateral to the EU Purchasers as of September 30, 2026.
•Factoring and Discounting Agreements
We have factoring agreements in Japan, Singapore and China with financial institutions. On August 4, 2026, we proceeded to terminate our European factoring agreement. We de-recognized $529 million and $717 million of accounts receivable under these factoring agreements for the nine months ended September 30, 2026 and year ended December 31, 2025, respectively, and collected $589 million and $724 million of accounts receivable sold under these factoring agreements during the same periods.
We have master discounting agreements (the "Master Discounting Agreements") with financial institutions in China to discount, on a non-recourse basis, banker's acceptance drafts, classified as accounts receivable. We received $65 million and $82 million from the accounts receivable transferred under the Master Discounting Agreements for the nine months ended September 30, 2026 and year ended December 31, 2025, respectively.
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
We are in compliance with the covenants in our material financing arrangements as of September 30, 2026. We expect to remain in compliance with such covenants over the twelve-month required evaluation period subsequent to the date of this filing based on current market conditions and our current expectation of future results of operations and cash generation. However, should our actual future results of operations and cash generation differ materially from our expectations, we may be required to seek an amendment to or waiver of any impacted covenants, or pursue other mitigation strategies.
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

Nine Months Ended September 30, 2026
(In $ millions)
(unaudited)
Net sales to third parties	1,341
Net sales to non-guarantor subsidiaries	227
Total net sales	1,568
Gross profit	(105)
Earnings (loss) from continuing operations	(499)
Net earnings (loss)	(502)
Net earnings (loss) attributable to the Obligor Group	(502)

	As of September 30, 2026	As of December 31, 2025
	(In $ millions)
	(unaudited)
Receivables from non-guarantor subsidiaries	2,358	1,176
Other current assets	2,805	2,503
Total current assets	5,163	3,679
Goodwill	536	536
Other noncurrent assets	6,823	6,620
Total noncurrent assets	7,359	7,156
Current liabilities due to non-guarantor subsidiaries	10,865	8,384
Current liabilities due to affiliates	6	5
Other current liabilities	2,147	1,666
Total current liabilities	13,018	10,055
Noncurrent liabilities due to non-guarantor subsidiaries	2,340	1,810
Other noncurrent liabilities	10,417	11,784
Total noncurrent liabilities	12,757	13,594

Share Capital
On October 14, 2026, we declared a quarterly cash dividend of $0.03 per share on our Common Stock amounting to $3 million. The cash dividend will be paid on November 10, 2026 to holders of record as of October 27, 2026. As indicated above, as part of our deleveraging efforts, we reduced our quarterly dividend by approximately 95% beginning in the first quarter of 2025. We will continue to evaluate our dividend policy, taking into account our ability to return to a more balanced capital allocation strategy.
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
In addition, the audit by the U.S. tax authorities for the years 2016 through 2020 is in the data gathering phase and our income tax returns in Mexico are under audit for the years 2018 through 2021. During the first quarter of 2025, we initiated settlement discussions with the German tax authorities regarding certain matters related to the audit for periods after 2007. In the second quarter of 2025, the Company concluded settlement discussions with respect to the 2008 through 2012 tax years.
We will record the impacts of any additional audit settlements in income tax expense in the period in which such settlements are finalized. Based on information currently available, we do not expect any additional material impacts to the unaudited interim consolidated statements of operations.
We are currently subject to an inquiry by the local Chinese taxing authorities in Nantong, Zhuhai and Kunming for the taxable years 2021 through 2026 related to qualification for the beneficial treaty withholding rate of 5% on our dividends from our acetate tow joint ventures received by our wholly-owned Hong Kong affiliate as opposed to the standard 10% withholding rate on dividends. We believe that our Hong Kong affiliate has the requisite operational substance and ownership of the dividend funds received and is in full compliance with the beneficial ownership language in the treaty and with previous notices issued by the State Taxation Administration.
As of September 30, 2026, we believe that an adequate provision for income taxes has been made for all open tax years related to the examinations and inquiries by governmental authorities. However, the outcome of the proceedings cannot be predicted with certainty. If any issues raised by the governmental authorities are resolved in a manner inconsistent with our expectations or we are unsuccessful in defending our positions, we could be required to adjust our provision for income taxes in the period such resolution occurs. If required, any such adjustments could be material to the statements of operations and cash flows in the period(s) recorded. See Note 11 - Income Taxes in the accompanying unaudited interim consolidated financial statements for further information.
Business Environment
During the three months ended September 30, 2026, conditions remained mixed across many end markets and demand is stable at low levels. We continue to identify and execute actions that aim to improve earnings, accelerate deleveraging and drive long‑term shareholder value.

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
We describe our significant accounting policies in Note 2 - Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in our 2025 Form 10-K. We discuss our critical accounting policies and estimates in MD&A in our 2025 Form 10-K. The following updates the discussion of "Recoverability of Goodwill and Indefinite-Lived Intangible Assets" included in MD&A in our 2025 Form 10-K due to events occurring during the three months ended September 30, 2026.
Recoverability of Goodwill and Indefinite-Lived Intangible Assets
We assess the recoverability of the carrying amount of our goodwill and other indefinite-lived intangible assets annually during the third quarter of our fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.
We reevaluate our identified reporting units annually or when triggered, such as upon reorganization of our operating segments or due to business reasons that result in material changes as to how our reporting units are organized and managed.
When assessing the recoverability of goodwill and other indefinite-lived intangible assets, we may first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit or another indefinite-lived intangible asset is less than its carrying amount. The qualitative evaluation is an assessment of multiple factors, including the current operating environment, financial performance, market considerations and other relevant events and factors affecting our reporting units. For example, qualitative factors may include a sustained decrease in our consolidated market capitalization or one of our reporting units' market capitalization relative to its respective net book value, significant business-specific actions, or current or projected deterioration of a reporting unit's financial performance. Under such qualitative assessment, if it is more likely than not that a reporting unit's fair value is less than its carrying amount, then we perform a quantitative assessment. We may elect to bypass the qualitative assessment for some or all of our reporting units or other indefinite-lived intangible assets and proceed directly to a quantitative analysis depending on the facts and circumstances.
In performing a quantitative analysis of goodwill, recoverability of goodwill for each reporting unit is measured using the income approach based on a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved or a combination of the income approach and the market approach using the guideline public company method. The key assumptions used in the discounted cash flow valuation model include discount rates, revenue growth rates, tax rates, cash flow projections and terminal value rates. Discount rates used are based on the rates estimated by the weighted average cost of capital ("WACC") considering relevant peer companies and adjusting for company-specific risk factors. Revenue growth rates and cash flow projections are based on historical trends, macroeconomic trends in the industries and territories in which the reporting units operate, expected market segment growth rates and other internal and external sources, which methodology aligns with our internal financial planning and analysis forecasting process. Tax rates consider the operating structure of the reporting unit and jurisdictions in which the reporting unit operates. A terminal value rate is applied to the final year of the projected periods to reflect continued stable, perpetual growth and is based on long-term inflation forecast, industry growth and long-term economic growth potential. The market approach estimates fair value using valuation multiples of comparable companies operating in similar industries. Our quantitative impairment assessment is sensitive to changes in underlying estimates and assumptions, the most sensitive of which is the discount rate. To corroborate our fair value conclusions, we perform a market capitalization reconciliation as of the goodwill assessment date.
During the three months ended September 30, 2026, as a part of our annual goodwill impairment assessment, we qualitatively determined that the estimated fair value of each reporting unit more likely than not exceeded the assigned carrying amount, with the exception of the engineered materials reporting unit. During the three months ended September 30, 2026, we performed a quantitative evaluation of the engineered materials reporting unit, which indicated that the reporting unit's fair value exceeded its carrying amount by approximately 8%.
This quantitative evaluation was based on a combination of the income approach utilizing a discount rate of 12% and the market approach, with a 50% weighting applied to each method. We applied equal weighting as both methods were determined to be equally relevant and reliable indicators of the reporting unit's fair value. This methodology and weighting is consistent with our prior quantitative evaluations as of September 30, 2025, December 31, 2024 and September 30, 2024.
As of September 30, 2026, our engineered materials reporting unit had $3.8 billion in recorded goodwill and our remaining reporting units had a combined $382 million in recorded goodwill. Should our estimates change based on the engineered materials reporting unit's operating results, market conditions, or other factors in our forecast, including changes in the discount rate, the engineered materials reporting unit may become subject to impairment in future periods. A 1% increase in the discount rate would have resulted in a decrease in the percentage by which the engineered materials reporting unit's fair value exceeded its carrying amount to approximately 4%.
Management tests other indefinite-lived intangible assets quantitatively utilizing the relief from royalty method under the income approach to determine the estimated fair value for each indefinite-lived intangible asset. The key assumptions used in this model include discount rates, royalty rates, revenue growth rates and sales projections, tax rates and terminal value rates. The discount rates are based on the rates estimated by the Company's weighted average return on assets which considers the WACC and risks specific to the indefinite-lived intangible assets. Royalty rates are based on comparable market transactional data and the most recent third party valuations which are periodically substantiated by third-party valuation consultants. Revenue growth rates and sales projections are based on historical trends and expected growth drivers such as macroeconomic trends in the industries and territories in which the indefinite-lived intangible assets operate, expected industry and product growth rates and other internal and external sources, which methodology aligns with our internal financial planning and analysis process. Tax rates consider our operating structure and jurisdictions in which the entity that owns the rights to the indefinite-lived intangible assets operates. A terminal value rate is applied to the final year of the projected periods to reflect continued stable, perpetual growth and is based on long-term inflation forecasts, industry and product growth and long-term economic growth potential. Our quantitative impairment assessment is sensitive to changes in underlying estimates and assumptions, the most sensitive of which is the discount rate.
During the three months ended September 30, 2026, as part of our annual indefinite-lived intangible asset impairment assessment, we qualitatively determined that the estimated fair value of each indefinite-lived intangible asset more likely than not exceeded its carrying amount, with the exception of those assigned to the engineered materials reporting unit. During the three months ended September 30, 2026, we performed a quantitative evaluation of the indefinite-lived intangible assets assigned to the engineered materials reporting unit. The estimated fair values of certain indefinite-lived intangible assets, primarily our Zytel® trade name, were in excess of their carrying amounts by a range of 1% to 6%. As of September 30, 2026, the combined carrying amount of those indefinite-lived intangible assets was $910 million. The estimated fair values of the remaining indefinite-lived intangible assets subject to quantitative assessment exceeded their carrying amounts by a substantial margin.
The quantitative evaluations utilized the relief from royalty method under the income approach to determine the estimated fair value of each indefinite-lived intangible asset, utilizing a discount rate of 12.5%. Should our estimates change based on engineered materials reporting unit's operating results, market conditions, or other factors in our forecast, including changes in the discount rate, indefinite-lived intangible assets may become subject to impairment in future periods. For example, a 1% increase in the discount rate would result in a $59 million impairment of certain of our indefinite-lived intangible assets assigned to the engineered materials reporting unit, primarily our Zytel® trade name.
Specific assumptions discussed above are updated at the date of each test to consider current industry and company-specific risk factors from the perspective of a market participant. Our estimates and assumptions are inherently uncertain and change over time based on operating results, market conditions and other factors and could materially affect the determination of the fair value and potential impairment of goodwill for each reporting unit or indefinite-lived intangible assets associated with each reporting unit. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment or other factors result in adjustments to key assumptions or management projections, impairment losses may occur in future periods, and these impairment losses may be material.
See Note 5 - Goodwill and Intangible Assets, Net in the accompanying unaudited interim consolidated financial statements for further information.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, as of September 30, 2026, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any Common Stock during the three months ended September 30, 2026. As of September 30, 2026, our Board of Directors had authorized the repurchase of $6.9 billion of our Common Stock since February 2008, with approximately $1.1 billion value of shares remaining that may be purchased under the program. See Note 10 - Shareholders' Equity in the accompanying unaudited interim consolidated financial statements for further information.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(c) Trading Plans
During the quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading plans or "non-Rule 10b5-1 trading arrangements" as defined in Item 408 of Regulation S-K.

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

10.1†
First Amendment to Credit Agreement, dated as of July 31, 2026, by and among Celanese Corporation, Celanese US Holdings LLC, the subsidiary guarantors party thereto, each lender party thereto, Bank of America, N.A., as Administrative Agent, amending that certain Credit Agreement dated as of August 11, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2026).

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 has been formatted in Inline XBRL.
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

CELANESE CORPORATION

By:	/s/ SCOTT A. RICHARDSON
Scott A. Richardson
President, Chief Executive Officer
and Director

	Date:	November 3, 2026

By:	/s/ CHUCK B. KYRISH
Chuck B. Kyrish
Senior Vice President and
Chief Financial Officer

	Date:	November 3, 2026